Form 10-Q
period 1996-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1996-08-01
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended           June 30, 1996
                                _________________________________

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________    _______________


Commission file number                  0-19214
                     ____________________________________________


                      Union National Financial Corporation
_________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Pennsylvania                             23-2415179
___________________________________      ________________________
    (State of Incorporation)             (I.R.S. Employer ID No.)


101 East Main Street, P.O. Box 567, Mount Joy, PA          17552
____________________________________________________     ________
     (Address of principal executive offices)            Zip Code

                           (717) 653 - 1441
_________________________________________________________________
           (Registrant's telephone number, including area code)

                            Not Applicable
_________________________________________________________________
           (Former name, former address, & former fiscal year, if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                   ______________

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                                              Yes [ ] No[ ]
                                                _________________


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,375,683     shares of $.25 (par) common stock were
_________________
outstanding as of     July 30, 1996.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page
                                                              #

PART I    - FINANCIAL INFORMATION:

          - Consolidated Statements of Financial Condition    1


          - Consolidated Statements of Income                 2


          - Consolidated Statements of Cash Flows             3


          - Notes to Consolidated Financial Statements        4


          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations             5-12



PART II   - OTHER INFORMATION                                13


Signature Page                                               14

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 6/30/96      12/31/95
                                           ______________________


ASSETS

Cash and Due from Banks                      $5,729        $7,214
Federal Funds Sold                            1,280             0
Investment Securities Held to Maturity
(Market Value - 1996-$16,555;1995-$14,096)   16,690        13,884
Investment Securities Available for Sale     34,259        25,553
Loans(Net of Unearned Income)               124,677       120,417
Less:Allowance for Loan Losses              (1,309)       (1,265)
                                           ______________________
    Total Net Loans                         123,368       119,152

Premises and Equipment - Net                  5,821         5,904
Accrued Interest Receivable                   1,348         1,217
Deferred Income Taxes                           359           291
Investment in Limited Partnerships            1,057         1,111
Other Assets                                    468           331
                                           ______________________
    TOTAL ASSETS                           $190,379      $174,657
                                           ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $14,963       $13,452
 Interest-Bearing                           141,844       129,915
                                           ______________________
    Total Deposits                          156,807       143,367

Short-Term Borrowing                          3,131         3,399
Long-Term Borrowing                           7,805         6,270
Accrued Interest Payable                        895           763
Other Liabilities                               306            89
                                            _____________________
     TOTAL LIABILITIES                      168,944       153,888

STOCKHOLDER'S EQUITY

Common Stock (Par Value $.25)                   599           600
  Shares: Authorized - 20,000,000; Issued -
  2,397,765 in 1996 (2,400,000 in 1995)
  Outstanding - 2,375,683 in 1996 (2,372,672
  in 1995)
Surplus                                       1,999         2,019
Retained Earnings                            19,239        18,484
Unrealized gain/(loss) on securities
  available for sale, net of tax               (68)            93
Less: Treasury Stock - at cost
 (22,082 shares in 1996 and 27,328 shares
  in 1995)                                    (334)         (427)
                                           ______________________
      TOTAL STOCKHOLDER'S EQUITY             21,435        20,769
                                           ______________________

     TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                  $190,379     $174,657
                                           ======================


The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended March 31,
                                               1996       1995

(In thousands, except per share date)

INTEREST INCOME
Interest and Fees on Loans                   $2,768        $2,598
Investment Securities:
   Taxable                                      517           419
   Exempt from Federal Taxes                    205           155
Deposits in Banks                                 1             0
Federal Funds Sold                               22             9
                                           ______________________
   Total Interest Income                      3,513         3,181

INTEREST EXPENSE
Deposits                                      1,427         1,214
Short-Term Borrowing                             25            35
Long-Term Debt                                  106            17
                                           ______________________
   Total Interest Expense                     1,558         1,266
                                           ______________________
   Net Interest Income                        1,955         1,915
PROVISION for LOAN LOSSES                        41            27
                                           ______________________

Net Interest Income after Provision
for Loan Losses                               1,914         1,888

OTHER OPERATING INCOME
Trust Income                                     23            40
Service Charges on Deposit Accounts              80            73
Other Service Charges, Commissions, Fees         73            61
Investment Securities Gains/(Losses)              2             1
Other Income                                      9            12
                                           ______________________
    Total Other Operating Income                187           187

OTHER OPERATING EXPENSES

Salaries and Wages                              642           584
Retirement Plan and Other Employee Benefits     198           187
Net Occupancy Expense                           131           107
Furniture and Equipment Expense                  92            77
FDIC Insurance Assessment                         1            78
Other Operating Expenses                        415           329
                                           ______________________
    Total Other Operating Expenses            1,479         1,362
                                           ______________________
    Income before Income Taxes                  622           713
PROVISION for INCOME TAXES                       80           178
                                           ______________________
    NET INCOME for PERIOD                      $542          $535
                                           ======================

PER SHARE INFORMATION
 Net Income for Period                        $0.23         $0.23
 Cash Dividends                              $0.080        $0.060
 Average Common Shares Outstanding        2,375,161     2,381,361


                                        Six Months Ended June 30,
                                               1996       1995

(In thousands, except per share date)

INTEREST INCOME
Interest and Fees on Loans                   $5,503        $5,057
Investment Securities:
   Taxable                                      962           822
   Exempt from Federal Taxes                    400           304
Deposits in Banks                                 2             0
Federal Funds Sold                               48            19
                                           ______________________
   Total Interest Income                      6,915         6,202

INTEREST EXPENSE
Deposits                                      2,807         2,331
Short-Term Borrowing                             32            46
Long-Term Debt                                  208            17
                                           ______________________
   Total Interest Expense                     3,047         2,394
                                           ______________________
   Net Interest Income                        3,868         3,808
PROVISION for LOAN LOSSES                        49            48
                                           ______________________
Net Interest Income after Provision
for Loan Losses                               3,819         3,760

OTHER OPERATING INCOME
Trust Income                                     47            81
Service Charges on Deposit Accounts             154           144
Other Service Charges, Commissions, Fees        139           118
Investment Securities Gains/(Losses)              2             1
Other Income                                     54            38
                                           ______________________
    Total Other Operating Income                396           382

OTHER OPERATING EXPENSES
Salaries and Wages                            1,283         1,153
Retirement Plan and Other Employee Benefits     403           380
Net Occupancy Expense                           293           200
Furniture and Equipment Expense                 177           127
FDIC Insurance Assessment                         2           156
Other Operating Expenses                        786           678
                                           ______________________
    Total Other Operating Expenses            2,944         2,694
                                           ______________________
    Income before Income Taxes                1,271         1,448
PROVISION for INCOME TAXES                      172           350
                                           ______________________
    NET INCOME for PERIOD                    $1,099        $1,098
                                           ======================

PER SHARE INFORMATION
Net Income for Period                         $0.46         $0.46
Cash Dividends                               $0.145        $0.115
Average Common Shares Outstanding         2,374,152     2,387,329

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       Six Months Ended June 30,
         (In thousands)                        1996         1995



CASH FLOWS from OPERATING ACTIVITIES
Net Income                                     $1,099      $1,098
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                 254         199
    Provision for Loan Losses                      49          48
    Investment Securities (Gains)/Losses          (2)         (1)
    Provision for Deferred Income Taxes            15         (6)
    (Increase)/Decrease in Accrued
    Interest Receivable                         (131)        (46)
    (Increase)/Decrease in Other Assets         (106)       (397)
    Increase/(Decrease) in Other Liabilities      348         373
                                           ______________________
    Net Cash Provided by Operating Activities   1,526      1,268
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold   (1,280)      1,870
Proceeds from Sales of
 Available for Sale Securities                  1,996       1,008
Proceeds from Maturities of
 Available for Sale Securities                  6,408       1,848
Proceeds from Maturities of
 Held to Maturity Securities                      512       4,560
Purchases of Available for Sale Securities   (17,353)     (4,088)
Purchases of Held to Maturity Securities      (3,318)     (2,062)
Loans Made to Customers, Net of
 Principal Collected on Loans                 (4,264)     (7,872)
Investment in Limited Partnership                   0           0
Purchases of Property and Equipment             (147)     (1,653)
                                           ______________________
    Net Cash (Used in)Investing Activities   (17,446)     (6,389)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                           2,019     (7,211)
Net Increase/(Decrease) in Certificates
 of Deposits                                   11,421       7,652
Net Increase/(Decrease) in Short-Term
 Borrowings                                     (268)         622
Proceeds from Issuance of Long-Term Debt        1,535       3,500
Acquisition of Treasury Stock                       0       (211)
Issuance of Treasury Stock                         72           0
Cash Dividends Paid                             (344)       (275)
                                           ______________________
   Net Cash Provided by (Used in)
   Financing Activities                        14,435       4,077
                                           ______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                         (1,485)     (1,044)
CASH and CASH EQUIVALENTS -
  Beginning of Period                           7,214       5,572
                                           ______________________
CASH and CASH EQUIVALENTS - End of Period      $5,729      $4,528
                                           ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositor                    $2,693      $2,200
 Interest Paid - Other                            222          46
 Income Taxes                                     110         275
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
 Retirement of 4,000 shares of Treasury Stock     $62          $0

The accompanying notes are an integral part of the consolidated financial statements.

              UNION NATIONAL FINANCIAL CORPORATION
                     MOUNT JOY, PENNSYLVANIA

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the latest period. All such adjustments were of a normal, recurring nature.

2. These statements should be read in conjunction with notes to the financial statements contained in the 1995 Annual Report to Stockholders.

3. Management considers the allowance for loan losses (reserve) to be adequate at this time.

4. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 120,000 shares which are reserved for issuance under the Corporation's 1988 Stock Incentive Plan and 150,000 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan.

5.   The results of operations for the six month period ended
     June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Union National Mount Joy Bank (the
Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1995 Annual Report. Current performance does not guarantee, assure, or may be indicative of similar performance in the future.

Results of Operations

Overview

Consolidated net income for the six months ended June 30, 1996 was $1,099,000, an increase of .1%, as compared to the consolidated net income of $1,098,000 for the same period in 1995.

Consolidated net income for the three months ended June 30, 1996 was $542,000, an increase of 1.3%, as compared to the consolidated net income of $535,000 for the same period in 1995.

On a per share basis, net income for the six months ended June
30, 1996 was $.46, no change as compared to the same period in 1995.

Results of operations for the six months ended June 30, 1996 as compared to the same period in 1995 were impacted by the following items: (1) Net income was positively impacted by a 9% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in deposits and by additions to average borrowings; (2) net income was negatively impacted by the narrowing of the spread between short-term and long-term interest rates during 1995 and these rates related effects on loans, investments, and deposits; (3) net income was negatively impacted by a 9.2% increase in other operating expenses; and (4) net income was positively impacted by income tax credits available in 1996. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on assets (ROA), was 1.21% on an annualized basis for the six months ended June 30, 1996, as compared to 1.36% for the same period in 1995. Net income as a percent of average stockholders' equity, also known as return on equity (ROE), was 10.4% on an annualized basis for the six months ended June 30, 1996, as compared to 11.1% for the same period in 1995.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1996. Management expects the growth in deposits for 1996 to return to similar historic growth rates achieved prior to 1995. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include the implementation of a formal officer calling program to enhance the Bank's competitive position for loans, deposits and other financial services in the communities it serves and the implementation of a bank-wide incentive program for employee participation. Other actions include the strategic promotion of the Bank's branch offices in light of continual bank consolidation in the Bank's market area; the promotion of intermediate-term certificates of deposit including the reintroduced push-button certificate allowing a one-time increase in the interest rate during the term of the certificate; the promotion of a new certificate of deposit which has a no-penalty feature during the life of the certificate; and a special promotion of the Bank's regular checking account featuring no monthly service charges when payroll is electronically deposited. As a result of the above described efforts, the Bank's certificate of deposit portfolio under $100,000 has increased $7,395,000, or 12.4%, to $67,127,000 at June 30, 1996, from
$59,732,000 at December 31, 1995. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers, (2) implementation of a formal officer calling program, (3) plans in the Summer of 1996 to offer a new loan product, home equity lines of credit, (4) expansion of the Bank's retail consumer lending through automobile dealers, (5) economic stability of Lancaster County as discussed later in this section, (6) the recently opened Manheim branch office, and (7) continued population growth in the Bank's market area.

It is anticipated that economic activity in the Bank's market area during 1996 appears favorable due to the availability of generally low lending rates and continued construction activity. The decline in long-term interest rates from 1994 and early 1995 levels is expected to augment economic activity. The overall effect of the previous economic slowdown as well as other factors can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Credit Risk and Loan Quality.

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the six months ended June 30, 1996 increased by $112,000, or 2.8%, over the same period in 1995. Commercial and residential average loan growth of $10,093,000 and average investment security growth of $6,803,000 was funded by the growth in average deposits of $12,614,000 and by the growth in average long-term debt of $6,749,000. Average earning assets increased in the amount of $18,105,000 over the same period in 1995. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $215,000.

During the first quarter of 1995, the Federal Reserve Bank was tightening monetary supply causing prime to increase to 9%. The immediate impact of these short-term interest rate increases was to increase the interest rates on loans that adjust according to the prime lending rate and on reinvested funds from maturing investment securities. Commencing July 1995, the Federal Reserve
Bank began loosening the monetary supply by lowering short-term rates causing prime to decline to 8.25% in the first quarter of 1996. However, current interest rates on certificates of deposit remained above the rates being paid during the previous low rate environment in the years of 1992, 1993 and into 1994.
Consequently, the effective interest rate on the certificate of deposit portfolio increased as funds began to renew at higher interest rates. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for 1996. The overall interest rate on the average total earning assets was unchanged at 8.4% for the current period, as compared to the same period last year. More significantly, the overall interest rate on the average interest-bearing liabilities increased to 4.2% for the current period, as compared to 3.6% for the same period last year. Contributing to this increase was the movement of deposits from lower interest rate structured money market and savings accounts to higher interest rate structured certificates of deposit. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $103,000 for the current period over the same period in 1995.

In 1994, the Bank engaged an outside consulting group to assist in monitoring its interest rate risk using income simulation models. Based on the models, it is currently anticipated that a two percent general rise or decline in interest rates over a one-year period will negatively impact the Bank's net interest income by under 1% for the first full year. In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The structure of these transactions are similarly matched with investment securities and loans in order to limit net interest income exposure to interest rate fluctuations. As of June 30, 1996, the Bank has received fixed rate advances of $9,975,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.78% with maturities ranging from May, 1997 to June, 2000. Additional asset/liability management strategies available from the FHLB include access to interest rate caps, floors and swaps. As of June 30, 1996, the Bank did not utilize any of these aforementioned strategies.

Other interest rate risk management tools available to the Bank include the promotion and development of specific loan and deposit products and the structuring of its investment portfolio. In the first quarter of 1995, Management introduced a new mortgage product with a seven year payment balloon feature with amortized monthly payments over a thirty year period. This product is a long-range strategy to increase rate sensitive assets, and therefore it will not have an impact on the Bank's one-year cumulative gap position in 1996. In the summer of 1996, Management plans to offer a new loan product, home equity lines of credit, that will provide additional rate sensitive assets.

For 1996, Management expects the effective interest rate in the loan and investment portfolios to trend slightly downward as compared to the levels of 1995. This is primarily a result of (1) the recent Federal Reserve Bank's relaxed monetary policy from July, 1995 to February, 1996, resulting in three .25% declines in the prime lending rate and a similar decline in the overnight fed funds investment rates, and (2) the increased residential mortgage refinancing activity to lower borrower's interest rate.

In addition, Management expects a modest rise in the effective rate on its deposits as deposits of lower interest rate structured money market and savings accounts move to higher interest rate structured certificates of deposit, partially offset by certificates of deposit renewing at lower rates during the first six months of 1996. The impact of these effective interest rate changes, including loan and deposit changes effected at the customer's option, to the results of operations for 1996, as compared to 1995, is expected to have a negative impact on the net interest margin. The growth in earning assets during 1995 and the first six months of 1996 is expected to have a positive impact on the net interest margin for the remaining months of 1996. Although the impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the actual shape of the yield curve during the last six months of 1996, the options effected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. However, based on the Bank's current model and estimates as of June 30, 1996, Management expects an overall positive impact to the net interest margin for the remaining months of 1996, as compared to the same period in 1995.

Provision for Loan Losses

The provision for loan losses was $49,000 and $48,000 for the six months ended June 30, 1996 and 1995, respectively. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses, and if the loans outstanding substantially increases.

Other Operating Income

Other operating income for the six months ended June 30, 1996 was $396,000, representing an increase of $14,000, or 3.7%, over the same period in 1995. Contributing to this increase were additional earnings resulting from ATM usage, rental income, mutual fund commissions, insufficient funds charges, and safe deposit box rents.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 1996 increased by $250,000, or 9.3%, over the same period in 1995. Of this increase, employee salaries and wages and related fringe benefits increased by $153,000, or 10.0%, over the same period in 1995. This increase was essentially due to new staff additions and due to annual merit, cost of living, and health care cost increases. Staff additions included the initial staffing of the recently opened Manheim branch office ($80,000 in salaries and wages above the same period of last year) and several support staff positions.

Occupancy, furniture and equipment expenses for the six months ended June 30, 1996 increased by $143,000, or 43.7%, over the same period in 1995. This increase was primarily due to the following: (1) the increased depreciation and occupancy costs in the amount of $46,000 resulting from the completion of the main office expansion and renovation in August, 1995 and the related furniture and equipment acquired for the project; (2) the additional lease, depreciation, and other costs related to the recently opened Manheim branch office in the amount of $34,000; and (3) snow removal and related costs that exceeded the same period of last year by $22,000.

The FDIC Insurance Assessment expense decreased by $154,000 for the six months ended June 30, 1996, as compared to the same period of last year. The FDIC Insurance Assessment rate declined from $.23 for every $100 in deposits in the first quarter of 1995 to $500 per quarter in the first quarter of 1996 because the FDIC Bank Insurance Fund had reached its statutorily mandated reserve level. For the remaining months of 1996, the FDIC Insurance Assessment rate is currently expected to continue at $500 per quarter. However, this could change in the future. See further discussion under the Section on Regulatory Activity.

Other operating expenses for the six months ended June 30, 1996, increased by $108,000, or 15.9%, over the same period in 1995. Net losses and charge-offs from the limited partnerships in the amount of $54,000 were recognized as other operating expenses for the six months ended June 30, 1996. In addition, general volume growth, amortization expense for software additions, and the timing of significant supply orders contributed to the increase in other operating expenses.

Income Taxes

The Corporation's income tax expense decreased by $178,000 for the six months ended June 30, 1996 to $172,000 from $350,000 for the same period in 1995. The decline was due to the decline in taxable earnings and newly available federal income tax credits.
The tax credits result from the Corporation's $632,500, 49.5%, investment in Nissly Chocolate Factory Apartments Associates, which was formed to rehabilitate the former Nissly Chocolate
Factory into 28 housing units to be marketed to seniors with low-to-moderate incomes. Currently, the effective tax rate of the Corporation for the remaining months of 1996 is expected to be less than the effective tax rate in 1995 due to these tax credits.

Building Expansion and Branch Office

The expenses related to the building expansion and branch office projects completed in 1995 are expected to impact the results of operations for the remaining months of 1996, as compared to the same period in 1995, by decreasing earnings in the currently estimated amount of $45,000, net of income taxes. However, a significant portion of these expenses will be offset by interest and fee income generated from loan and deposit relationships established since the opening of the branch office in November, 1995.

REGULATORY ACTIVITY

The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September, 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Pennsylvania recently amended the provisions of its Banking Code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania.

Although, the United States Supreme Court has rendered a decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000, the entrance of banks into the insurance industry is hotly contested. On the heels of the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance. This federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales. States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank insurance activities. Because the insurance industry is opposed to banks selling and underwriting insurance, it is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The major initiative proposed by the House Banking Committee Chairman, James Leach, has recently been defeated. Leach's proposal required a financial services holding company structure which would be permitted to own a bank and a separately capitalized securities firm. Under Leach's proposal, banks, however, would be prohibited from affiliating with insurance companies or nonfinancial firms. The holding company structure would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions. Alternatively, Leach's proposal also permitted a securities firm to establish an investment bank holding company to own an uninsured wholesale financial institution and a securities unit. Although Leach's proposal, as currently drafted, has been cancelled, he has announced his plans to introduce legislation proposing limited regulatory relief.

Congress is also considering a variety of proposals to remedy the large disparity of insurance premiums paid by savings and loan associations for deposit insurance under the Savings Association
Insurance Fund ("SAIF") administered by the Federal Deposit
Insurance Corporation ("FDIC") in comparison to the premiums paid by banks for deposit insurance under the Bank Insurance Fund
("BIF") also administered by the FDIC. In order to recapitalize the SAIF and remedy the disparity in premiums for deposit insurance, the following has been proposed: the payment of a one-time special assessment, a merger of SAIF and the BIF, and sharing the FICO costs (the costs representing the bonds which were floated in connection with the bailout) pro-rata among all FDIC-insured institutions and credit unions. Management is unable to assess the exact cost associated with any of these proposals, but one or more of these proposals could result in an increase of FDIC premiums in the future and/or the payment of some type of special assessment.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers my enhance its competitive position as a community bank.

CHANGES IN ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Corporation estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. SFAS No. 121 was adopted by the Corporation as of January 1, 1996. No impairment of applicable assets was currently recognized for 1996.

In May 1995, the Financial Accounting Standards Board issued Statement No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights an amendment of SFAS No. 65." SFAS No. 65 and SFAS No. 122 require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 was adopted by the Corporation as of January 1, 1996 and is to be applied prospectively to transactions with retained servicing rights and to impairment evaluations of capitalized amounts. Currently, the Corporation is not servicing mortgage loans for others.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation cost is measured at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The accounting requirements of SFAS No.123 were adopted as of January 1, 1996. Currently, there is no incidence of coverage under this Statement.

In June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and shall be applied prospectively. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting approach is called the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Bank does not expect this Statement to have a material effect on the liquidity, results of operations or capital resources when it becomes effective in 1997.

CREDIT RISK AND LOAN QUALITY

Other than as described herein, Management does not believe there are any trends or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further based on known information, Management believes that the ongoing effects of the previous economic slowdown and other unfavorable specific business conditions may result in the inability of loans amounting to $1,846,000 to comply with their respective repayment terms. These loans are well secured essentially with real estate, equipment and vehicles. Management believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1996 and continues to monitor this situation.

At June 30, 1996, total nonperforming loans decreased to a level of $571,000, or .5% of total net loans, from a level of $1,225,000, or 1.0%, at December 31, 1995. The reduction is a result of increased monitoring of the applicable loan credits. Historically, the percent of nonperforming loans to total net loans as of December 31, for the previous five year period was an average of .9%.

The reserve increased by $44,000 for the six months ended June 30, 1996, and the ratio of the allowance for loan losses to net loans was 1.05% at June 30, 1996, as compared to 1.05% at December 31, 1995. Management believes based on information currently available that the current allowance for loan losses of $1,309,000 is adequate to meet potential loan losses.

LIQUIDITY

The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities which include overnight investments in federal funds sold, overnight correspondent bank borrowings on various credit lines, payments on loans and mortgage-backed securities, and a growing core deposit base, primarily certificates of deposit. Management believes that its core deposits are fairly stable even in periods of changing interest rates. There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Membership in the FHLB provides the Bank with additional liquidity alternatives such as short or long-term funding on fixed or variable rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $6,532,000 and a maximum available funding capacity of up to $71,313,000. In order to provide funding for the Bank's loans and mortgage-backed security investments, the Bank utilized FHLB's long-term fixed rate advances totaling $9,975,000 as of June 30, 1996.


SUPPORTING SCHEDULES


Schedule of Nonperforming Assets
                                   June 30,       December 31,
      (In Thousands)                 1996             1995

Nonaccruing Loans                    $ 74             $203
Accrual Loans - 90 days or more
 past due                             337            1,022
Restructured Accrual Loans              0                0
Other Real Estate Owned               160                0
                                    ______           ______
   Total Nonperforming Assets       $ 571           $1,225
                                    ======           ======
   Nonperforming Assets
   as a % of Net Loans                0.5%             1.0%
                                    ======           ======
   Allowance for Loan Losses
   as a % of Nonperforming Loans      229%             103%
                                    ======           ======


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                        Six Months Ended June 30,
           (In Thousands)                    1996        1995
Average Total Loans Outstanding
   (Less Unearned Income)                  $121,937      $111,844
                                           ========      ========
Allowance for Loan Losses,
   Beginning of Period                       $1,265        $1,182

Loans Charged-off During Period                  19            39

Recoveries of Loans Previously
   Charged-off                                   14            20
                                           ______________________
   Net Loans Charged-off                          5            19

Addition to Provision for Loan Losses
   Charged to Operations                         49            48
                                           ______________________
Allowance for Loan Losses,
   End of Period                             $1,309        $1,211
                                           ========      ========

Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)            0.01%         0.03%
                                           ========      ========

Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.05%        1.04%
                                           ========      ========

Part II - Other Information:

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Union National Mount Joy Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K

     On July 11, 1996, the Registrant filed a Form 8-K with the Securities and Exchange Commission dated July 8, 1996. This Form 8-K contained the Registrants Amended Articles of Incorporation and Amended Bylaws - Exhibit 3(i) Amended Articles of Incorporation of the Registrant and Exhibit 3(ii) Amended Bylaws of the Registrant.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Union National Financial Corporation
                                   (Registrant)



                               By:/s/ William E. Eby
                                  ______________________________
                                   William E. Eby
                                   President & CEO
                                   (Principal Executive Officer)

                                   Date: August 1, 1996



                                By:/s/ Clement M. Hoober
                                   ______________________________
                                   Clement M. Hoober,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


                                   Date: August 1, 1996