Form 10-Q/A
period 1996-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1996-10-07
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q/A

        (This is an amendment to the original submission.  The
         Financial Data Schedule was inadvertently omitted at that time.)

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

                            (717) 653-1441
 _________________________________________________________________
           (Registrant's telephone number, including area code)


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

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Union National Financial Corporation
                                        (Registrant)

                             By: /s/ William E. Eby
                                 ________________________________
                                 William E. Eby
                                 President & CEO
                                 (Principal Executive Officer)

                           Date: October 2, 1996



                             By: /s/ Clement M. Hoober
                                 ________________________________
                                 Clement M. Hoober
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

                           Date: October 2, 1996