Form 10-Q
period 1996-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1996-11-08
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               _________________________________
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________    _______________

Commission file number                  0-19214
                     ____________________________________________

                     Union National Financial Corporation
_________________________________________________________________
           (Exact name of registrant as specified in its charter)


           Pennsylvania                             23-2415179
 ___________________________________      _______________________
    (State of Incorporation)             (I.R.S. Employer ID No.)

 101 East Main Street, P.O. Box 567, Mount Joy, PA          17552
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,376,799     shares of $.25 (par) common stock were
_________________
outstanding as of    October 31, 1996.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page


                                                              #
PART I    - FINANCIAL INFORMATION:

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

          - Management's Discussion and Analysis of Financial

          - Condition and Results of Operations             5-12



PART II   - OTHER INFORMATION                                13

Signature Page                                               14

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 9/30/96      12/31/95
                                           ______________________


ASSETS

Cash and Due from Banks                      $6,456      $7,214
Federal Funds Sold                            1,250           0
Investment Securities Held to Maturity
(Market Value - 1996-$17,040;1995-$14,096)   17,059      13,884
Investment Securities Available for Sale     35,417      25,553
Loans(Net of Unearned Income)               126,633     120,417
Less:Allowance for Loan Losses               (1,330)     (1,265)

                                          ______________________

   Total Net Loans                          125,303     119,152
Premises and Equipment - Net                  5,805       5,904
Accrued Interest Receivable                   1,365       1,217
Deferred Income Taxes                           342         291
Investment in Limited Partnerships            1,030       1,111
Other Assets                                    431         331

                                         ______________________
    TOTAL ASSETS                           $194,458    $174,657

                                         ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $15,208     $13,452
Interest-Bearing                            142,861     129,915

                                         ______________________
    Total Deposits                          158,069     143,367
Short-Term Borrowing                          3,148       3,399
Long-Term Borrowing                          10,176       6,270
Accrued Interest Payable                        931         763
Other Liabilities                               381          89

                                          _____________________
     TOTAL LIABILITIES                      172,705     153,888

STOCKHOLDER'S EQUITY
Common Stock (Par Value $.25)                   600         600
Shares: Authorized - 20,000,000; Issued -
  2,398,881 in 1996 (2,400,000 in 1995)
  Outstanding - 2,376,799 in 1996 (2,372,672
  in 1995)
Surplus                                       2,026       2,019
Retained Earnings                            19,582      18,484
Unrealized gain/(loss) on securities
  available for sale, net of tax               (121)         93
Less: Treasury Stock - at cost
 (22,082 shares in 1996 and 27,328 shares
  in 1995)                                     (334)       (427)
                                          ______________________
     TOTAL STOCKHOLDER'S EQUITY              21,753      20,769
                                          ______________________

    TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                  $194,458    $174,657
                                          ======================


The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,

                                              1996       1995
(In thousands, except per share data)

INTEREST INCOME
Interest and Fees on Loans                   $2,824      $2,692
Investment Securities:
Taxable                                         553         387
Exempt from Federal Taxes                       216         172
Deposits in Banks                                 1           2
Federal Funds Sold                               32           6
                                            _____________________
  Total Interest Income                       3,626       3,259
INTEREST EXPENSE
Deposits                                      1,477       1,295
Short-Term Borrowing                             42          14
Long-Term Debt                                  131          53
                                            _____________________
   Total Interest Expense                     1,650       1,362
                                            _____________________
   Net Interest Income                        1,976       1,897
PROVISION for LOAN LOSSES                        49          61
                                            _____________________
Net Interest Income after Provision
  for Loan Losses                             1,927       1,836
OTHER OPERATING INCOME
Trust Income                                     23          40
Service Charges on Deposit Accounts              83          73
Other Service Charges, Commissions, Fees         79          65
Investment Securities Gains/(Losses)             (3)          0
Other Income                                      4           8
                                            _____________________
    Total Other Operating Income                186         186
OTHER OPERATING EXPENSES
Salaries and Wages                              651         611
Retirement Plan and Other Employee Benefits     191         180
Net Occupancy Expense                           138         117
Furniture and Equipment Expense                  92          72
FDIC Insurance Assessment/(Reimbursement)         1          (9)
Other Operating Expenses                        394         389
                                            _____________________
    Total Other Operating Expenses            1,467       1,360
                                            _____________________

Income before Income Taxes                      646         662
PROVISION for INCOME TAXES                      101         136
                                            _____________________
    NET INCOME for PERIOD                      $545        $526
                                            =====================

PER SHARE INFORMATION
 Net Income for Period                        $0.23       $0.22
 Cash Dividends                              $0.085      $0.060
Average Common Shares Outstanding         2,376,374   2,379,393

                                 Nine months ended September 30,
                                               1996       1995

(In thousands, except per share data)
INTEREST INCOME
Interest and Fees on Loans                   $8,327      $7,749
Investment Securities:
Taxable                                       1,515       1,209
Exempt from Federal Taxes                       616         476
Deposits in Banks                                 2           2
Federal Funds Sold                               81          23
                                            _____________________
 Total Interest Income                       10,541       9,459
INTEREST EXPENSE
Deposits                                      4,284       3,627
Short-Term Borrowing                             74          60
Long-Term Debt                                  340          70
                                         ______________________
 Total Interest Expense                       4,698       3,757
                                         ______________________
 Net Interest Income                          5,843       5,702
PROVISION for LOAN LOSSES                        98         108
                                         ______________________
Net Interest Income after Provision
  for Loan Losses                             5,745       5,594
OTHER OPERATING INCOME
Trust Income                                     70         122
Service Charges on Deposit Accounts             236         217
Other Service Charges, Commissions, Fees        218         183
Investment Securities Gains/(Losses)              0           1
Other Income                                     58          46
                                            _____________________
    Total Other Operating Income                582         569
OTHER OPERATING EXPENSES
Salaries and Wages                            1,934       1,764
Retirement Plan and Other Employee Benefits     594         560
Net Occupancy Expense                           431         316
Furniture and Equipment Expense                 268         199
FDIC Insurance Assessment                         2         147
Other Operating Expenses                      1,180       1,067
                                            _____________________
    Total Other Operating Expenses            4,409       4,053
                                            _____________________
    Income before Income Taxes                1,918       2,110
PROVISION for INCOME TAXES                      274         486
                                            _____________________

  NET INCOME for PERIOD                      $1,644      $1,624
                                            =====================

 PER SHARE INFORMATION
Net Income for Period                         $0.69       $0.68
Cash Dividends                               $0.230      $0.175
Average Common Shares Outstanding         2,374,898   2,384,655

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,

         (In thousands)                        1996         1995




CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $1,644      $1,624
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                 385         311
  Provision for Loan Losses                      98         108
  Investment Securities (Gains)/Losses            0          (1)
  Provision for Deferred Income Taxes            59          44
  (Increase)/Decrease in Accrued
  Interest Receivable                          (148)        (11)
  (Increase)/Decrease in Other Assets           (57)       (354)
  Increase/(Decrease) in Other Liabilities      460         437
                                            _____________________

Net Cash Provided by Operating Activities     2,441       2,158
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold (1,250)      1,870
Proceeds from Sales of
 Available for Sale Securities                3,502       1,008
Proceeds from Maturities of
 Available for Sale Securities                8,063       4,687
Proceeds from Maturities of
 Held to Maturity Securities                  1,179       4,575
Purchases of Available for Sale Securities  (21,753)     (5,966)
Purchases of Held to Maturity Securities     (4,354)     (3,171)
Loans Made to Customers, Net of
 Principal Collected on Loans                (6,248)     (9,559)
Investment in Limited Partnership                 0        (633)
Purchases of Property and Equipment            (247)     (2,396)

                                            _____________________

    Net Cash (Used in)Investing Activities  (21,108)     (9,585)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         3,280      (7,312)
Net Increase/(Decrease) in Certificates
 of Deposits                                 11,421       9,196
Net Increase/(Decrease) in Short-Term
 Borrowing                                     (251)      3,102
Proceeds from Issuance of Long-Term Debt      3,906       3,970
Acquisition of Treasury Stock                     0        (275)
Issuance of Treasury Stock                      100           0
Cash Dividends Paid                            (546)       (417)
                                            _____________________
   Net Cash Provided by (Used in)
   Financing Activities                      17,910       8,264
                                            _____________________

Net Increase/(Decrease) in Cash
 and Cash Equivalents                          (757)        837
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,214       5,572
                                            _____________________

CASH and CASH EQUIVALENTS - End of Period    $6,457      $6,409
                                            =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest Paid to Depositor                  $4,145      $3,453
Interest Paid - Other                           384         112
Income Taxes                                    140         385
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
 Retirement of 4,000 shares of Treasury Stock   $62          $0

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

5.   The results of operations for the six month period ended
     September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

In addition to historical information, this Third Quarter Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1996 and 1997, and any Current Reports on Form 8-K filed by the Corporation.

RESULTS OF OPERATIONS

Overview

Consolidated net income for the nine months ended September 30, 1996 was $1,644,000, an increase of 1.2%, as compared to the consolidated net income of $1,624,000 for the same period in 1995.

Consolidated net income for the three months ended September 30, 1996 was $545,000, an increase of 3.5%, as compared to the consolidated net income of $526,000 for the same period in 1995.

On a per share basis, net income for the nine months ended
September 30, 1996 was $.69, as compared to $.68 for the same period in 1995.

Results of operations for the nine months ended September 30, 1996 as compared to the same period in 1995 were impacted by the following items: (1) Net income was positively impacted by an 8.6% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in deposits and by additions to average borrowings; (2) net income was negatively impacted by the narrowing of the spread between short-term and long-term interest rates during 1995 and these rates related effects on loans, investments, and deposits; (3) net income was negatively impacted by an 8.8% increase in other operating expenses; and (4) net income was positively impacted by income tax credits available in 1996. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on assets

(ROA), was 1.18% on an annualized basis for the nine months ended September 30, 1996, as compared to 1.33% for the same period in 1995. Net income as a percent of average stockholders' equity, also known as return on equity (ROE), was 10.3% on an annualized basis for the nine months ended September 30, 1996, as compared to 10.9% for the same period in 1995.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1996. Management expects the growth in deposits for 1996 to return to similar historic growth rates achieved prior to 1995. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include the implementation of a formal officer calling program to enhance the Bank's competitive position for loans, deposits and other financial services in the communities it serves and the implementation of a bank-wide incentive program for employee participation based on deposit growth and other factors. Other actions include the strategic promotion of the Bank's branch offices in light of continual bank consolidation in the Bank's market area; the promotion of intermediate-term certificates of deposit including the reintroduced push-button certificate allowing a one-time increase in the interest rate during the term of the certificate; the promotion of a new certificate of deposit which has a no-penalty feature during the life of the certificate; and a special promotion of the Bank's regular checking account featuring no monthly service charges when payroll is electronically deposited. As a result of the above described efforts, the Bank's certificate of deposit portfolio under $100,000 has increased $8,717,000, or 14.6%, to $68,449,000 at September 30, 1996, from $59,732,000 at December 31, 1995. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers, (2) implementation of a formal officer calling program, (3) the addition and promotion in September, 1996, of a new loan product, home equity lines of credit, (4) expansion of the Bank's retail consumer lending through automobile dealers, (5) economic stability of Lancaster County as discussed later in this section, (6) the recently opened Manheim branch office, and (7) continued population growth in the Bank's market area.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the nine months ended September 30, 1996 increased by $214,000, or 3.6%, over the same period in 1995. Commercial and residential average loan growth of $9,717,000 and average investment security growth of $9,015,000 was funded by the growth in average deposits of $13,810,000 and by the growth in average long-term debt of $6,344,000. Average earning assets increased in the amount of $20,196,000 over the same period from 1995. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $345,000.

During the first quarter of 1995, the Federal Reserve Bank was tightening monetary supply causing the prime interest rate to increase to 9%. The immediate impact of these short-term interest rate increases was to increase the interest rates on loans that adjust according to the prime lending rate and on reinvested funds from maturing investment securities. Commencing July 1995, the Federal Reserve Bank began loosening the monetary supply by lowering short-term rates causing prime to decline to 8.25% in the first quarter of 1996. However, current interest rates on certificates of deposit remained above the rates being paid during the previous low rate environment in the years of 1992, 1993 and into 1994. Consequently, the effective interest rate on the certificate of deposit portfolio increased as funds began to renew at higher interest rates. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for 1996. The overall interest rate on the average total earning assets decreased slightly to 8.4% for the current period, as compared to the same period last year. More significantly, the overall interest rate on the average interest-bearing liabilities increased to 4.2% for the current period, as compared to 3.9% for the same period last year. Contributing to this increase was the movement of deposits from lower interest rate structured money market and savings accounts to higher interest rate structured certificates of deposit. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $131,000 for the current period over the same period in 1995.

In 1994, the Bank engaged an outside consulting group to assist in monitoring its interest rate risk using income simulation models. Based on the models, it is currently anticipated that a two percent general rise or decline in interest rates over a one-year period will negatively impact the Bank's net interest income by under 1% for the first full year. In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The structure of these transactions are similarly matched with investment securities and loans in order to limit net interest income exposure to interest rate fluctuations. As of September 30, 1996, the Bank has received fixed rate advances of $12,346,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.84% with maturities ranging from May, 1997 to June, 2000. Additional asset/liability management strategies available from the FHLB include access to interest rate caps, floors and swaps. As of September 30, 1996, the Bank did not utilize any of these aforementioned strategies.

Other interest rate risk management tools available to the Bank include the promotion and development of specific loan and deposit products and the structuring of its investment portfolio. In the first quarter of 1995, Management introduced a new mortgage product with a seven year payment balloon feature with amortized monthly payments over a thirty year period. This product is a long-range strategy to increase rate sensitive assets, and therefore it will not have an impact on the Bank's one-year cumulative gap position in 1996. At September 30, 1996, the total balances in this product amounted to $2,234,000. As of September, 1996, Management offered a new loan product, home equity lines of credit, that will provide additional rate sensitive assets.

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

In addition, Management expects a modest rise in the effective rate on its deposits as deposits of lower interest rate structured money market and savings accounts move to higher interest rate structured certificates of deposit, partially offset by certificates of deposit renewing at lower rates during the first nine months of 1996. The impact of these effective interest rate changes, including loan and deposit changes effected at the customer's option, to the results of operations for 1996, as compared to 1995, is expected to have a negative impact on the net interest margin. The growth in earning assets during 1995 and the first nine months of 1996 is expected to have a positive impact on the net interest margin for the remaining months of 1996. Although the impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the last three months of 1996, the options effected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. However, based on the Bank's current model and estimates as of September 30, 1996, Management expects an overall immaterial impact to the net interest margin for the remaining months of 1996, as compared to the same period in 1995.

Provision for Loan Losses

The provision for loan losses was $98,000 and $108,000 for the nine months ended September 30, 1996 and 1995, respectively. Net charge-offs for the nine months ended September 30, 1996 amounted to $33,000 as compared to $53,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses, and if the loans outstanding substantially increases.

Other Operating Income

Other operating income for the nine months ended September 30, 1996 was $582,000, representing an increase of $13,000, or 2.3%, over the same period in 1995. Contributing to this increase were additional earnings resulting from ATM usage, rental income, mutual fund commissions, insufficient funds charges, and safe deposit box rents. As an offset to the other operating income increase was a reduction in trust income due to significant estate settlements occurring in 1995.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 1996 increased by $356,000, or 8.8%, over the same period in 1995. Of this increase, employee salaries and wages and related fringe benefits increased by $204,000, or 8.8%, over the same period in 1995. This increase was essentially due to new staff additions and due to annual merit, cost of living, and health care cost increases. Staff additions included the initial staffing of the recently opened Manheim branch office ($111,000 in salaries and wages above the same period of last year) and several support staff positions.

Occupancy, furniture and equipment expenses for the nine months ended September 30, 1996 increased by $184,000, or 35.7%, over the same period in 1995. This increase was primarily due to the following: (1) the increased depreciation and occupancy costs in the amount of $46,000 resulting from the completion of the main office expansion and renovation in August, 1995 and the related furniture and equipment acquired for the project; (2) the additional lease, depreciation, and other costs related to the recently opened Manheim branch office in the amount of $48,000; and (3) snow removal and related costs that exceeded the same period of last year by $22,000.

The FDIC Insurance Assessment expense decreased by $145,000 for the nine months ended September 30, 1996, as compared to the same period of last year. The FDIC Insurance Assessment rate declined from $.23 for every $100 in deposits in the first quarter of 1995 to $500 per quarter in the first quarter of 1996 because the FDIC Bank Insurance Fund had reached its statutorily mandated reserve level. See further discussion under the Section on Regulatory Activity concerning the expected impact to the FDIC Insurance Assessment rate for 1997.

Other operating expenses for the nine months ended September 30, 1996, increased by $113,000, or 10.6%, over the same period in 1995. Net losses and charge-offs from the limited partnerships in the amount of $81,000 were recognized as other operating expenses for the nine months ended September 30, 1996. In addition, general volume growth, amortization expense for software additions, and the timing of significant supply orders contributed to the increase in other operating expenses. As an offset to the increase in other operating expenses was a nonrecurring charge to expense in the amount of $75,000 during the third quarter of 1995. This charge of $75,000, after netting for state tax credits, related to the initial funding arrangement for the Nissly Factory Apartments Associates, a limited partnership. Additional information concerning the investment in the partnership is discussed under the section on Income Taxes.

Income Taxes

The Corporation's income tax expense decreased by $212,000 for the nine months ended September 30, 1996 to $274,000 from $486,000 for the same period in 1995. The decline was due to the decline in taxable earnings and newly available federal income tax credits. The tax credits result from the Corporation's $632,500, 49.5%, investment in Nissly Chocolate Factory Apartments Associates, which was formed to rehabilitate the former Nissly Chocolate Factory into 28 housing units to be marketed to seniors with low-to-moderate incomes. Currently, the effective tax rate of the Corporation for the remaining months of 1996 is expected to be less than the effective tax rate in 1995 due to Nissly's tax credits amounting to approximately $185,000 for 1996.

Building Expansion and Branch Office

The expenses related to the building expansion and branch office projects completed in 1995 are expected to have an immaterial impact to the results of operations for the remaining months of 1996, as compared to the same period in 1995.

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

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998, and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million.

During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

The law also provides that BIF and SAIF are to merge and to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the Funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization (state chartered savings banks will not be affected). This provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January 1999; however, no law has yet been enacted to achieve that purpose.

Based on current deposit levels, Management expects that the increase in the FDIC assessment rate will adversely impact results of operations in an amount estimated at $20,000.

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

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

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

CREDIT RISK AND LOAN QUALITY

Other than as described herein, Management does not believe there are any trends or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further based on known information, Management believes that the ongoing effects of the previous economic slowdown and other unfavorable specific business conditions may result in the inability of loans amounting to $2,170,000 to comply with their respective repayment terms. These loans are well secured essentially with real estate, equipment and vehicles. Management believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1996 and continues to monitor this situation.

At September 30, 1996, total nonperforming loans decreased to a level of $666,000, or .5% of total net loans, from a level of $1,225,000, or 1.0%, at December 31, 1995. The reduction is a result of increased review and supervision of the applicable loan credits. Historically, the percent of nonperforming loans to total net loans as of December 31, for the previous five year period was an average of .9%.

The reserve increased by $65,000 for the nine months ended September 30, 1996, and the ratio of the allowance for loan losses to net loans was 1.05% at September 30, 1996, as compared to 1.05% at December 31, 1995. Management believes based on information currently available that the current allowance for loan losses of $1,330,000 is adequate to meet potential loan losses.

LIQUIDITY

The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities which include overnight investments in federal funds sold, overnight correspondent bank borrowings on various credit lines, payments on loans and mortgage-backed securities, a growing core deposit base, primarily certificates of deposit, and FHLB funding products as discussed below. Management believes that its core deposits are fairly stable even in periods of changing interest rates. There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Membership in the FHLB provides the Bank with additional liquidity alternatives such as short or long-term funding on fixed or variable rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $6,532,000 and a maximum available funding capacity of up to $71,600,000. In order to provide funding for the Bank's loans and mortgage-backed security investments, the Bank utilized FHLB's fixed rate advances totaling $12,346,000 as of September 30, 1996, an increase from $5,800,000 at December 31, 1995.


SUPPORTING SCHEDULES


Schedule of Nonperforming Assets
                                   September 30,  December 31,
      (In Thousands)                  1996            1995
Nonaccruing Loans                     $ 56            $203
Accrual Loans - 90 days or more
 past due                              450           1,022
Restructured Accrual Loans               0               0
Other Real Estate Owned                160               0
                                     ______         ______
   Total Nonperforming Assets       $  666          $1,225
                                     ======         ======
   Nonperforming Assets
   as a % of Net Loans                 0.5%            1.0%
                                     ======         ======
   Allowance for Loan Losses
   as a % of Nonperforming Assets      200%            103%
                                     ======         ======


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                  Nine Months Ended September 30,

           (In Thousands)                    1996        1995
Average Total Loans Outstanding
   (Less Unearned Income)                  $123,268    $113,551
                                           ========     ========
Allowance for Loan Losses,
   Beginning of Period                       $1,265      $1,182
Loans Charged-off During Period                  49          82
Recoveries of Loans Previously
   Charged-off                                   16          29

                                           ______________________

   Net Loans Charged-off                         33          53
Addition to Provision for Loan Losses
   Charged to Operations                         98         108

                                           ______________________

Allowance for Loan Losses,
   End of Period                             $1,330      $1,237

                                            ========     ========
Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.04%       0.06%

                                            ========     ========


Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.05%       1.05%

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

Item 6.  Exhibits and Reports on Form 8-K - Nothing to report.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Union National Financial Corporation
                                         (Registrant)



                            By: /s/ William E. Eby
                                _________________________________

                                William E. Eby
                                President & CEO
                                (Principal Executive Officer)

                                Date:  November 7, 1996


                            By: /s/ Clement M. Hoober
                               __________________________________

                                Clement M. Hoober,
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

                                Date:  November 7, 1996