Form 10-K
period 1996-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 1997-03-28
CIK 874482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________________

         Commission file number   0-19214
                                -----------

                      UNION NATIONAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Pennsylvania                           23-2415179
            ------------                           ----------
   (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
    Incorporation or Organization)

        101 East Main Street, P.O. Box 567
              Mount Joy, Pennsylvania                       17552
              -----------------------                       -----
     (Address of Principal Executive Offices)             (Zip Code)


                                 (717) 653-1441
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:     None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.25 Par Value
                          -----------------------------
                                (Title of Class)

                    PAGE 1 OF 57 SEQUENTIALLY NUMBERED PAGES
                 EXHIBIT INDEX IS LOCATED ON SEQUENTIAL PAGE 21

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $53,525,983 as of March 17, 1997. As of March 17, 1997, the Registrant had 2,374,513 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Excerpts from Registrant's 1996 Annual Report to Stockholders (the "1996 Annual Report") are incorporated by reference into Parts I, II and IV, hereof. The Registrant's Proxy Statement for its 1997 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

                      UNION NATIONAL FINANCIAL CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                    PAGE #
PART I
         Item 1 -    Business............................................1

         Item 2 -    Properties.........................................10

         Item 3 -    Legal Proceedings..................................11

         Item 4 -    Submission of Matters to a
                     Vote of Security Holders...........................11
PART II
         Item 5 -    Market for Registrant's Common Equity and
                     Related Shareholder Matters........................12

         Item 6 -    Selected Financial Data............................12

         Item 7 -    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operation..........................................12

         Item 8 -    Financial Statements and Supplementary Data........12

         Item 9 -    Changes In and Disagreements With Accountants
                     on Accounting and Financial Disclosure.............13
PART III
         Item 10 -   Directors and Executive Officers of
                     the Registrant.....................................13

         Item 11 -   Executive Compensation.............................13

         Item 12 -   Security Ownership of Certain Beneficial
                     Owners and Management..............................13

         Item 13 -   Certain Relationships and
                     Related Transactions...............................13
PART IV
         Item 14 -   Exhibits, Financial Statements, Schedules
                     and Reports on Form 8-K............................14

         Signatures ....................................................16

                                     PART I

ITEM     1. BUSINESS.

         Union National Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Registrant was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. The Registrant commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank (the "Bank"). The Registrant's business consists primarily of managing and supervising the Bank, and its principal source of income is dividends paid by the Bank. The Registrant has one wholly-owned subsidiary, the Bank.

         The Bank was organized in 1865 under a national charter. The Bank is a national banking association and a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. The Bank, having one main office with an annex and six branch locations within Lancaster County, Pennsylvania, is a full service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. The Bank also has a full-service trust department.

         The Registrant's executive offices are located at 101 East Main Street, P.O. Box 567, Mount Joy, Pennsylvania 17552 (telephone number: (717) 653-1441).

         The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and it's subsidiary, the Bank, may have an impact on operations. See "Supervision and Regulation--The Registrant" and "Supervision and Regulation--The Bank" and page 25 of the 1996 Annual Report, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

         The Registrant experiences substantial competition in attracting and retaining deposits and in lending funds. Primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

         For additional information with respect to the Registrant's business activities, see Part II, Item 7 hereof. Certain significant regulatory matters are discussed below.

Supervision and Regulation - The Registrant

         The Registrant is subject to the provisions of the BHC Act, and to supervision by the Federal Reserve Board. The BHC Act requires that the Registrant secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the BHC Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act, which amended the BHC Act, permits bank holding companies to acquire a bank located in any state subject to certain limitations and restrictions as more fully described below.

         A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

         Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25 percent or more of any class of voting securities.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

         Permitted Activities

         The Federal Reserve Board permits bank holding companies to engage in certain activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Other than making equity investments in low to moderate income housing limited partnerships, the Registrant does not at this time engage in any other permissible activities, nor does the Registrant have any current plans to engage in any other permissible activities in the foreseeable future.

         Legislation and Regulatory Changes

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiary bank. Certain changes of potential significance to the Registrant which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act") permitted interstate banking after September 29, 1995. Bank holding companies, pursuant to an amendment to the BHC Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. See also, page 25 of Registrant's 1996 Annual Report, which page is included in Exhibit 13, hereto, and incorporated herein by reference. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office. In effect, a national bank can thereby move across state lines as long as the relocation does not exceed thirty miles, and also retain as branches the offices located in the original state.

         The Federal Reserve Board, the FDIC and the Comptroller of the Currency (the "Comptroller") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets, management does not believe that the risk-based capital rules have a material effect on the Registrant's business and capital plans. The Bank has capital ratios exceeding the regulatory requirements. See also, pages 24 and 25 of Registrant's 1996 Annual Report for information concerning the Registrant's actual ratios, which page is included at Exhibit 13, hereto, and incorporated herein by reference.

         The United States Supreme Court recently rendered a decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Subsequent to the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance. This federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales. States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank insurance activities.

Because the insurance industry is opposed to banks selling and underwriting insurance, it is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

                  Pending Legislation

         Management cannot anticipate what changes Congress may enact or, if enacted, their impact on the Registrant's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, the Registrant's and the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 25 of Registrant's 1996 Annual Report, which page is included at
Exhibit 13, hereto, and incorporated herein by reference.

         Effects of Inflation

         Inflation has some impact on the Registrant's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Registrant's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

         Monetary Policy

         The earnings of the Registrant and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

         The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Registrant and the Bank cannot be predicted.

         Federal Taxation. The Registrant and the Bank are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The Registrant and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

         The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax (AMT). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of
(i) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). There are certain applicable adjustment and preference items (E.G., the adjustment for depreciation) for determining AMTI. If a banking institution is subject to AMT, then all or a portion of the amount of a preference will effectively be subject to a 20% surtax.

         State Tax. The Registrant is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1996 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

         Environmental Laws. Neither the Registrant nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

         In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

         As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Registrant nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is the Registrant or the Bank aware of any circumstances that may give rise to liability under any such statute.

         Supervision and Regulation - Bank

         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC.

         The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

         As a subsidiary of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the parent bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

         FDIA

         Under the Federal Deposit Insurance Act, the Comptroller possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law.


         CRA

         In 1995, federal regulators revised the CRA rules to emphasize performance over process and documentation. Under the revised rules, a five-point rating scale is used; A bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

         HMDA

         Expanded Home Mortgage Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgages made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million are required to report their aggregate small business loans made by geographic region. Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion are subjected to less stringent CRA examinations.

         Under the new regulation, banks enjoy a reduction in compliance burden. Banks are not required to keep extensive documentation to prove that directors have participated in drafting and review of CRA policies. A formal CRA statement need not be prepared. The efforts banks make to market in low- and moderate-income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods used to determine the credit needs of the community.

         BSA

         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         FDICIA

                  Capital Categories

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).


                                                       Total                Tier 1                               Under a
                                                       Risk-                Risk-                 Tier 1         Capital
                                                       Based                Based                 Leverage       Order or
                                                       Ratio                Ratio                 Ratio          Directive
                                                       -----                -----                 -----          ---------
CAPITAL CATEGORY
Well capitalized                        greater than/=10.0   greater than/= 6.0     greater than/= 5.0           No

Adequately capitalized                  greater than/= 8.0   greater than/= 4.0     greater than/= 4.0*

Undercapitalized                            less than  8.0        less than 4.0          less than 4.0*
Significantly undercapitalized              less than  6.0   l     ess than 3.0          less than 3.0
Critically undercapitalized                                                            less than/= 2.0


*3.0 for those banks having the highest available regulatory rating.

                  Prompt Corrective Action

         In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

                  Operational Controls

         Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

                  Truth-In-Savings

         A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth- in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.

         Management believes that full implementation of FDICIA has had no material impact on liquidity, capital resources or reported results of operation. If FDIC insurance premiums assessments increase in the future, Management believes such future increase may have a material impact on future reported results of operations.

                  Other

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

                  Statistical Data

         The information required by this Item is incorporated by reference from pages 14 through 25 of the Registrant's 1996 Annual Report.

                  Employees

         As of March 17, 1997, the Bank had 96 full-time employees and 12 part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

ITEM 2.   PROPERTIES.

         The Bank owns its main office, five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of the Bank's properties. In addition, the Bank leases office space for one branch office located in Manheim, Pennsylvania.

                          PROPERTIES OWNED BY THE BANK


  Office and Address                         Description of Property                         Date Acquired
  ------------------                         -----------------------                         -------------

Main Office                                Main Bank Office                                1911
101 East Main Street                       Cut limestone and brick.
Mount Joy, PA  17552                       1995 addition is concrete
                                           over steel construction.
                                           Containing approximately
                                           a total of 22,251 sq. ft.
                                           of space.

Main Office Annex                          Wood frame construction                         September, 1992
115 East Main Street                       with aluminum siding.
Mount Joy, PA 17552                        Containing approximately
                                           1,632 sq. ft. of space.

Maytown Branch Office                      Branch Bank                                     April, 1972
100 West High Street                       Brick veneer, shingled roof
Maytown, PA  17550                         with wood trusses. Containing
                                           approximately 4,960 sq. ft.
                                           of space.

Salunga Branch Office                      Branch Bank                                     June, 1979
190 Stony Battery Road                     Brick with wood shingle roof.
Salunga, PA  17538                         Containing approximately
                                           4,619 sq. ft. of space.

Elizabethtown Branch Office                Branch Bank                                     January, 1988
1275 South Market Street                   Brick veneer, shingled roof
Elizabethtown, PA  17022                   with wood trusses.
                                           Containing approximately
                                           6,668 sq. ft. of space.




Motor Bank Branch Office                   Drive-up Bank Branch                            November, 1972
21 North Barbara Street                    Brick on frame.
Mount Joy, PA  17552                       Containing approximately
                                           445 sq. ft. of space.

Administration Services Center             Brick on concrete block with                    December, 1984
Bank Administration Building               wood and steel frame.
25 North Barbara Street                    Containing approximately
Mount Joy, PA  17552                       9,398 sq. ft. of space.


Columbia Branch Office                     Branch Bank                                     October, 1992
921 Lancaster Avenue                       One story brick building
Columbia, PA  17512                        containing approximately
                                           2,257 sq. ft. of space.


                                      PROPERTY LEASED BY THE BANK

    Office and Address                     Description of Property                         Date Leased
    ------------------                     -----------------------                         -----------
Manheim Branch Office                      Concrete block building                         January, 1995
701 Lancaster Road                         containing 4,266 sq. ft.
Manheim, PA 17545                          of space of which approximately
                                           2,600 sq. ft. of space is
                                           currently used for banking
                                           purposes.

         In management's opinion, the above properties are in good condition and are adequate for the Bank's purposes.

ITEM 3.   LEGAL PROCEEDINGS.

         Management, after consulting with the Registrant's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Registrant. There are no proceedings pending other than ordinary routine litigation incident to the business of the Registrant and its subsidiary, the Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against the Registrant or the Bank.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

         Market and dividend information required by this Item is incorporated by reference herein, from the inside front cover of the Registrant's 1996 Annual Report. The Registrant's common stock is traded on a very limited basis in the local over-the-counter market. Bid and asked information is not regularly quoted. Information concerning actual trades is included on the inside front cover of the Registrant's 1996 Annual Report. This information represents a limited amount of share transfer activity.

         The Registrant and, prior to the Registrant's organization as a bank holding company, the Bank paid regular cash dividends on their common stock for more than thirty-five years. The Registrant expects to pay future dividends, however, payment of such dividends will depend upon earnings of the Registrant and of the Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by the Registrant will be derived from dividends paid to it by the Bank.


         Additional information required by this Item regarding dividend restrictions is incorporated by reference herein, from page 11 of the Registrant's 1996 Annual Report, which page is included in Exhibit 13, attached hereto.

         As of March 17, 1997, there were approximately 786 holders of record of the Registrant's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference herein, from page 15 of the Registrant's 1996 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

         The information required by this Item is incorporated by reference herein, from pages 16 through 25 of the Registrant's 1996 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference herein, from pages 2 through 14 of the Registrant's 1996 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference herein, from pages 6 through 9 and pages 17 through 19 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

         Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them, with the exception of Mr. Benjamin W. Piersol, Jr. who did not timely file a Form 4 reporting one transaction, during 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference herein, from pages 10 through 14 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information required by this Item is incorporated by reference herein, from pages 3 through 5 and pages 17 and 18 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference herein, from pages 16 and 17 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

         (a)      1.       Financial Statements.

                           The following financial statements are included by reference in Part II, Item 8 hereof.

                           Independent Auditors' Report.
                           Consolidated Balance Sheets.
                           Consolidated Statement of Income
                           Consolidated Statements of Cash Flows
                           Consolidated Statements of Changes in Stockholders' Equity
                           Notes to Consolidated Financial Statements

                  2. The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

                  3. The following Exhibits are filed herewith, or incorporated by reference as a part of this Report:

                                    3(i)   Registrant's Amended Articles of
                                           Incorporation. (Incorporated by
                                           reference to Exhibit 3(i) to
                                           Registrant's Current Report on Form
                                           8-K, filed with the Commission on
                                           March 25, 1997.)



                                    3(ii)  Registrant's Amended By-laws.
                                           (Incorporated by reference to
                                           Exhibit 3(ii) to Registrant's
                                           Current Report on Form 8-K, filed
                                           with the Commission on March 25,
                                           1997.)



                                    11     Statement re: Computation of
                                           Earnings Per Share. (Included herein
                                           at Exhibit 13, on the inside cover
                                           page of Registrant's 1996 Annual
                                           Report.)



                                    13     Excerpts from Registrant's 1996
                                           Annual Report to Shareholders.

                                    21     Subsidiaries of the Registrant.

                                    23     Consent of Independent Auditors.

                                    27     Financial Data Schedule.

         (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the 1996 fiscal year.

         (c) The exhibits required to be filed by this Item are listed under Item 14(a)3, above.

         (d)      NOT APPLICABLE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNION NATIONAL FINANCIAL CORPORATION
                                     ------------------------------------
                                               (Registrant)


                          By         /s/ William E. Eby
                                     -----------------------------------
                                     William E. Eby, President
                                     and Chief Executive Officer



                          Date:    March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                        DATE
                                                                        ----



By   /s/ Donald H. Wolgemuth                                      March 27, 1997
   --------------------------------------------
   Donald H. Wolgemuth
   Chairman of the Board of Directors
   and Director

By   /s/ William E. Eby                                          March 27, 1997
   --------------------------------------------
   William E. Eby
   President, Chief Executive Officer and
   Director (principal executive officer)


By   /s/ Clement M. Hoober                                        March 27, 1997
   ---------------------------------------------
   Clement M. Hoober, CPA,
   Chief Financial Officer (principal
   financial officer and principal
   accounting officer)

By   /s/ Franklin R. Eichler                                      March 27, 1997
   --------------------------------------------
   Franklin R. Eichler, Director

By   /s/ E. Ralph Garber                                          March 27, 1997
   --------------------------------------------
   E. Ralph Garber, Director


By   /s/ Mark D. Gainer                                           March 27, 1997
   --------------------------------------------
   Mark D. Gainer, Director and
   Vice President


By   /s/ Daniel C. Gohn                                           March 27, 1997
   --------------------------------------------
   Daniel C. Gohn, Director


By   /s/ Carl R. Hallgren                                         March 27, 1997
   --------------------------------------------
   Carl R. Hallgren, Director


By   /s/ David G. Heisey                                          March 27, 1997
   --------------------------------------------
   David G. Heisey, Director


By   /s/ William D. Linkous                                       March 27, 1997
   --------------------------------------------
   William D. Linkous, Director


By   /s/ Daniel H. Raffensperger                                  March 27, 1997
   --------------------------------------------
   Daniel H. Raffensperger, Director


By   /s/ Benjamin W. Piersol, Jr.                                 March 27, 1997
   --------------------------------------------
   Benjamin W. Piersol, Jr., Director

                                  EXHIBIT INDEX


                                                                                          Sequential Page
                                                                                        Number in Manually
Exhibit Number                                                                            Signed Original
--------------                                                                            ---------------

3(i) Registrant's Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Current Report on Form
                 8-K, filed with the Commission on March 25, 1997.)

3(ii)            Registrant's Amended By-laws. (Incorporated by reference to Exhibit
                 3(ii) to Registrant's Current Report on Form 8-K, filed with the
                 Commission on March 25, 1997.)

11 Statement re: Computation of Earnings Per Share. (Included herein at Exhibit 13 on inside cover page of Registrant's 1996
                 Annual Report.)

13               Excerpts from Registrant's 1996 Annual Report.                                 25

21               Subsidiaries of the Registrant.                                                51

23               Consent of Independent Auditors.                                               53

27               Financial Data Schedule.                                                       55
