Form 10-Q
period 1997-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 1997-05-12
CIK 874482

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          March 31, 1997
                                _________________________________
                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________    _______________

Commission file number                  0-19214
                     ____________________________________________

                      Union National Financial Corporation
_________________________________________________________________
           (Exact name of registrant as specified in its charter)


         Pennsylvania                             23-2415179
___________________________________      ________________________
    (State of Incorporation)             (I.R.S. Employer ID No.)

101 East Main Street, P.O. Box 567, Mount Joy,Pennsylvania  17552
__________________________________________________________  _____
     (Address of principal executive offices)            Zip Code


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,490,973     shares of $.25 (par) common stock were
_________________
outstanding as of     April 30, 1997.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page

                                                              #
PART I    - FINANCIAL INFORMATION:
            ______________________
          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

          - Management's Discussion and Analysis of Financial

            Condition and Results of Operations             5-12


PART II   - OTHER INFORMATION                                13
            _________________
Signature Page                                               14

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 3/31/97      12/31/96
                                           ______________________


ASSETS

Cash and Due from Banks                     $7,333        $6,073
Federal Funds Sold                           1,925         4,790
Investment Securities Held to Maturity
(Market Value - 1997-$16,624;1996-$17,228)  16,741        17,124
Investment Securities Available for Sale    45,894        37,766
Loans(Net of Unearned Income)              133,239       130,391
Less: Allowance for Loan Losses             (1,375)       (1,371)
                                           ______________________
     Total Net Loans                       131,864       129,020

Premises and Equipment - Net                 5,665         5,741
Accrued Interest Receivable                  1,440         1,312
Deferred Income Taxes                          310           252
Investment in Limited Partnerships             984         1,003
Other Assets                                   501           391
                                           ______________________
    TOTAL ASSETS                          $212,657      $203,472
                                          ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $16,878       $16,887
 Interest-Bearing                          148,883       147,626
                                           ______________________
    Total Deposits                         165,761       164,513

Short-Term Borrowing                           664         2,989
Long-Term Debt                              22,491        12,676
Accrued Interest Payable                       944           883
Other Liabilities                              364           188
                                           _____________________
     TOTAL LIABILITIES                     190,224       181,249

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25)                  629           599
  Shares: Authorized - 20,000,000; Issued -
  2,514,012 in 1997 (2,394,164 in 1996)
  Outstanding - 2,490,973 in 1997 (2,373,222
  in 1996)
Surplus                                      4,874         1,968
Retained Earnings                           17,364        19,916
Unrealized gain/(loss) on securities
  available for sale, net of tax               (21)          103
Less: Treasury Stock - at cost
 (23,039 shares in 1997 and 20,942 shares
  in 1996)                                    (413)         (363)
                                           ______________________

      TOTAL STOCKHOLDERS' EQUITY            22,433        22,223
                                           ______________________


     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $212,657      $203,472

                                           ======================



* The Stockholders' Equity and share information as of March 31,
1997 reflects the 5% stock dividend declared by the Corporation's
Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended March 31,
                                  _______________________________
(In Thousands, except Per Share Data)          1997       1996
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $2,908        $2,734
Investment Securities:
   Taxable                                      639           446
   Exempt from Federal Taxes                    212           194
Deposits in Banks                                 0             1
Federal Funds Sold                               45            27
                                           ______________________
   Total Interest Income                      3,804         3,402

INTEREST EXPENSE
Deposits                                      1,495         1,380
Short-Term Borrowing                             42             7
Long-Term Debt                                  207           102
                                           ______________________
   Total Interest Expense                     1,744         1,489
                                           ______________________
  Net Interest Income                         2,060         1,913

PROVISION for LOAN LOSSES                        11             8
                                           ______________________
Net Interest Income after Provision
for Loan Losses                               2,049         1,905


OTHER OPERATING INCOME
Trust Income                                     30            24
Service Charges on Deposit Accounts              83            73
Other Service Charges, Commissions, Fees         78            66
Other Income                                     46            45
                                           ______________________
    Total Other Operating Income                237           208

OTHER OPERATING EXPENSES

Salaries and Wages                              672           640
Retirement Plan and Other Employee Benefits     225           205
Net Occupancy Expense                           173           162
Furniture and Equipment Expense                  88            85
FDIC Insurance Assessment                         4             1
Other Operating Expenses                        418           371
                                           ______________________
    Total Other Operating Expenses            1,580         1,464
                                           ______________________
    Income before Income Taxes                  706           649

PROVISION for INCOME TAXES                      139            92
                                           ______________________
    NET INCOME for PERIOD                      $567          $557
                                           ======================


PER SHARE INFORMATION
 Net Income for Period                        $0.23         $0.22
 Cash Dividends                              $0.086        $0.062
 Average Common Shares Outstanding        2,492,515     2,491,800


* Per Share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                    _____________________________
         (In Thousands)                        1997         1996
                                    _____________________________


CASH FLOWS from OPERATING ACTIVITIES
Net Income                                      $567        $557
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciating and Amortization                127         125
    Provision for Loan Losses                     11           8
    Provision for Deferred Income Taxes            5          36
    (Increase)/Decrease in Accrued
    Interest Receivable                         (128)       (160)
    (Increase)/Decrease in Other Assets         (102)        (10)
    Increase/(Decrease) in Other Liabilities     238         138
                                          _______________________
    Net Cash Provided by Operating Activities    718         694
CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in Federal Funds Sold  2,865           0
Proceeds from Maturities of
 Available for Sale Securities                 2,467       4,236
Proceeds from Maturities of
 Held to Maturity Securities                   1,110         505
Purchases of Available for Sale Securities   (10,782)    (10,380)
Purchases of Held to Maturity Securities        (728)     (2,622)
Loans Made to Customers, Net of
 Principal Collected on Loans                 (2,855)       (764)
Purchases of Property and Equipment              (40)        (35)
                                          _______________________
    Net Cash (Used in)Investing Activities    (7,963)     (9,060)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                           (689)       (256)
Net Increase/(Decrease) in Certificates
 of Deposits                                   1,936       8,402
Net Increase/(Decrease) in Short-Term
 Borrowing                                    (2,325)     (2,304)
Proceeds from Issuance of Long-Term Debt       9,815       1,675
Acquisition of Treasury Stock                    (51)          0
Issuance of Treasury Stock                        32          17
Cash Dividends Paid                             (213)       (154)

                                          _______________________
   Net Cash Provided by (Used in)
   Financing Activities                        8,505       7,380
                                          _______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                          1,260        (986)
CASH and CASH EQUIVALENTS -
  Beginning of Period                          6,073       7,214
                                         _______________________
CASH and CASH EQUIVALENTS - End of Period     $7,333      $6,228
                                          =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositors                  $1,471      $1,342
 Interest Paid - Other                           211         101
 Income Taxes                                      0           0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Retirement of Treasury Stock (4,000 shares
1996)                                             $0         $62

The accompanying notes are an integral part of the consolidated financial statements.

              UNION NATIONAL FINANCIAL CORPORATION
                     MOUNT JOY, PENNSYLVANIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the latest period. All such adjustments were of a normal, recurring nature.

2. These statements should be read in conjunction with notes to the financial statements contained in the 1996 Annual Report to Stockholders.

3. Management considers the allowance for loan losses (reserve) to be adequate at this time.

4. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of March 31, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.26. No options have been exercised as of March 31, 1997. Information regarding shares above reflect the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

5.   The results of operations for the three month period ended
     March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Union National Mount Joy Bank (the
Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Such financial condition and results of operations are not intended to be indicative of future performance. This discussion should be read in conjunction with the 1996 Annual Report.

In addition to historical information, this First Quarter Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1997, and any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended March 31, 1997 was $567,000, an increase of 1.8%, as compared to the consolidated net income of $557,000 for the same period in 1996.

On a per share basis, net income for the three months ended March 31, 1997 was $.23, as compared to $.22 for the same period in 1996. Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

Results of operations for the three months ended March 31, 1997 as compared to the same period in 1996 were impacted by the following items: (1) Net income was positively impacted by a 9.2% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in certificates of deposit and by additions to average borrowings; (2) net income was negatively impacted by the narrowing of the spread between the rates on loans and investments and the rates on certificates of deposit during 1996; (3) net income was negatively impacted by a 7.9% increase in other operating expenses; and (4) net income was negatively impacted by a reduction in income tax credits available in 1997 as compared to 1996. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on assets (ROA), was 1.12% on an annualized basis for the three months ended March 31, 1997, as compared to 1.25% for the same period in 1996. Net income as a percent of average stockholders' equity, also known as return on equity (ROE), was 10.2% on an annualized basis for the three months ended March 31, 1997, as compared to 10.6% for the same period in 1996.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1997. Management expects the growth in deposits for 1997 to be comparable to historic growth rates. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include the implementation of a formal officer calling program to enhance the Bank's competitive position for loans, deposits and other financial services in the communities it serves and the implementation of a bank-wide incentive program for employee participation based on the level of net income increase and the growth in deposits and loans. Other actions include the strategic promotion of the Bank's branch offices in light of continued bank consolidation in the Bank's market area; the promotion of intermediate-term certificates of deposit including the reintroduced push-button certificate allowing a one-time increase in the interest rate during the term of the certificate; the promotion of a certificate of deposit which has a no-penalty for early withdrawal feature during the life of the certificate; and a special promotion of the Bank's checking account products. In the first quarter of 1997, the Bank received new funds exceeding $1,900,000 from a special certificate of deposit promotion. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers; (2) implementation of a formal officer calling program; (3) further enhancement and promotion of the new loan product first introduced in September, 1996, home equity lines of credit; (4) new loan originations resulting from the recently opened Manheim branch office; (5) economic stability of Lancaster County as discussed later in this section; and (6) continued population growth in the Bank's market area.

It is anticipated that economic activity in the Bank's market area during 1997 appears favorable due to the availability of generally low lending rates and continued construction activity. Current long-term interest rates remain below levels of late 1994 and early 1995. This decline in long-term interest rates is expected to augment economic activity. The overall effects of current and past economic conditions as well as other factors can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Credit Risk and Loan Quality.

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended March 31, 1997 increased by $159,000, or 7.8%, over the same period in 1996. Commercial and residential average loan growth of $11,067,000 and average investment security growth of $13,359,000 was funded by the growth in average deposits of $14,161,000 and by the growth in average borrowings of $10,081,000. The additional borrowings represented fixed-rate and variable-rate advances. Average earning assets increased in the amount of $25,860,000 over the same period from 1996. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $221,000.

Commencing July 1995, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 9% to 8.25% by the first quarter of 1996. The immediate impact of these short-term interest rate decreases was to decrease the interest rates on loans that adjust according to the prime lending rate and on reinvested funds from maturing investment securities. The overall interest rate on the average total earning assets decreased to 8.2% for the current period as compared to 8.5% for the same period last year. The decline in short-term interest rates had the effect of a slight decline in the average interest rate on the certificate of deposit portfolio. However, the increase in the mix of interest-bearing liabilities in the form of long-term debt has the overall effect of increasing the total cost of funds. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for 1997. The overall interest rate on the average interest-bearing liabilities increased to 4.3% for the current period, as compared to 4.2% for the same period last year. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $62,000 for the current period over the same period in 1996.

The Bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. Based on the models, it is currently anticipated that a two percent general rise or decline in interest rates over a one-year period will have an immaterial impact to the Bank's net interest income over the next twelve months. In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The structure of these transactions are similarly matched with investment securities and loans in order to limit net interest income exposure to interest rate fluctuations. As of March 31, 1997, the Bank has received short-term and long-term fixed rate advances of $22,161,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.76% with maturities ranging from May, 1997 to March, 2002. Additional asset/liability management strategies available from the FHLB include access to interest rate caps, floors and swaps. As of March 31, 1997, the Bank did not utilize any of these aforementioned strategies.

Other interest rate risk management tools available to the Bank include the promotion and development of specific loan and deposit products and the structuring of its investment portfolio. As of September, 1996, Management offered a new loan product, home equity lines of credit, that will provide additional rate sensitive assets. At March 31, 1997, the total lines of credit balances outstanding amounted to $634,000.

For the remaining months of 1997, Management expects the effective interest rate in the loan and investment portfolios to trend slightly upward as compared to their current levels. This is primarily a result of the recent Federal Reserve Bank's tightened monetary policy when the prime lending rate was increased by .25% in March, 1997. This action similarly increased overnight fed funds investment rates and increased long-term bond rates impacting interest rates on residential mortgages. In addition, Management expects a modest rise in the effective rate on its interest-bearing liabilities as deposits of lower interest rate structured money market and savings accounts move to higher interest rate structured certificates of deposit and as the increase in short-term rates impacts the Bank's certificate of deposit portfolio. The growth in earning assets during 1996 and the first three months of 1997 is expected to have a positive impact on the net interest margin for the remaining months of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 1997, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. However, based on the Bank's current model and estimates as of March 31, 1997, Management expects an overall immaterial impact to the net interest margin for the remaining months of 1997, as compared to the same period in 1996.

Provision for Loan Losses

The provision for loan losses was $11,000 and $8,000 for the three months ended March 31, 1997 and 1996, respectively. Net charge-offs for the three months ended March 31, 1997 amounted to $7,000 as compared to net recoveries that amounted to $1,000 for the same period in 1996. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the three months ended March 31, 1997 was $237,000, representing an increase of $29,000, or 13.9%, over the same period in 1996. Contributing to this increase were additional earnings resulting from an increase in remote ATM fees and from an increase in trust income.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 1997 increased by $116,000, or 7.9%, over the same period in 1996. Of this increase, employee salaries and wages and related fringe benefits increased by $52,000, or 6.2%, over the same period in 1996. This increase was essentially due to new staff positions for teller training and loan administration and due to annual merit, cost of living, and health care cost increases.

Occupancy, furniture and equipment expenses for the three months ended March 31, 1997 increased by $14,000, or 5.7%, over the same period in 1996. This increase was primarily due to other real estate expense incurred on a foreclosed property amounting to $31,200 offset by a reduction in snow removal costs in the amount of $20,000 due to the milder 1997 Winter season as compared to 1996.

The FDIC Insurance Assessment expense increased by $3,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The FDIC Insurance Assessment rate increased to 1.29 cents for every $100 in deposits in the first quarter of 1997 from $500 per quarter in the first quarter of 1996. See further discussion under the Section on Regulatory Activity concerning the expected impact to the FDIC Insurance Assessment rate for 1997.

Other operating expenses for the three months ended March 31, 1997, increased by $47,000, or 12.7%, over the same period in 1996. Contributing factors to the increase in other operating expenses as compared to the same period in 1996 included an increase in net losses and charge-offs from the limited partnerships, in director subcommittee meetings for the period and per meeting fees, in volume increases impacting the Pennsylvania shares tax, in consulting fees, in software maintenance costs and in ATM locations and transactions.

Income Taxes

The Corporation's income tax expense increased by $47,000 for the three months ended March 31, 1997 to $139,000 from $92,000 for the same period in 1996. The effective tax rate was 19.7% and 14.2% for the three months ended March 31, 1997 and 1996, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes and a reduction in available federal income tax credits from 1996. The tax credits result from the Corporation's $632,500, 49.5%, investment in Nissly Chocolate Factory Apartments Associates, which was formed to rehabilitate the former Nissly Chocolate Factory into 28 housing units to be marketed to seniors with low-to-moderate incomes. Total income tax credits from the project amounted to $17,000 of low income housing credits for the three months ended March 31, 1997 as compared to $50,000 of historic credits for the same period in 1996. Currently, the effective tax rate of the Corporation for the remaining months of 1997 is expected to be more than the effective tax rate in 1996 due to the expected change in Nissly's tax credits from 1996.


Regulatory Activity
___________________

The United States Supreme Court has recently rendered a decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000; consequently, the entrance of banks into the insurance industry is inevitable. On the heels of the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. This federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales. States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank insurance activities. It is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

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

Based on current deposit levels, Management expects that the increase in the FDIC assessment rate will adversely impact results of operations, net of income taxes, in a currently estimated amount of $9,000 for the remaining months of 1997.

The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

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


Changes in Accounting Standards
_______________________________

In June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and shall be applied prospectively. However, Statement No. 127 was issued December, 1996, to defer certain provisions of SFAS No. 125 for transactions occurring after December 31, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting approach is called the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. There was no incidence of coverage under SFAS No. 125 with respect to applicable provisions for the first quarter of 1997. The Bank does not expect this Statement to have a material effect on the liquidity, results of operations or capital resources when the applicable provisions become effective in 1998.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Bank does not expect this Statement to have a material effect on its earnings per share computations.

Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,141,000 to comply with their respective repayment terms. These loans are well secured essentially with real estate, equipment and vehicles. Management believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1997.


At March 31, 1997, total nonperforming assets decreased to a level of $658,000, or .5% of total net loans, from a level of $960,000, or .7%, at December 31, 1996. The reduction is a result of increased review and supervision of the applicable loan credits. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .8%.

The reserve increased by $4,000 for the three months ended March 31, 1997, and the ratio of the allowance for loan losses to net loans was 1.03% at March 31, 1997, as compared to 1.05% at December 31, 1996. Management believes based on information currently available that the current allowance for loan losses of $1,375,000 is adequate to meet potential loan losses.

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses and is formally reviewed by Management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. While Management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's Allowance for Loan Losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

Liquidity
_________

The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities which include overnight investments in federal funds sold, overnight correspondent bank borrowings on various credit lines, payments on loans and mortgage-backed securities, a growing core deposit base, primarily certificates of deposit, and FHLB funding products as discussed below. Management believes that its core deposits are fairly stable even in periods of changing interest rates. There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Membership in the FHLB provides the Bank with additional liquidity alternatives such as short or long-term funding on fixed or variable rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $6,532,000 and a maximum available funding capacity of up to $78,300,000. In order to provide funding for the Bank's loans and investments, the Bank borrowed from the FHLB $7,315,000, net of repayment, for the three months ended March 31, 1997 at varying maturities and terms. The outstanding borrowings from the FHLB amounted to $22,161,000 and $7,475,000 at March 31, 1997 and 1996, respectively.

Stockholders' Equity
____________________

The Corporation maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties including regulatory items that are expected to have a material impact on the capital resources of the Corporation for the remaining months of 1997. See discussion on Regulatory Activity.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31, 1997, as compared to the Bank's current risk-based capital ratio of 17.54%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

A tabular presentation of the risk-based capital ratios for the Bank is as follows:

      (In Thousands)                     March 31,   December 31,
                                            1997          1996
                                       ___________  _____________
Tier I - Total Stockholders' Equity      $ 21,534      $ 21,186
Tier II - Allowance for Loan Losses         1,375         1,371
                                       ___________  _____________
   Total Qualifying Capital              $ 22,909      $ 22,557
                                       ===========  =============
 Risk-adjusted On-balance-sheet Assets   $123,225      $118,844
Risk-adjusted Off-balance-sheet Exposure    7,404         5,666
                                       ___________  _____________
   Total Risk-adjusted Assets            $130,629      $124,510
                                       ===========  =============
Ratios:
Tier I Capital Ratio - Actual               16.48%        17.02%
Minimum Required                             4.00%         4.00%

Total Capital Ratio - Actual                17.54%        18.12%
Minimum Required                             8.00%         8.00%

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 12,459      $ 12,596
                                        =========== =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of March 31, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan at an exercise price of $23.26. No options have been exercised as of March 31, 1997. Information regarding shares above reflect the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.


SUPPORTING SCHEDULES


Schedule of Nonperforming Assets
________________________________
                                   March 31,       December 31,
                                  ___________     _______________
      (In Thousands)                 1997             1996
                                  ___________     _______________

Nonaccruing Loans                    $170             $ 91
Accrual Loans - 90 days or more
 past due                             401              752
Restructured Accrual Loans              0                0
Other Real Estate Owned                87              117
                                    ______           ______
   Total Nonperforming Assets       $ 658           $  960
                                    ======           ======
   Nonperforming Assets
   as a % of Net Loans                0.5%             0.7%
                                    ======           ======
   Allowance for Loan Losses
   as a % of Nonperforming Loans      343%             163%
                                    ======           ======

Analysis of Allowance for Loan Losses
_____________________________________
                                     Three Months Ended March 31,
                                    _____________________________
           (In Thousands)                    1997        1996
                                          ________      ________
Average Total Loans Outstanding
   (Less Unearned Income)                  $131,763     $120,696
                                           ========      ========

Allowance for Loan Losses,
   Beginning of Period                       $1,371       $1,265
Loans Charged-off During Period                  15            3
Recoveries of Loans Previously
   Charged-off                                    8            4
                                           ________      ________
   Net Loans Charged-off                          7           (1)
Addition to Provision for Loan Losses
   Charged to Operations                         11            8

                                          _________      _______
Allowance for Loan Losses,
   End of Period                             $1,375       $1,274
                                           ========      ========


Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)            0.02%         0.00%
                                           ========      ========
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                1.03%         1.05%
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

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -

(a) An annual meeting of shareholders was held at 10:00 a.m. on April 22, 1997 at The Country Table Restaurant, 740 East Main
Street, Mount Joy, Pennsylvania 17552.

(b)-(c) Three matters were voted upon, as follows:

Three Class A directors were elected, as below:
                                Votes*     Votes*
                                 cast       cast          Votes*
Reelected         Term Expires    "FOR"    "AGAINST"  "ABSTAINED"
_________         ____________  _________   _______      _______
Franklin R. Eichler      2000   1,889,109    2,918           0
E. Ralph Garber          2000   1,889,109    2,918           0
Mark D. Gainer           2000   1,889,109    2,918           0

Directors whose term continued after meeting
____________________________________________
  Class B Directors
Daniel C. Gohn           1998
Daniel H. Raffensperger  1998
David G. Heisey          1998
Carl R. Hallgren         1998

  Class C Directors
Donald H. Wolgemuth      1999
William E. Eby           1999
William D. Linkous       1999
Benjamin W. Piersol, Jr. 1999

Proposal to approve and adopt the
Union National Financial Corporation
1997 Employee Stock Purchase
  Plan                          1,819,833   33,097      23,066

Proposal to approve and adopt the
Union National Financial Corporation
1997 Stock Incentive Plan       1,744,860  116,766      10,613

* Information of shares voted do not reflect the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

(d) Nothing to report.


Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

On March 25, 1997, a Form 8-K was filed by the Registrant to file the Registrant's Articles of Incorporation, as amended, and Registrant's Bylaws, as amended.

                                Signatures
                                __________

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

                                   Date: May 8, 1997



                                By:/s/ Clement M. Hoober

                                   ______________________________

                                   Clement M. Hoober,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


                                   Date: May 8, 1997