Form 10-Q
period 1997-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1997-08-07
CIK 874482

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          June 30, 1997
                                _________________________________
                               OR

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,488,927     shares of $.25 (par) common stock were
_________________
outstanding as of     July 29, 1997.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page
                                                              #
                                                            ____
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

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 6/30/97      12/31/96
                                           ______________________


ASSETS

Cash and Due from Banks                     $6,668        $6,073
Federal Funds Sold                           2,990         4,790
Investment Securities Held to Maturity
(Market Value - 1997-$16,723;1996-$17,228)  16,623        17,124
Investment Securities Available for Sale    39,305        37,766
Loans(Net of Unearned Income)              140,300       130,391
Less: Allowance for Loan Losses             (1,442)       (1,371)
                                           ______________________
     Total Net Loans                       138,858       129,020

Premises and Equipment - Net                 5,580         5,741
Accrued Interest Receivable                  1,436         1,312
Deferred Income Taxes                          191           252
Investment in Limited Partnerships             966         1,003
Other Assets                                   431           391
                                           ______________________
    TOTAL ASSETS                          $213,048      $203,472
                                          ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $16,582       $16,887
 Interest-Bearing                          152,908       147,626
                                           ______________________
    Total Deposits                         169,490       164,513

Short-Term Borrowing                           900         2,989
Long-Term Debt                              18,351        12,676
Accrued Interest Payable                       968           883
Other Liabilities                              374           188
                                           _____________________
     TOTAL LIABILITIES                     190,083       181,249

STOCKHOLDERS' EQUITY*
Common Stock (Par Value $.25)                  629           599
  Shares: Authorized - 20,000,000; Issued -
  2,515,587 in 1997 (2,394,164 in 1996)
  Outstanding - 2,489,547 in 1997 (2,373,222
  in 1996)
Surplus                                      4,910         1,968
Retained Earnings                           17,718        19,916
Unrealized gain/(loss) on securities
  available for sale, net of tax               192           103
Less: Treasury Stock - at cost
 (26,040 shares in 1997 and 20,942 shares
  in 1996)                                    (484)         (363)
                                           ______________________

      TOTAL STOCKHOLDERS' EQUITY            22,965        22,223
                                           ______________________


     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $213,048      $203,472

                                           ======================



* The Stockholders' Equity and share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended June 30,
                                 _______________________________
(In Thousands, except Per Share Data)          1997       1996
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $3,063        $2,768
Investment Securities:
   Taxable                                      677           517
   Exempt from Federal Taxes                    200           205
Deposits in Banks                                 1             1
Federal Funds Sold                               54            22
                                           ______________________
   Total Interest Income                      3,995         3,513

INTEREST EXPENSE
Deposits                                      1,527         1,427
Short-Term Borrowing                             24            25
Long-Term Debt                                  270           106
                                           ______________________
   Total Interest Expense                     1,821         1,558
                                           ______________________
  Net Interest Income                         2,174         1,955

PROVISION for LOAN LOSSES                       101            41
                                           ______________________
Net Interest Income after Provision
for Loan Losses                               2,073         1,914


OTHER OPERATING INCOME
Trust Income                                     30            23
Service Charges on Deposit Accounts              89            80
Other Service Charges, Commissions, Fees         87            73
Investment Securities Gains                       4             2
Other Income                                      8             9
                                           ______________________
    Total Other Operating Income                218           187

OTHER OPERATING EXPENSES

Salaries and Wages                              682           642
Retirement Plan and Other Employee Benefits     214           198
Net Occupancy Expense                           134           131
Furniture and Equipment Expense                 113            92
FDIC Insurance Assessment                         5             1
Other Operating Expenses                        430           415
                                           ______________________
    Total Other Operating Expenses            1,578         1,479
                                           ______________________
    Income before Income Taxes                  713           622

PROVISION for INCOME TAXES                      144            80
                                           ______________________
    NET INCOME for PERIOD                      $569          $542
                                           ======================


PER SHARE INFORMATION*
 Net Income for Period                        $0.23         $0.22
 Cash Dividends                              $0.086        $0.076
 Average Common Shares Outstanding        2,490,275     2,493,919

                                      Six Months Ended June 30,
                                  _______________________________
(In Thousands, except Per Share Data)          1997       1996
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $5,971        $5,503
Investment Securities:
   Taxable                                    1,316           962
   Exempt from Federal Taxes                    411           400
Deposits in Banks                                 2             2
Federal Funds Sold                               99            48
                                           ______________________
   Total Interest Income                      7,799         6,915

INTEREST EXPENSE
Deposits                                      3,021         2,807
Short-Term Borrowing                             66            32
Long-Term Debt                                  477           208
                                           ______________________
   Total Interest Expense                     3,564         3,047
                                           ______________________
  Net Interest Income                         4,235         3,868

PROVISION for LOAN LOSSES                       112            49
                                           ______________________
Net Interest Income after Provision
for Loan Losses                               4,123         3,819


OTHER OPERATING INCOME
Trust Income                                     60            47
Service Charges on Deposit Accounts             172           154
Other Service Charges, Commissions, Fees        165           139
Investment Securities Gains                       4             2
Other Income                                     54            54
                                           ______________________
    Total Other Operating Income                455           396

OTHER OPERATING EXPENSES

Salaries and Wages                            1,355         1,283
Retirement Plan and Other Employee Benefits     440           403
Net Occupancy Expense                           307           293
Furniture and Equipment Expense                 201           177
FDIC Insurance Assessment                        10             2
Other Operating Expenses                        848           786
                                           ______________________
    Total Other Operating Expenses            3,161         2,944
                                           ______________________
    Income before Income Taxes                1,417         1,271

PROVISION for INCOME TAXES                      282           172
                                           ______________________
    NET INCOME for PERIOD                    $1,135        $1,099
                                           ======================


PER SHARE INFORMATION*
 Net Income for Period                        $0.46         $0.44
 Cash Dividends                              $0.171        $0.138
 Average Common Shares Outstanding        2,491,310     2,492,859




* Per Share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Six Months Ended June 30,
                                    _____________________________
         (In Thousands)                        1997         1996
                                    _____________________________


CASH FLOWS from OPERATING ACTIVITIES
Net Income                                    $1,135      $1,099
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciating and Amortization                254         254
    Provision for Loan Losses                    112          49
    Investment Securities (Gains)/Losses          (4)         (2)
    Provision for Deferred Income Taxes           14          14
    (Increase)/Decrease in Accrued
    Interest Receivable                         (123)       (131)
     (Increase)/Decrease in Other Assets         (25)       (106)
    Increase/(Decrease) in Other Liabilities     272         349
                                          _______________________
    Net Cash Provided by Operating Activities  1,635       1,526
CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in Federal Funds Sold  1,800      (1,280)
Proceeds from Sales of
 Available for Sale Securities                 3,801       1,996
Proceeds from Maturities of
 Available for Sale Securities                 9,803       6,408
Proceeds from Maturities of
 Held to Maturity Securities                   1,823         512
Purchases of Available for Sale Securities   (15,005)    (17,353)
Purchases of Held to Maturity Securities      (1,323)     (3,318)
Loans Made to Customers, Net of
 Principal Collected on Loans                 (9,950)     (4,264)
Purchases of Property and Equipment              (70)       (147)
                                          _______________________
    Net Cash (Used in)Investing Activities    (9,121)    (17,446)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                          1,565       2,019
Net Increase/(Decrease) in Certificates
 of Deposits                                   3,412      11,421
Net Increase/(Decrease) in Short-Term
 Borrowing                                    (2,089)       (268)
Proceeds from Issuance of Long-Term Debt       5,675       1,535
Acquisition of Treasury Stock                   (121)          0
Issuance of Treasury Stock                        68          72
Cash Dividends Paid                             (429)       (344)
                                          _______________________
   Net Cash Provided by (Used in)
   Financing Activities                        8,081      14,435
                                          _______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                            595      (1,485)
CASH and CASH EQUIVALENTS -
  Beginning of Period                          6,073       7,214
                                         _______________________
CASH and CASH EQUIVALENTS - End of Period     $6,668      $5,729
                                          =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositors                  $2,959      $2,693
 Interest Paid - Other                           520         222
 Income Taxes                                    275         110

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Retirement of Treasury Stock (4,000 shares
1996)                                             $0         $62

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

4. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of June 30, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.27. No options have been exercised as of June 30, 1997 under this plan. As of June 30, 1997, options to purchase 5,000 have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.55. As of June 30, 1997, 175 options have been exercised under the plan.

5.   The results of operations for the six month period ended
     June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

In addition to historical information, this report for the six months ended June 30, 1997 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1997, and any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________

Overview

Consolidated net income for the six months ended June 30, 1997 was $1,135,000, an increase of 3.3%, as compared to the consolidated net income of $1,099,000 for the same period in 1996.

Consolidated net income for the three months ended June 30, 1997 was $569,000, an increase of 5.0%, as compared to the consolidated net income of $542,000 for the same period in 1996.

On a per share basis, net income for the six months ended June 30, 1997 was $.46, as compared to $.44 for the same period in 1996. Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

Results of operations for the six months ended June 30, 1997 as compared to the same period in 1996 were impacted by the following items: (1) Net income was positively impacted by a 10.1% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in certificates of deposit and by additions to average borrowings; (2) net income was negatively impacted by the narrowing of the spread between the rates on loans and investments and the rates on certificates of deposit as compared to the same period in 1996; (3) net income was negatively impacted by a 7.4% increase in other operating expenses; and (4) net income was negatively impacted by a reduction in income tax credits available in 1997 as compared to 1996. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROAA), was 1.10% on an annualized basis for the six months ended June 30, 1997, as compared to 1.21% for the same period in 1996. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROAE), was 10.1% on an annualized basis for the six months ended June 30, 1997, as compared to 10.4% for the same period in 1996.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1997. Management expects the growth in deposits for 1997 to be comparable to historic growth rates. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include the implementation of a formal officer calling program to enhance the Bank's competitive position for loans, deposits and other financial services in the communities it serves and the implementation for 1997 of a bank-wide incentive program for employee participation based on the level of net income increase and the growth in deposits and loans. Other actions include the strategic promotion of the Bank's branch offices in light of continued bank consolidation in the Bank's market area;
the promotion of intermediate-term certificates of deposit including the reintroduced push-button certificate allowing a one-time increase in the interest rate during the term of the certificate; the promotion of a certificate of deposit which has a no-penalty for early withdrawal feature during the life of the certificate; and a special promotion of the Bank's checking account products. For the six months ended June 30, 1997, the Bank received new funds exceeding $2,400,000 from special certificate of deposit promotions. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers; (2) implementation of a formal officer calling program including bank wide business development efforts;
(3) further enhancement and promotion of the new loan product first introduced in September, 1996, home equity lines of credit;
(4) economic stability of Lancaster County as discussed later in this section; and (5) continued population growth in the Bank's market area.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the six months ended June 30, 1997 increased by $380,000, or 9.3%, over the same period in 1996. Commercial and residential average loan growth of $12,313,000 and average investment security growth of $10,700,000 was funded by the growth in average deposits of $12,774,000 and by the growth in average borrowings of $10,692,000. The additional borrowings represented fixed-rate and variable-rate advances. Average earning assets increased in the amount of $24,922,000 over the same period from 1996. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $402,000.

Commencing July 1995, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 9% to 8.25% by the first quarter of 1996. The immediate impact of these short-term interest rate decreases was to decrease the interest rates on loans that adjust according to the prime lending rate and on reinvested funds from maturing investment securities. The overall interest rate on the average total earning assets decreased to 8.3% for the current period as compared to 8.4% for the same period last year. The decline in short-term interest rates had the effect of a slight decline in the average interest rate on the certificate of deposit portfolio. However, the increase in the mix of interest-bearing liabilities in the form of long-term debt has the overall effect of increasing the total cost of funds. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for 1997. The overall interest rate on the average interest-bearing liabilities increased to 4.3% for the current period, as compared to 4.2% for the same period last year. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $22,000 for the current period over the same period in 1996.

The Bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. Based on the models, it is currently anticipated that a two percent general rise or decline in interest rates over a one-year period will have an immaterial impact to the Bank's net interest income over the next twelve months. In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The structure of these transactions are similarly matched with investment securities and loans in order to limit net interest income exposure to interest rate fluctuations. As of June 30, 1997, the Bank has received short-term and long-term fixed rate advances of $18,161,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases.
The total advances have a current average effective rate of 5.73% with maturities ranging from August, 1998 to March, 2002. Additional asset/liability management strategies available from the FHLB include access to interest rate caps, floors and swaps. As of June 30, 1997, the Bank did not utilize any of these aforementioned strategies.

Other interest rate risk management tools available to the Bank include the promotion and development of specific loan and deposit products and the structuring of its investment portfolio. As of September, 1996, Management offered a new loan product, home equity lines of credit, that will provide additional rate sensitive assets. At June 30, 1997, the total lines of credit balances outstanding amounted to $1,099,000.

For the remaining months of 1997, Management expects no material change to the effective interest rate in the loan and investment portfolios as compared to their current levels. This is a result of the stabilization of the financial markets, as short-term and long-term interest rates are currently comparable to the interest rates as of December, 1996. In addition, Management expects no material change in the effective rate on its interest-bearing liabilities for the remaining months of 1997. The growth in earning assets during 1996 and the first six months of 1997 is expected to have a positive impact on the net interest margin for the remaining months of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remaining months of 1997, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. However, based on the Bank's current model and estimates as of June 30, 1997, Management expects an overall impact to the net interest margin for the remaining months of 1997 to be immaterial, as compared to the same period in 1996.

Provision for Loan Losses

The provision for loan losses was $112,000 and $49,000 for the six months ended June 30, 1997 and 1996, respectively. Net charge-offs for the six months ended June 30, 1997 amounted to $41,000 as compared to $5,000 for the same period in 1996. The increase in the provision over the same period of last year is a result of the additional net charge-offs and the increase in loans, primarily residential and commercial mortgage loans, amounting to $9,909,000 for the current period as compared to $4,260,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the six months ended June 30, 1997 was $455,000, representing an increase of $59,000, or 14.9%, over the same period in 1996. Contributing to this increase were additional earnings resulting from an increase in ATM usage fees and from an increase in estate settlements generating additional trust income.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 1997 increased by $217,000, or 7.4%, over the same period in 1996. Of this increase, employee salaries and wages and related fringe benefits increased by $109,000, or 6.5%, over the same period in 1996. This increase was essentially due to new staff positions for teller training and loan administration and due to annual merit, cost of living, and health care cost increases.

Occupancy, furniture and equipment expenses for the six months ended June 30, 1997 increased by $38,000, or 8.1%, over the same period in 1996. This increase was primarily due to other real estate expense incurred on a foreclosed property amounting to $34,000 and due to an increase in equipment service agreement costs offset by a reduction in snow removal costs in the amount of $20,000 due to the milder 1997 Winter season as compared to 1996.

The FDIC Insurance Assessment expense increased by $8,000 for the six months ended June 30, 1997, as compared to the same period in 1996. The FDIC Insurance Assessment rate increased to 1.29 cents for every $100 in deposits as of January 1, 1997 from $500 per quarter in 1996. See further discussion under the Section on Regulatory Activity concerning the expected impact to the FDIC Insurance Assessment rate for 1997.

Other operating expenses for the six months ended June 30, 1997, increased by $62,000, or 7.9%, over the same period in 1996. Contributing factors to the increase in other operating expenses as compared to the same period in 1996 included an increase in director fees, in volume increases impacting the Pennsylvania shares tax, in consulting fees, in software maintenance costs and in ATM locations and transactions.

Income Taxes

The Corporation's income tax expense increased by $110,000 for the six months ended June 30, 1997 to $282,000 from $172,000 for the same period in 1996. The effective tax rate was 19.9% and 13.5% for the six months ended June 30, 1997 and 1996, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes and a reduction in available federal income tax credits from 1996. The tax credits result from the Corporation's $632,500, 49.5%, investment in Nissly Chocolate Factory Apartments Associates, which was formed to rehabilitate the former Nissly Chocolate Factory into 28 housing units to be marketed to seniors with low-to-moderate incomes. Total income tax credits from the project amounted to $34,000 of low income housing credits for the six months ended June 30, 1997 as compared to $101,000 of historic credits for the same period in 1996. Currently, the effective tax rate of the Corporation for the remaining months of 1997 is expected to be more than the effective tax rate in 1996 due to the expected change in Nissly's tax credits from 1996.


Regulatory Activity
___________________

Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, banks are permitted to sell insurance in Pennsylvania. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. The Bank is evaluating its options regarding the sale of insurance.

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

Since the Deposit Insurance Funds Act of 1996 was enacted, it is anticipated that changes in the FDIC assessment rate will adversely impact results of operations, net of income taxes, in a currently estimated amount of $7,000 for the remaining months of 1997.

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

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services that may be offered by the Bank. Management believes that such consolidations and mergers, and product and service diversification may enhance its competitive position as a community bank.


Changes in Accounting Standards
_______________________________

In June 1996, the Financial Accounting Standards Board issued
Statement No. 125 (SFAS No. 125), "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities." This Statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and shall be applied prospectively. However, Statement No. 127 was issued December,
1996, to defer certain provisions of SFAS No. 125 for transactions occurring after December 31, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting approach is called the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
There was no incidence of coverage under SFAS No. 125 with respect to applicable provisions for the first six months of 1997. The Corporation does not expect this Statement to have a material effect on the liquidity, results of operations or capital resources when the applicable provisions become effective in 1998.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Corporation does not expect this Statement to have a material effect on its earnings per share computations.

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, (SFAS No. 129), "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on the financial position or results of operations of the Corporation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Corporation has not completed the analysis required to estimate the impact of this Statement.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Statement is effective for fiscal years beginning after December 15, 1997. The Corporation has not completed the analysis required to estimate the impact of this Statement.


Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,026,000 to comply with their respective repayment terms. These loans are well secured essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1997.

At June 30, 1997, total nonperforming assets amounted to $931,000, or .7% of total net loans, from a level of $960,000, or
 .7%, at December 31, 1996. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .8%.

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

The allowance for loan losses increased by $71,000 for the six months ended June 30, 1997, and the ratio of the allowance for loan losses to net loans was 1.03% at June 30, 1997, as compared to 1.05% at December 31, 1996. The increase in the allowance for loan losses was due to an increase in loans outstanding amounting to $9,909,000 for the six month period. Management believes based on information currently available that the current allowance for loan losses of $1,442,000 is adequate to meet potential loan losses.


Liquidity
_________

The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities which include overnight investments in federal funds sold, overnight correspondent bank borrowings on various credit lines, payments on loans and mortgage-backed securities, a growing core deposit base, primarily certificates of deposit, and FHLB funding products as discussed below. Management believes that its core deposits are fairly stable even in periods of moderately changing interest rates. There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.


SUPPORTING SCHEDULES


Schedule of Nonperforming Assets
________________________________
                                   June 30,       December 31,
      (In Thousands)                 1997             1996
                                  ___________     ____________

Nonaccruing Loans                    $142             $ 91
Accrual Loans - 90 days or more
 past due                             789              752
Restructured Accrual Loans              0                0
Other Real Estate Owned                 0              117
                                    ______           ______
   Total Nonperforming Assets       $ 931           $  960
                                    ======           ======
   Nonperforming Assets
   as a % of Net Loans                0.7%             0.7%
                                    ======           ======
   Allowance for Loan Losses
   as a % of Nonperforming Loans      155%             163%
                                    ======           ======

Analysis of Allowance for Loan Losses
_____________________________________
                                        Six Months Ended June 30,
                                     ____________________________
           (In Thousands)                    1997        1996
                                          ________      ________
Average Total Loans Outstanding
   (Less Unearned Income)                  $134,250     $121,937
                                           ========      ========

Allowance for Loan Losses,
   Beginning of Period                       $1,371       $1,265
Loans Charged-off During Period                  52           19
Recoveries of Loans Previously
   Charged-off                                   11           14
                                           ________      ________
   Net Loans Charged-off                         41            5
Addition to Provision for Loan Losses
   Charged to Operations                        112           49

                                          _________      _______
Allowance for Loan Losses,
   End of Period                             $1,442       $1,309
                                           ========      ========


Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.06%        0.01%
                                            ========     ========
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.03%        1.05%
                                            ========     ========


Membership in the FHLB provides the Bank with additional liquidity alternatives such as short or long-term funding on fixed or variable rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $7,829,000 and a maximum available funding capacity of up to $86,200,000. In order to provide funding for the Bank's loans and investments, the Bank borrowed from the FHLB $3,315,000, net of repayments, for the six months ended June 30, 1997 at varying maturities and terms. The outstanding borrowings from the FHLB amounted to $18,161,000 and $9,975,000 at June 30, 1997 and 1996,
respectively.

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

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 1997, as compared to the Bank's current risk-based capital ratio of 17.41%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

A tabular presentation of the risk-based capital ratios for the Bank is as follows:

      (In Thousands)                     June 30,   December 31,
                                            1997          1996
                                       ___________  _____________
Tier I - Total Stockholders' Equity      $ 21,732      $ 21,186
Tier II - Allowance for Loan Losses         1,442         1,371
                                       ___________  _____________
   Total Qualifying Capital              $ 23,174      $ 22,557
                                       ===========  =============
 Risk-adjusted On-balance-sheet Assets   $126,112      $118,844
Risk-adjusted Off-balance-sheet Exposure    6,966         5,666
                                       ___________  _____________
   Total Risk-adjusted Assets            $133,078      $124,510
                                       ===========  =============
Ratios:
Tier I Capital Ratio - Actual               16.33%        17.02%
Minimum Required                             4.00%         4.00%

Total Capital Ratio - Actual                17.41%        18.12%
Minimum Required                             8.00%         8.00%

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 12,528      $ 12,596
                                        =========== =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of June 30, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan at an exercise price of $23.27. No options have been exercised as of June 30, 1997 under this plan. As of June 30, 1997, options to purchase 5,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.55. As of June 30, 1997, 175 options have been exercised under this plan.

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

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
         Nothing to report.

Item 5.  Other Information:

On May 27, 1997 an amendment to the Registrant's Form S-3
Registration Statement was filed with the Securities and Exchange
Commission in order to file the prospectus for the Registrant's
Amended and Restated Dividend Reinvestment and Stock Purchase
Plan.

On May 27, 1997 a Form S-8 Registration Statement was filed with the Securities and Exchange Commission by the Registrant for the Registrant's 1988 Stock Incentive Plan, 1997 Employee Stock
Purchase Plan and 1997 Stock Incentive Plan.


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

                                   Date: August 7, 1997



                                By:/s/ Clement M. Hoober

                                   ______________________________

                                   Clement M. Hoober,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


                                   Date: August 7, 1997