Form 10-Q
period 1997-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1997-11-13
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               _________________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,484,571     shares of $.25 (par) common stock were
_________________
outstanding as of    October 31, 1997.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page



                                                              #

PART I    - FINANCIAL INFORMATION:
            _____________________
          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements         4

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations             5-12


PART II   - OTHER INFORMATION                                13
            __________________

Signature Page                                               14

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 9/30/97      12/31/96
                                           ______________________


ASSETS

Cash and Due from Banks                      $4,235      $6,073
Federal Funds Sold                                0       4,790
Investment Securities Held to Maturity
(Market Value - 1997-$18,579;1996-$17,228)   18,607      17,124
Investment Securities Available for Sale     40,639      37,766
Loans(Net of Unearned Income)               148,387     130,391
Less:Allowance for Loan Losses               (1,524)     (1,371)
                                          ______________________
   Total Net Loans                          146,863     129,020

Premises and Equipment - Net                  5,485       5,741
Accrued Interest Receivable                   1,443       1,312
Deferred Income Taxes                           116         252
Investment in Limited Partnerships              947       1,003
Other Assets                                    495         391
                                         ______________________
    TOTAL ASSETS                           $218,830    $203,472
                                         ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $17,615     $16,887
Interest-Bearing                            154,252     147,626
                                         ______________________
    Total Deposits                          171,867     164,513

Short-Term Borrowing                          1,185       2,989
Long-Term Debt                               20,868      12,676
Accrued Interest Payable                      1,025         883
Other Liabilities                               448         188
                                          _____________________
     TOTAL LIABILITIES                      195,393     181,249

STOCKHOLDERS' EQUITY*

Common Stock (Par Value $.25)                   627         599
Shares: Authorized - 20,000,000; Issued -
  2,506,568 in 1997 (2,394,164 in 1996)
  Outstanding - 2,487,746 in 1997 (2,373,222
  in 1996)
Surplus                                       4,753       1,968
Retained Earnings                            18,081      19,916
Unrealized gain/(loss) on securities
  available for sale, net of tax                341         103
Less: Treasury Stock - at cost
 (18,822 shares in 1997 and 20,942 shares
  in 1996)                                     (365)       (363)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              23,437      22,223
                                          ______________________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $218,830    $203,472
                                          ======================

*The Stockholders' Equity and share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,
                                ___________________________________
(In Thousands, except Per Share Data)         1997       1996
                                ___________________________________

INTEREST INCOME
Interest and Fees on Loans                   $3,180      $2,824
Investment Securities:
Taxable                                         671         553
Exempt from Federal Taxes                       226         216
Deposits in Banks                                 1           1
Federal Funds Sold                               33          32
                                            _____________________
  Total Interest Income                       4,111       3,626

INTEREST EXPENSE
Deposits                                      1,649       1,477
Short-Term Borrowing                             13          42
Long-Term Debt                                  266         131
                                            _____________________
   Total Interest Expense                     1,928       1,650
                                            _____________________
   Net Interest Income                        2,183       1,976
PROVISION for LOAN LOSSES                        91          49
                                            _____________________
Net Interest Income after Provision
  for Loan Losses                             2,092       1,927
OTHER OPERATING INCOME
Trust Income                                     30          23
Service Charges on Deposit Accounts              97          83
Other Service Charges, Commissions, Fees        114          79
Investment Securities Gains                      (2)         (3)
Other Income                                      5           4
                                            _____________________
    Total Other Operating Income                244         186

OTHER OPERATING EXPENSES
Salaries and Wages                              715         651
Retirement Plan and Other Employee Benefits     203         191
Net Occupancy Expense                           130         138
Furniture and Equipment Expense                  99          92
FDIC Insurance Assessment                         5           1
Other Operating Expenses                        451         394
                                            _____________________
    Total Other Operating Expenses            1,603       1,467
                                            _____________________
Income before Income Taxes                      733         646
PROVISION for INCOME TAXES                      147         101
                                            _____________________
    NET INCOME for PERIOD                      $586        $545
                                            =====================
PER SHARE INFORMATION*
Net Income for Period                         $0.23       $0.22
 Cash Dividends                              $0.090      $0.081
Average Common Shares Outstanding         2,488,597   2,495,193


                                 Nine months ended September 30,
                                ___________________________________
(In Thousands, except Per Share Data)         1997       1996
                              ___________________________________

INTEREST INCOME
Interest and Fees on Loans                   $9,151      $8,327
Investment Securities:
Taxable                                       1,987       1,515
Exempt from Federal Taxes                       637         616
Deposits in Banks                                 3           2
Federal Funds Sold                              132          81
                                            _____________________
 Total Interest Income                       11,910      10,541
INTEREST EXPENSE
Deposits                                      4,670       4,284
Short-Term Borrowing                             78          74
Long-Term Debt                                  743         340
                                             ______________________
 Total Interest Expense                       5,491       4,698
                                             ______________________

 Net Interest Income                          6,419       5,843
PROVISION for LOAN LOSSES                       203          98
                                             ______________________

Net Interest Income after Provision
  for Loan Losses                             6,216       5,745
OTHER OPERATING INCOME
Trust Income                                     90          70
Service Charges on Deposit Accounts             269         236
Other Service Charges, Commissions, Fees        279         218
Investment Securities Gains                       2           0
Other Income                                     59          58
                                            _____________________
    Total Other Operating Income                699         582
OTHER OPERATING EXPENSES
Salaries and Wages                            2,070       1,934
Retirement Plan and Other Employee Benefits     643         594
Net Occupancy Expense                           436         431
Furniture and Equipment Expense                 300         268
FDIC Insurance Assessment                        15           2
Other Operating Expenses                      1,299       1,180
                                            _____________________
    Total Other Operating Expenses            4,763       4,409
                                            _____________________
    Income before Income Taxes                2,152       1,918
PROVISION for INCOME TAXES                      430         274
                                            _____________________
  NET INCOME for PERIOD                      $1,722      $1,644
                                            =====================
 PER SHARE INFORMATION*
Net Income for Period                         $0.69       $0.66
Cash Dividends                               $0.261      $0.219
Average Common Shares Outstanding         2,490,395   2,493,643

*Per Share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 10, 1997, payable on
May 15, 1997 to stockholders of record on April 28, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,
                                  _________________________________

         (In Thousands)                        1997         1996
                                  _________________________________


CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $1,722      $1,644
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                 382         385
  Provision for Loan Losses                     203          98
  Investment Securities (Gains)/Losses           (2)          0
  Provision for Deferred Income Taxes            12          59
  (Increase)/Decrease in Accrued
  Interest Receivable                          (131)       (148)
  (Increase)/Decrease in Other Assets           (81)        (57)
  Increase/(Decrease) in Other Liabilities      402         460
                                            _____________________
Net Cash Provided by Operating Activities     2,507       2,441
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold  4,790      (1,250)
Proceeds from Sales of
 Available for Sale Securities                5,548       3,502
Proceeds from Maturities of
 Available for Sale Securities               11,503       8,063
Proceeds from Maturities of
 Held to Maturity Securities                  2,332       1,179
Purchases of Available for Sale Securities  (19,561)    (21,753)
Purchases of Held to Maturity Securities     (3,815)     (4,354)
Loans Made to Customers, Net of
 Principal Collected on Loans               (18,046)     (6,248)
Purchases of Property and Equipment             (92)       (247)
                                           _____________________
    Net Cash (Used in)Investing Activities  (17,341)    (21,108)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         3,292       3,280
Net Increase/(Decrease) in Certificates
 of Deposits                                  4,062      11,421
Net Increase/(Decrease) in Short-Term
 Borrowing                                   (1,804)       (251)
Proceeds from Issuance of Long-Term Debt      8,192       3,906
Acquisition of Treasury Stock                  (229)          0
Issuance of Treasury Stock                      136         100
Cash Dividends Paid                            (653)       (546)
                                            _____________________
   Net Cash Provided by (Used in)
   Financing Activities                      12,996      17,910
                                            _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (1,838)       (757)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         6,073       7,214
                                              _____________________
CASH and CASH EQUIVALENTS - End of Period    $4,235      $6,457
                                            =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest Paid to Depositor                   $4,555      $4,145
Interest Paid - Other                           795         384
Income Taxes                                    462         140
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Retirement of Treasury Stock (12,000 shares
in 1997 and 4,000 shares in 1996)              $228         $62

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

4. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock
     Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of September 30, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.27. No options have been exercised as of September 30, 1997 under this plan. As of September 30, 1997, options to purchase 10,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.63. As of September 30, 1997, 506 options have been exercised under the plan.


5.   The results of operations for the nine month period ended
     September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

In addition to historical information, this report for the nine months ended September 30, 1997 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Corporation in 1997, and any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________

Overview

Consolidated net income for the nine months ended September 30, 1997 was $1,722,000, an increase of 4.7%, as compared to the consolidated net income of $1,644,000 for the same period in 1996.

Consolidated net income for the three months ended September 30, 1997 was $586,000, an increase of 7.5%, as compared to the consolidated net income of $545,000 for the same period in 1996.

On a per share basis, net income for the nine months ended
September 30, 1997 was $.69, as compared to $.66 for the same period in 1996. Per share information reflects the 5% stock dividend paid on May 15, 1997.

Results of operations for the nine months ended September 30, 1997 as compared to the same period in 1996 were impacted by the following items: (1) Net income was positively impacted by a 11.5% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in certificates of deposit and by additions to average borrowings; (2) net income was negatively impacted by the decline in the average earnings rate in the loan portfolio as compared to the same period in 1996; (3) net income was negatively impacted by an 8.0% increase in other operating expenses; (4) net income was positively impacted by a 20.1% increase in other operating income; and (5) net income was negatively impacted by a reduction in income tax credits available in 1997 as compared to 1996. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROAA), was 1.09% on an annualized basis for the nine months ended September 30, 1997, as compared to 1.18% for the same period in 1996. Net income as a percent of average stockholders' equity, also known as return on average equity (ROAE), was 10.1% on an annualized basis for the nine months ended September 30, 1997, as compared to 10.3% for the same period in 1996.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1997. Management expects the growth in deposits for 1997 to be comparable to historic growth rates. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include the implementation of a formal officer calling program to enhance the Bank's competitive position for loans, deposits and other financial services in the communities it serves and the implementation for 1997 of a bank-wide incentive program for employee participation based on the level of net income increase and the growth in deposits and loans. Other actions include the strategic promotion of the Bank's branch offices in light of continued bank consolidation in the Bank's market area; the promotion of intermediate-term certificates of deposit including the reintroduced push-button certificate allowing a one-time increase in the interest rate during the term of the certificate; the promotion of a certificate of deposit which has a no-penalty for early withdrawal feature during the life of the certificate; and a special promotion of the Bank's checking account products. For the nine months ended September 30, 1997, the Bank received new funds exceeding $4,500,000 from special certificate of deposit promotions. In addition, the liquid reserves of the Bank's Trust
Department were invested into a money market account with the Bank currently paying interest at a rate of 5.25%. This increased average deposits for the quarter by $4,000,000. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers; (2) implementation of an officer calling program including bank wide business development efforts; (3) further enhancement and promotion of the new loan product first introduced in September, 1996, home equity lines of credit; (4) economic stability of Lancaster County, Pennsylvania (the Bank's primary market area) as discussed later in this section; and (5) continued population growth in the Bank's market area.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the nine months ended September 30, 1997 increased by $598,000, or 9.6%, over the same period in 1996. Commercial and residential average loan growth of $14,215,000 and average investment security growth of $9,300,000 were funded by the growth in average deposits of $13,799,000 and by the growth in average borrowings of $9,585,000. The additional borrowings represented fixed-rate and variable-rate advances. Average earning assets increased in the amount of $24,770,000 over the same period from 1996. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $680,000.

Commencing July 1995, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 9% to 8.25% by the first quarter of 1996. The immediate impact of these short-term interest rate decreases was to decrease the interest rates on loans that adjust according to the prime lending rate and on reinvested funds from maturing investment securities. The overall interest rate on the average total earning assets decreased to 8.3% for the current period as compared to 8.4% for the same period last year. Cost of funds increased due to the change in the mix of interest-bearing liabilities in the form of additional long-term debt and additional funds in higher paying money market accounts. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for the remainder of 1997. The overall interest rate on the average interest-bearing liabilities increased to 4.3% for the current period, as compared to 4.2% for the same period last year. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $82,000 for the current period over the same period in 1996.

The Bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. Based on the models, it is currently anticipated that a two percent general rise or decline in interest rates over a one-year period will have an immaterial impact to the Bank's net interest income over the next twelve months.

In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of September 30, 1997, the Bank has received long-term fixed rate advances of $20,678,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.74% with maturities ranging from August, 1998 to September, 2002. As of October, 1997, the Bank received an advance from the FHLB in the amount of $5,000,000 maturing in 2002 with the interest rate fixed for two years at 5.63%. Additional asset/liability management strategies available from the FHLB include access to interest rate caps, floors and swaps. As of September 30, 1997, the Bank did not utilize any of these aforementioned strategies.

Other interest rate risk management tools available to the Bank include the promotion and development of specific loan and deposit products and the structuring of its investment portfolio. As of September, 1996, Management offered a new loan product, home equity lines of credit, that will provide additional rate sensitive assets. At September 30, 1997, the total lines of credit balances outstanding amounted to $2,520,000.

For the remaining months of 1997, Management expects no material change to the effective interest rate in the loan and investment portfolios as compared to their current levels. This is a result of the stabilization of the financial markets, as short-term and long-term interest rates are currently comparable to the interest rates as of December, 1996. In addition, Management expects a slight increase in the effective rate on its interest-bearing liabilities for the remaining months of 1997 as a result of upward competitive pressure on certificate of deposit rates and additional funds in higher paying money market accounts. The growth in earning assets during 1996 and the first nine months of 1997 is expected to have a positive impact on the net interest margin for the remaining months of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remaining months of 1997, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. However, based on the Bank's current model and estimates as of September 30, 1997, Management expects an overall impact to the net interest margin for the remaining months of 1997 to be immaterial, as compared to the same period in 1996.

Provision for Loan Losses

The provision for loan losses was $203,000 and $98,000 for the nine months ended September 30, 1997 and 1996, respectively. Net charge-offs for the nine months ended September 30, 1997 amounted to $50,000 as compared to $33,000 for the same period in 1996. The increase in the provision over the same period of last year is a result of the additional net charge-offs and the increase in the volume of loans, primarily residential and commercial mortgage loans, amounting to $17,996,000 for the current period as compared to $6,216,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the nine months ended September 30, 1997 was $699,000, representing an increase of $117,000, or 20.1%, over the same period in 1996. Contributing to this increase were additional earnings resulting from an increase in ATM usage fees, from an increase in revenues generated from remote ATMs, from an increase in estate settlements generating additional trust income, and from increases in other fee income including NSF charges, commercial account analysis fees, and letter of credit fees. As of October, 1997 the Bank commenced assessing a card usage fee (surcharge) for transactions at its ATMs for cards issued by other institutions. This surcharge, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 1997 increased by $354,000, or 8.0%, over the same period in 1996. Of this increase, employee salaries and wages and related fringe benefits increased by $185,000, or 7.3%, over the same period in 1996. This increase was essentially due to new staff positions for teller training and loan administration, due to annual merit, cost of living, and health care cost increases.

Occupancy, furniture and equipment expenses for the nine months ended September 30, 1997 increased by $37,000, or 5.3%, over the same period in 1996. This increase was primarily due to other real estate expense incurred on a foreclosed property amounting to $34,000 and due to an increase in equipment service agreement costs. These increases were offset by a reduction in snow removal costs in the amount of $20,000 due to the milder 1997 Winter season as compared to 1996.

The FDIC Insurance Assessment expense increased by $13,000 for the nine months ended September 30, 1997, as compared to the same period in 1996. The FDIC Insurance Assessment rate increased to
1.29 cents for every $100 in deposits as of January 1, 1997 from $500 per quarter in 1996. See further discussion under the Section on Regulatory Activity concerning the expected impact to the FDIC Insurance Assessment rate for 1997.

Other operating expenses for the nine months ended September 30, 1997, increased by $119,000, or 10.1%, over the same period in 1996. Contributing factors to the increase in other operating expenses as compared to the same period in 1996 included (1) an increase in legal and professional fees relative to legal fees for implementing new employee benefit plans, to consulting fees, and to electronic data processing audit fee; (2) an increase in the Pennsylvania shares tax as a result of growth in total assets; (3) an increase in automatic teller machine (ATM) expenses as a result of increases in transactions and ATM locations.

Income Taxes

The Corporation's income tax expense increased by $156,000 for the nine months ended September 30, 1997 to $430,000 from $274,000 for the same period in 1996. The effective tax rate was 20.0% and 14.3% for the nine months ended September 30, 1997 and 1996, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes and a reduction in available federal income tax credits from 1996. The tax credits result from the Corporation's $632,500, 49.5%, investment in Nissly Chocolate Factory Apartments Associates, which was formed to rehabilitate the former Nissly Chocolate Factory into 28 housing units to be marketed to seniors with low-to-moderate incomes. Total income tax credits from the project amounted to $50,000 of low income housing credits for the nine months ended September 30, 1997 as compared to $139,000 of historic credits for the same period in 1996. Currently, the effective tax rate of the Corporation for the remaining months of 1997 is expected to be more than the effective tax rate in 1996 due to the expected change in the nature and amount of the tax credits from the Nissly project.


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

Since the Deposit Insurance Funds Act of 1996 was enacted, it is anticipated that changes in the FDIC assessment rate will immaterially impact the results of operations, net of income taxes, for the remaining months of 1997.

The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

Changes in Accounting Standards
_______________________________

In June 1996, the Financial Accounting Standards Board issued
Statement No. 125 (SFAS No. 125), "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities." This Statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and shall be applied prospectively. However, Statement No. 127 was issued December,
1996, to defer certain provisions of SFAS No. 125 for transactions occurring after December 31, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting approach is called the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
There was no incidence of coverage under SFAS No. 125 with respect to applicable provisions for the first nine months of 1997. The Corporation does not expect this Statement to have a material effect on the liquidity, results of operations or capital resources when the applicable provisions become effective in 1998.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Corporation has not completed the analysis required to estimate the impact of this Statement.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,027,000 to comply with their respective repayment terms. This amount has been relatively stable for the first and second quarter of 1997 and reflects a modest increase over the quarterly levels of 1996. These loans are well secured essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1997.

At September 30, 1997, total nonperforming assets amounted to $1,124,000, or .8% of total net loans, from a level of $960,000, or .7%, at December 31, 1996. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .8%.

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


SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________

                                   September 30,  December 31,
      (In Thousands)                  1997            1996
                                  _______________________________
Nonaccruing Loans                     $430             $91
Accrual Loans - 90 days or more
 past due                              694             752
Restructured Accrual Loans               0               0
Other Real Estate Owned                  0             117
                                  _______________________________
   Total Nonperforming Assets       $1,124            $960
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 0.8%            0.7%
                                  ===============================
   Allowance for Loan Losses
   as a % of Nonperforming Assets      136%            163%
                                  ===============================


Analysis of Allowance for Loan Losses
_____________________________________
                                  Nine Months Ended September 30,
           (In Thousands)                    1997        1996
                                 ________________________________
Average Total Loans Outstanding
   (Less Unearned Income)                  $137,483    $123,268
                                  ===============================
Allowance for Loan Losses,
   Beginning of Period                       $1,371      $1,265
Loans Charged-off During Period                  78          49
Recoveries of Loans Previously
   Charged-off                                   28          16
                                  _______________________________
   Net Loans Charged-off                         50          33

Addition to Provision for Loan Losses
   Charged to Operations                        203          98
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,524      $1,330
                                  ===============================
Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.05%       0.04%
                                  ===============================
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.03%       1.05%
                                  ===============================

The allowance for loan losses increased by $153,000 for the nine months ended September 30, 1997, and the ratio of the allowance for loan losses to net loans was 1.03% at September 30, 1997, as compared to 1.05% at December 31, 1996. The increase in the allowance for loan losses for the nine month period was due to an increase in loans outstanding amounting to $17,996,000 for the nine month period. Management believes based on information currently available that the current allowance for loan losses of $1,524,000 is adequate to meet potential loan losses.

Liquidity
_________

The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities which include overnight investments in federal funds sold, overnight correspondent bank borrowings on various credit lines, payments on loans and mortgage-backed securities, a growing core deposit base, primarily certificates of deposit, and FHLB funding products as discussed below. Management believes that its core deposits are fairly stable even in periods of moderately changing interest rates. There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Membership in the FHLB provides the Bank with additional liquidity alternatives such as short or long-term funding on fixed or variable rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $7,829,000 and a maximum available funding capacity of up to $79,900,000. In order to provide funding for the Bank's loans and investments, the Bank borrowed from the FHLB $5,832,000, net of repayments, for the nine months ended September 30, 1997 at varying maturities and terms. The outstanding borrowings from the FHLB amounted to $20,678,000 and $12,346,000 at September 30, 1997 and 1996, respectively. As of October, 1997, the Bank received an advance from the FHLB in the amount of $5,000,000 to fund loan demand. The advance matures in 2002 with an interest rate of 5.63% fixed for two years.


Stockholders' Equity
____________________

The Corporation maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties including regulatory matters that are expected to have a material impact on the capital resources of the Corporation for the remaining months of 1997. See discussion on Regulatory Activity.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 1997, as compared to the Bank's current risk-based capital ratio of 16.83%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.
A tabular presentation of the risk-based capital ratios for the Bank is as follows:

     (In Thousands)                      September 30, December 31,
                                            1997          1996
                                       ____________   _____________
Tier I - Total Stockholders' Equity      $ 22,081      $ 21,186
Tier II - Allowance for Loan Losses         1,524         1,371
                                       ____________   _____________
   Total Qualifying Capital              $ 23,605      $ 22,557
                                       ============   =============

Risk-adjusted On-balance-sheet Assets    $132,057      $118,844
Risk-adjusted Off-balance-sheet Exposure    8,230         5,666
                                       ____________   _____________
   Total Risk-adjusted Assets            $140,287      $124,510
                                       ============   =============
Ratios:
Tier I Capital Ratio - Actual               15.74%        17.02%
Minimum Required                             4.00%         4.00%

Total Capital Ratio - Actual                16.83%        18.12%
Minimum Required                             8.00%         8.00%

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 12,382      $ 12,596
                                       ============   =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 246,000 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of September 30, 1997, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan at an exercise price of $23.27. No options have been exercised as of September 30, 1997 under this plan. As of September 30, 1997, options to purchase 10,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.63. As of September 30, 1997, 506 options have been exercised under this plan.

Other Matters

The Corporation is in the process of assessing the cost and extent of vulnerability of the Corporation's computer systems to the "Year 2000 problem." Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Corporation believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant problem for the Corporation. However, because most computer systems are, by their very nature, interdependent, it s possible that non-compliant third party computers could "reinfect" the Corporation's computer systems. The Corporation could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred, in compliance with GAAP.

The financial impact to the Corporation of Year 2000 compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations in any given year.

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

                                Date:  November 13, 1997


                            By: /s/ Clement M. Hoober
                               __________________________________
                                Clement M. Hoober,
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

                                Date:  November 13, 1997