Form 10-K
period 1997-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 1998-03-30
CIK 874482

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-K

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended    December 31, 1997
                                       _______________________
                                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number      0-19214
                        ___________________

                UNION NATIONAL FINANCIAL CORPORATION
_________________________________________________________________
      (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                         23-2415179
_______________________________         _______________________
(State or Other Jurisdiction of            (I.R.S. Employer
Incorporation or Organization)           Identification Number)

101 East Main Street, P.O. Box 567
    Mount Joy, Pennsylvania                        17552
______________________________________           ___________
(Address of Principal Executive Offices)          (Zip Code)


                            (717) 653-1441
_________________________________________________________________
        (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.25 Par Value
_________________________________________________________________
                             (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]   No [ ]
                                         _______________________

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $48,187,572 as of March 23, 1998. As of March 23, 1998, the
Registrant had 2,412,308 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

    Excerpts from Registrant's 1997 Annual Report to Stockholders (the "1997 Annual Report") are incorporated by reference into Parts I, II and IV, hereof. The Registrant's Proxy Statement for its 1998 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

                 UNION NATIONAL FINANCIAL CORPORATION
                               FORM 10-K
                                 INDEX

                                                         PAGE N0.
PART I

Item 1 -     Business                                       1

Item 2 -     Properties                                    10

Item 3 -     Legal Proceedings                             12

Item 4 -     Submission of Matters to a Vote of
             Security Holders                              12

PART II

Item 5 -     Market for Registrant's Common Equity and
             Related Shareholder Matters                   12

Item 6 -     Selected Financial Data                       12

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operation            13

Item7A-      Quantitative and Qualitative About Market Risk
                                                           13

Item 8 -     Financial Statements and Supplementary Data   13

Item 9 -     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure        13

PART III

Item 10 -    Directors and Executive Officers of the
             Registrant                                    13

Item 11 -    Executive Compensation                        14

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management                         14

Item 13 -    Certain Relationships and Related
             Transactions                                  14

PART IV

Item 14 -    Exhibits, Financial Statements, Schedules
             and Reports on Form 8-K                       14

             Signatures                                    17

             Exhibit Index                                 19

PART I

ITEM 1.  BUSINESS.
_______ __________

    Union National Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Registrant was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. The Registrant commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank (the "Bank"). The Registrant's business consists primarily of managing and supervising the Bank, and its principal source of income is dividends paid by the Bank. The Registrant has one wholly-owned subsidiary, the Bank.

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

    The Registrant may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Commission. The Private Securities
Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

    The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and it's subsidiary, the Bank, may have an impact on operations. See "Supervision and Regulation The Registrant" and "Supervision and Regulation The Bank" and page 27 of the 1997 Annual Report, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

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

Supervision and Regulation - The Registrant
___________________________________________

    The Registrant is subject to the provisions of the BHC Act, and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that the Registrant secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the BHC Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act, which amended the BHC Act, permits bank holding companies to acquire a bank located in any state subject to certain limitations and restrictions as more fully described below.

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

    Permitted Activities.  The Federal Reserve Board permits bank
    ____________________
holding companies to engage in certain activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Other than making equity investments in low to moderate income housing limited partnerships, the Registrant does not at this time engage in any other permissible activities, nor does the Registrant have any current plans to engage in any other permissible activities in the foreseeable future.

    Legislation and Regulatory Changes.  From time to time,
    __________________________________
legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiary bank. Certain changes of potential significance to the Registrant which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act") permitted interstate banking after September 29, 1995. Bank holding companies, pursuant to an amendment to the BHC Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. See also, page 27 of Registrant's 1997 Annual Report, which page is included in Exhibit 13, hereto, and incorporated herein by reference. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office. In effect, a national bank can thereby move across state lines as long as the relocation does not exceed thirty miles, and also retain as branches the offices located in the original state.

    The Federal Reserve Board, the FDIC and the Comptroller of the Currency (the "Comptroller") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets, management does not believe that the risk-based capital rules have a material effect on the Registrant's business and capital plans. The Bank has capital ratios exceeding the regulatory requirements. See also, pages 26 and 27 of Registrant's 1997 Annual Report for information concerning the Registrant's actual ratios, which page is included at Exhibit 13, hereto, and incorporated herein by reference.

    The United States Supreme Court recently rendered a decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Subsequent to the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance.

    Pending Legislation.  Management cannot anticipate what
    ___________________
changes Congress may enact or, if enacted, their impact on the Registrant's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, the Registrant's and the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 27 of Registrant's 1997 Annual Report, which page is included at Exhibit 13, hereto, and incorporated herein by reference.

    Effects of Inflation.  Inflation has some impact on the
    _____________________
Registrant's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Registrant's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

    Monetary Policy.  The earnings of the Registrant and the Bank
    _______________
are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.
An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

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

    Federal Taxation.  The Registrant and the Bank are subject to
    ________________
those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The Registrant and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

    The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax (AMT). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the tentative AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (i) the sum of (a) regular taxable income plus (b) certain adjustments, as provided in IRC Sections 56 and 58, and tax preference items, as provided in IRC Section 57 ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). The excess of the tentative AMT over the regular tax for the taxable year is the taxpayer's net minimum tax liability.

    State Tax.  The Registrant is subject to the Pennsylvania
    __________
Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1996 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

    Environmental Laws.  Neither the Registrant nor the Bank
    ___________________
anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.
Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

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

    Supervision and Regulation - Bank
    _________________________________
    The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC.

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

    Federal Deposit Insurance Act.  Under the Federal Deposit
    _____________________________
Insurance Act, the Comptroller possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law.

    Community Reinvestment Act.  In 1995, federal regulators
    __________________________
revised the Community Reinvestment Act ("CRA") rules to emphasize performance over process and documentation. Under the revised rules, a five-point rating scale is used; A bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers.
Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

    Home Mortgage Disclosure Act.  Expanded Home Mortgage
    ____________________________
Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgages made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million were required to report their aggregate small business loans made by geographic region. Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion are subjected to less stringent CRA examinations.

    Under the new regulation, banks enjoy a reduction in compliance burden. Banks are not required to keep extensive documentation to prove that directors have participated in drafting and review of CRA policies. A formal CRA statement need not be prepared. The efforts banks make to market in low - and moderate-income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods used to determine the credit needs of the community.

    Bank Security Act.  Under the Bank Secrecy Act ("BSA"), banks
    _________________
and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

    Federal Deposit Insurance Corporation Improvement Act of
    ________________________________________________________
1991.  Under the Federal Deposit Insurance Corporation
____
Improvement Act of 1991 ("FDICIA") institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

                          Total     Tier 1              Under a
                          Risk-      Risk-    Tier 1    Capital
                          Based      Based   Leverage   Order or
                          Ratio      Ratio    Ratio    Directive
                         _______     ______   ______   __________
CAPITAL CATEGORY
Well capitalized          >10.0       >6.0     >5.0        No
Adequately capitalized    > 8.0       >4.0     >4.0*
Undercapitalized          < 8.0       <4.0     <4.0*
Significantly
  undercapitalized        < 6.0        <3.0    <3.0
Critically
  undercapitalized                             <2.0

*3.0 for those banks having the highest available regulatory rating.

    In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for capital, asset quality, management, earnings, liquidity or sensitivity to market risk. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

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

         Truth-In-Savings.  A separate subtitle within FDICIA,
         ________________
called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.

         Management believes that full implementation of FDICIA has had no material impact on liquidity, capital resources or reported results of operation. If FDIC insurance premiums assessments increase in the future, Management believes such future increase may have a material impact on future reported results of operations.

         Other.  From time to time, various types of federal and
         ______
state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

         Statistical Data.  The information required by this Item
         ________________
is incorporated by reference from pages 15 through 27 of the Registrant's 1997 Annual Report.

         Employees.  As of March 23, 1998, the Bank had 93 full-
         __________
time employees and 17 part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

ITEM 2.  PROPERTIES.
_______ ____________
    The Bank owns its main office, five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of the Bank's properties. In addition, the Bank leases office space for one branch office located in Manheim, Pennsylvania.

                 PROPERTIES OWNED BY THE BANK

Office and Address   Description of Property     Date Acquired
__________________   _______________________   ________________
Main Office              Main Bank Office              1911
101 East Main Street     Cut limestone and brick.
Mount Joy, PA  17552     1995 addition is concrete
                         over steel construction.
                         Containing approximately
                         a total of 22,251 sq. ft.
                         of space.

Main Office              AnnexWood frame
115 East Main Street     construction             September, 1992
Mount Joy, PA 17552      with aluminum siding.
                         Containing approximately
                         1,632 sq. ft. of space.

Maytown Branch Office    Branch Bank                  April, 1972
100 West High Street     Brick veneer, shingled roof
Maytown, PA  17550       with wood trusses.  Containing
                         approximately 4,960 sq. ft.
                         of space.


Hempfield Branch Office  Branch Bank                   June, 1979
190 Stony Battery Road   Brick with wood shingle roof.
Salunga, PA  17538       Containing approximately
                         4,619 sq. ft. of space.

Elizabethtown Branch     Branch Bank                January, 1988
Office                   Brick veneer, shingled roof
1275 South Market Street with wood trusses.
Elizabethtown PA 17022   Containing approximately
                         6,668 sq. ft. of space.

Motor Bank Branch Office Drive-up Bank Branch      November, 1972
21 North Barbara Street  Brick on frame.
Mount Joy, PA  17552     Containing approximately
                         445 sq. ft. of space.

Administration Services  Brick on concrete block  December, 1984
Center                   with wood and steel frame.
Bank Administration      Containing approximately
Building                 9,398 sq. ft. of space.
25 North Barbara Street
Mount Joy, PA  17552


Columbia Branch Office   Branch Bank                October, 1992
921 Lancaster Avenue     One story brick building
Columbia, PA  17512      containing approximately
                         2,257 sq. ft. of space.

                        PROPERTY LEASED BY THE BANK

Office and Address        Description of Property     Date Leased
_____________________    ________________________   _____________
Manheim Branch Office    Concrete block building   January, 1995
701 Lancaster Road       containing 4,266 sq. ft.
Manheim, PA 17545        of space of which approximately
                         2,600 sq. ft. of space is
                         currently used for banking
                         purposes.


    In management's opinion, the above properties are in good condition and are adequate for the Bank's purposes.

ITEM 3.   LEGAL PROCEEDINGS.
_______   __________________

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_______    ____________________________________________________

    None.
                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
_______   _________________________________________________
          STOCKHOLDER MATTERS.
          ____________________
    Market and dividend information required by this Item is incorporated by reference herein, from the inside front cover of the Registrant's 1997 Annual Report. The Registrant's common stock is traded on a very limited basis in the local over-the-counter market. Bid and asked information is not regularly quoted. Information concerning actual trades is included on the inside front cover of the Registrant's 1997 Annual Report. This information represents a limited amount of share transfer activity.

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

    Additional information required by this Item regarding dividend restrictions is incorporated by reference herein, from page 11 of the Registrant's 1997 Annual Report, which page is included in Exhibit 13, attached hereto.

    As of March 23, 1998, there were approximately 898 holders of record of the Registrant's common stock.

ITEM 6.    SELECTED FINANCIAL DATA.
_______    ________________________
    The information required by this Item is incorporated by reference herein, from page 16 of the Registrant's 1997 Annual
Report, which page is included in Exhibit 13, attached hereto.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
_______    _________________________________________________
           CONDITION AND RESULTS OF OPERATION.
           ___________________________________

    The information required by this Item is incorporated by reference herein, from pages 17 through 27 of the Registrant's
1997 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
_______    ____________________________________________________
           RISK.
           _____

    The information required by this Item is incorporated by reference herein, from pages 24 and 25 of the Registrant's 1997
Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_______   ____________________________________________

    The information required by this Item is incorporated by reference herein, from pages 2 through 15 of the Registrant's
1997 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
_______   _________________________________________________
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ____________________________________

    None.


                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
________   ___________________________________________________

    The information required by this Item is incorporated by reference herein, from pages 6 through 9 and pages 16 through 18 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

    Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Registrant believes that during the period January 1, 1997 through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.
________   ______________________

    The information required by this Item is incorporated by reference herein, from pages 9 through 13 of the Registrant's
Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
________   ____________________________________________________
           MANAGEMENT.
           ___________

    The information required by this Item is incorporated by reference herein, from pages 3 through 5 and pages 16 and 17 of the Registrant's Proxy Statement for its 1998 Annual Meeting of
Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_______    _______________________________________________

    The information required by this Item is incorporated by reference herein, from pages 15 and 16 of the Registrant's Proxy
Statement for its 1998 Annual Meeting of Shareholders.

                                PART IV
                                ________
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
________   _____________________________________________________
           ON FORM 8-K.
           ____________

            (a)  1.     Financial Statements.

                        The following financial statements are
                        included by reference in Part II, Item 8 hereof.

                        Independent Auditors' Report.
                        Consolidated Balance Sheets.
                        Consolidated Statements of Income
                        Consolidated Statements of Cash Flows
                        Consolidated Statements of Changes in
                        Stockholders' Equity
                        Notes to Consolidated Financial
                        Statements

                 2.     The financial statement schedules
                        required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

                 3.     The following Exhibits are filed
                        herewith, or incorporated by reference as a part of this Report:

                        3(i)  Registrant's Amended Articles of
                              Incorporation. (Incorporated by
                              reference to Exhibit 3(i) to
                              Registrant's Registration
                              Statement No. 333-27837
                              on Form S-8, filed with the
                              Commission on May 27, 1997.)

                       3(ii)  Registrant's Amended By-laws.
                              (Incorporated by reference to
                              Exhibit 3(ii) to Registrant's
                              Registration Statement No. 333-
                              27837 on Form S-8, filed with
                              the Commission on May 27, 1997.)

                        10.1  Executive Employment Agreement
                              dated as of January 27, 1994,
                              between William E. Eby and
                              Union National Financial
                              Corporation, and addenda thereto.

                        10.2  Union National Financial
                              Corporation 1988 Stock Incentive
                              Plan. (Incorporated by Reference
                              to Registrant's Registration
                              Statement No. 333-27837 on Form
                              S-8, filed with the Commission
                              on May 27, 1997.)

                        10.3  Union National Financial
                              Corporation 1997 Stock
                              Incentive Plan.  (Incorporated
                              by Reference to Registrant's
                              Registration Statement No. 333-
                              27837 on Form S-8, filed with
                              the Commission on May 27, 1997.)

                          11  Statement re: Computation of
                              Earnings Per Share.
                              (Incorporated by Reference to
                              the inside cover page of
                              Registrant's 1997 Annual Report,
                              which is included herein at
                              Exhibit 13.)

                          12  Statement re:  Computation of
                              Ratios. (Incorporated by
                              Reference to page 16 of
                              Registrant's 1997 Annual Report,
                              which is included herein at
                              Exhibit 13.)

                          13  Excerpts from Registrant's 1997
                              Annual Report to Shareholders.


                          21  Subsidiaries of the Registrant.

                          23  Consent of Independent Auditors.

                          27  Financial Data Schedule.

            (b)  No Current Report on Form 8-K was filed by the
                 Registrant during the fourth quarter of the 1997 fiscal year.

            (c) The exhibits required to be filed by this Item are listed under Item 14(a)3, above.

            (d)  NOT APPLICABLE.

                           SIGNATURES
                           ____________
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNION NATIONAL FINANCIAL CORPORATION
                              ____________________________________
                                             (Registrant)


                          By  /s/ William E. Eby
                              ____________________________
                              William E. Eby, President
                              and Chief Executive Officer

                              Date:    March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               DATE
                                               ____

By   /s/ Donald H. Wolgemuth              March 26, 1998
     ________________________
     Donald H. Wolgemuth
     Chairman of the Board of Directors
     and Director

By   /s/ William E. Eby                   March 26, 1998
     ________________________
     William E. Eby
     President, Chief Executive Officer and
     Director (principal executive officer)

By   /s/ Clement M. Hoober                March 26, 1998

     ________________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)

By   /s/ Franklin R. Eichler              March 26, 1998
     ________________________
     Franklin R. Eichler, Director

By   /s/ E. Ralph Garber                  March 26, 1998
     ________________________
     E. Ralph Garber, Director

By   /s/ Mark D. Gainer                   March 26, 1998
     ________________________
     Mark D. Gainer, Director and
     Vice President

By   /s/ Daniel C. Gohn                   March 26, 1998
     ________________________
     Daniel C. Gohn, Director

By   /s/ Carl R. Hallgren                 March 26, 1998
     ________________________
     Carl R. Hallgren, Director

By   /s/ David G. Heisey                  March 26, 1998
     ________________________
     David G. Heisey, Director

By   /s/ William D. Linkous               March 26, 1998
     ________________________
     William D. Linkous, Director

By   /s/ Daniel H. Raffensperger          March 26, 1998
     ________________________
     Daniel H. Raffensperger, Director

By   /s/ Benjamin W. Piersol, Jr.         March 26, 1998
     ________________________
     Benjamin W. Piersol, Jr., Director

                            EXHIBIT INDEX




                                             Sequential Page
 Exhibit                                                 Number in Manually
 Number                                                    Signed Original
 ______                                                 ______________________
  3(i)   Registrant's Amended Articles of Incorporation.
         (Incorporated by reference to Exhibit 3(i)
         to Registrant's Registration Statement No. 333-27837
         on Form S-8, filed with the Commission on
         May 27, 1997.)

  3(ii)  Registrant's Amended By-laws.
         (Incorporated by reference to Exhibit 3(ii) to Registrant's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

  10.1   Executive Employment Agreement dated as of
         January 27, 1994, between William E. Eby and
         Union National Financial Corporation, and addenda thereto.

  10.2   Union National Financial Corporation 1988 Stock
         Incentive Plan. (Incorporated by Reference to
         Registrant's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

  10.3   Union National Financial Corporation 1997 Stock
         Incentive Plan.  (Incorporated by Reference to
         Registrant's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

  11     Statement re: Computation of Earnings Per Share.
         (Incorporated by Reference to the inside cover page of Registrant's 1997 Annual Report, which is included herein at Exhibit 13.)

  12     Statement re:  Computation of Ratios.
         (Incorporated by Reference to page 16 of Registrant's 1997 Annual Report, which is included herein at Exhibit 13.)


  13     Excerpts from Registrant's 1997 Annual
         Report to Shareholders.

  21     Subsidiaries of the Registrant.

  23     Consent of Independent Auditors.

  27     Financial Data Schedule.
