Form 10-Q
period 1998-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 1998-05-12
CIK 874482

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          March 31, 1998
                                _________________________________
                               OR

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
     2,409,618    shares of $.25 (par) common stock were
_________________
outstanding as of   April 30, 1998.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page
                                                              #
                                                            ____
PART I    - FINANCIAL INFORMATION:
            ______________________
          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations             5-13


PART II   - OTHER INFORMATION                                14
            _________________
Signature Page                                               15

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 3/31/98      12/31/97
                                           ______________________

ASSETS

Cash and Due from Banks                     $5,379        $6,490
Federal Funds Sold                             800         2,835
Investment Securities Held to Maturity
(Market Value - 1998-$19,386;1997-$18,943)  19,060        18,870
Investment Securities Available for Sale    50,545        45,867
Loans(Net of Unearned Income)              156,612       152,699
Less: Allowance for Loan Losses             (1,618)       (1,593)
                                           ______________________
     Total Net Loans                       154,994       151,106

Premises and Equipment - Net                 5,324         5,415
Accrued Interest Receivable                  1,600         1,446
Deferred Income Taxes                          139           154
Investment in Limited Partnerships             925           941
Other Assets                                   440           119
                                           ______________________
    TOTAL ASSETS                          $239,206      $233,243
                                          ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $19,323       $18,463
 Interest-Bearing                          167,521       161,672
                                          ______________________
    Total Deposits                         186,844       180,135

Short-Term Borrowing                           411           900
Long-Term Debt                              27,998        27,329
Accrued Interest Payable                     1,122         1,008
Other Liabilities                              416           115
                                          ______________________
     TOTAL LIABILITIES                     216,791       209,487

STOCKHOLDERS' EQUITY*
Common Stock (Par Value $.25)                  628           627
  Shares: Authorized - 20,000,000; Issued -
  2,512,108 in 1998 (2,509,327 in 1997)
  Outstanding - 2,409,618 in 1998 (2,487,175
  in 1997)
Surplus                                      4,878         4,815
Retained Earnings                           18,864        18,461
Unrealized gain/(loss) on securities
  available for sale, net of tax               315           295
Less: Treasury Stock - at cost
 (102,490 shares in 1998 and 22,152 shares
  in 1997)                                  (2,270)         (442)
                                           ______________________

      TOTAL STOCKHOLDERS' EQUITY            22,415        23,756
                                           ______________________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $239,206      $233,243
                                           ======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended June 30,
                                 _______________________________
(In Thousands, except Per Share Data)          1998       1997
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $3,363       $2,908
Investment Securities:
  Taxable                                       706          639
  Exempt from Federal Taxes                     236          212
Deposits in Banks                                 0            0
Federal Funds Sold                               51           45
                                          ______________________
  Total Interest Income                       4,356        3,804
INTEREST EXPENSE
Deposits                                      1,700        1,495
Short-Term Borrowing                              7           42
Long-Term Debt                                  389          207
                                          ______________________
  Total Interest Expense                      2,096        1,744
                                           ______________________
  Net Interest Income                         2,260        2,060
PROVISION for LOAN LOSSES                        99           11
                                          ______________________
Net Interest Income after Provision
for Loan Losses                               2,161        2,049

OTHER OPERATING INCOME
Trust Income                                     34           30
Service Charges on Deposit Accounts              96           83
Other Service Charges, Commissions, Fees        106           78
Other Income                                     50           46
                                           _____________________
   Total Other Operating Income                 286          237
OTHER OPERATING EXPENSES

Salaries and Wages                              743          672
Retirement Plan and Other Employee Benefits     158          225
Net Occupancy Expense                           131          173
Furniture and Equipment Expense                  93           88
FDIC Insurance Assessment                         5            4
Other Operating Expenses                        496          418
                                          ______________________
    Total Other Operating Expenses            1,626        1,580
                                          ______________________
    Income before Income Taxes                  821          706
PROVISION for INCOME TAXES                      169          139
                                          ______________________
    NET INCOME for PERIOD                      $652         $567
                                           ======================


PER SHARE INFORMATION
 Net Income for Period (Basic and Assuming
    Dilution)                                 $0.27        $0.23
 Cash Dividends                              $0.100       $0.086

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME* (UNAUDITED)

Net Income for Period                          $652         $567
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains/(Losses) on
   Investment Securities Arising during
   Period                                        21         (124)
                                          ______________________
     COMPREHENSIVE INCOME for PERIOD           $673         $443
                                          ======================
* This Statement is required by Statement No. 130, "Reporting
Comprehensive Income," as issued by the Financial Accounting
Standards Board.  This Statement reflects net income as adjusted for changes in stockholders' equity that result from changes in the Corporation's unrealized gains and losses on its investment securities available for sale.  Changes in the interest rate environment and other factors result in fluctuations in the value of investment securities available for sale.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                    _____________________________
         (In Thousands)                        1998         1997
                                    _____________________________

CASH FLOWS from OPERATING ACTIVITIES
Net Income                                      $652        $567
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciating and Amortization                118         127
    Provision for Loan Losses                     99          11
    Provision for Deferred Income Taxes            5           5
    (Increase)/Decrease in Accrued
    Interest Receivable                         (155)       (128)
     (Increase)/Decrease in Other Assets        (313)       (102)
    Increase/(Decrease) in Other Liabilities     415         238
                                          _______________________
    Net Cash Provided by Operating Activities    821         718
CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in Federal Funds Sold  2,035       2,865
Proceeds from Maturities of
 Available for Sale Securities                 9,139       2,467
Proceeds from Maturities of
 Held to Maturity Securities                     508       1,110
Purchases of Available for Sale Securities   (13,786)    (10,782)
Purchases of Held to Maturity Securities        (698)       (728)
Loans Made to Customers, Net of
 Principal Collected on Loans                 (3,986)     (2,855)
Purchases of Property and Equipment              (19)        (40)
                                          _______________________
    Net Cash (Used in)Investing Activities    (6,807)     (7,963)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                          4,015        (689)
Net Increase/(Decrease) in Certificates
 of Deposits                                   2,694       1,936
Net Increase/(Decrease) in Short-Term
 Borrowing                                      (489)     (2,325)
Proceeds from Issuance of Long-Term Debt         809       9,815
Payment of Long-Term Debt                       (140)          0
Acquisition of Treasury Stock                 (1,829)        (51)
Issuance of Treasury Stock                        64          32
Cash Dividends Paid                             (249)       (213)
                                          _______________________
   Net Cash Provided by (Used in)
   Financing Activities                        4,875       8,505
                                          _______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                         (1,111)      1,260
CASH and CASH EQUIVALENTS -
  Beginning of Period                          6,490       6,073
                                         _______________________
CASH and CASH EQUIVALENTS - End of Period     $5,379      $7,333
                                          =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositors                  $1,596      $1,471
 Interest Paid - Other                           386         211
 Income Taxes                                      0           0

The accompanying notes are an integral part of the consolidated financial statements.

              UNION NATIONAL FINANCIAL CORPORATION
                     MOUNT JOY, PENNSYLVANIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the latest period. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation.

2. These statements should be read in conjunction with notes to the financial statements contained in the 1997 Annual Report to Stockholders.

3. Management considers the allowance for loan losses (reserve) to be adequate at this time.

4. All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding used was approximately 2,445,699 and 2,492,515 for the three month period ended March 31, 1998 and 1997, respectively.

5. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of March 31, 1998, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.27. No options have been exercised as of March 31, 1998 under this plan. As of March 31, 1998, options to purchase 15,000 have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.60. As of March 31, 1998, 816 options have been exercised under the plan.

6.   The results of operations for the three month period ended
     March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

7.   Certain reclassifications have been made to the 1998
     consolidated financial statements to conform with the 1997 presentation.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Union National Community Bank (the
Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Such financial condition and results of operations are not intended to be indicative of future performance. This discussion should be read in conjunction with the 1997 Annual Report.

In addition to historical information, this 10-Q Report for the three months ended March 31, 1998 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________
Overview

Consolidated net income for the three months ended March 31, 1998 was $652,000, an increase of 15.0%, as compared to the consolidated net income of $567,000 for the same period in 1997.

On a per share basis, net income for the three months ended March
31, 1998 was $.27, an increase of 17.4%, as compared to $.23 for the same period in 1997.

Results of operations for the three months ended March 31, 1998 as compared to the same period in 1997 were impacted by the following items: (1) Net income increased due to a 17.3% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in deposits and by additions to average borrowings; (2) net income decreased due to the narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on certificates of deposit and long-term debt; (3) net income decreased due to a 2.9% increase in other operating expenses; (4) net income increased due to a 20.7% increase in other operating income; and (5) net income was decreased due to an increase in the provision for loan losses. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROAA), was 1.13% on an annualized basis for the three months ended March 31, 1998, as compared to 1.12% for the same period in 1997. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROAE), was 11.4% on an annualized basis for the three months ended March 31, 1998, as compared to 10.2% for the same period in 1997.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1998. Management expects the growth in deposits for 1998 to be comparable to its historic growth rates of deposits. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include a broad based sales training program for staff to enhance the Bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the Bank's Market Area). Other actions include the strategic promotion of the Bank's retail offices in light of continued consolidation of financial institutions in the Bank's Market Area and the promotion of intermediate-term certificates of deposit. As a result of the above described efforts, the Bank's certificate of deposit portfolio under $100,000 increased by $3,800,000 and the Bank's checking and savings deposits increased by $3,600,000 for the three months ended March 31, 1998. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth to continue in 1998 for the following reasons: (1) lending rates are at generally affordable rates for prospective borrowers; (2) implementation of a broad based sales training program for staff; (3) further product development and promotion of the Bank's consumer and home equity lines of credit; (4) economic stability of the Bank's Market Area as discussed later in this section; and (5) continued population growth in the Bank's Market Area.

It is anticipated that economic activity in the Bank's Market Area during 1998 appears favorable due to the availability of generally low lending rates and continued construction activity. The overall effects of current and past economic conditions as well as other factors can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Credit Risk and Loan Quality.

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended March 31, 1998 increased by $219,000, or 10.0%, over the same period in 1997. Commercial, residential, and consumer average loan growth of $22,787,000 and average investment security growth of $5,485,000 were funded by the growth in average deposits of $17,502,000 and by the growth in average borrowings of $10,337,000. The additional borrowings represented fixed-rate and variable-rate advances. Average earning assets increased in the amount of $28,579,000 in the aggregate over the same period in 1997. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $316,000.

The overall interest rate on the average total earning assets decreased to 8.19% for the current period, as compared to 8.22% for the same period of last year, due to the refinancing of higher interest rate loans to lower interest rates. More significantly, the overall interest rate on the average interest-bearing liabilities increased to 4.49% for the current period, as compared to 4.31% for the same period of last year, due to the change in the mix of interest-bearing liabilities in the form of additional long-term debt and additional funds in higher paying money market accounts. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $97,000 for the current period over the same period in 1997. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for the remainder of 1998.

In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of March 31, 1998, the Bank has received long-term advances of $27,948,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.69% with maturities ranging from June 1998 to December 2007.

For the remainder of 1998, Management currently expects its net interest margin to further narrow as compared to the same period of last year due to an increase in the weighted average interest rates on interest-bearing liabilities. This is a result of increased balances of liabilities in the form of long-term debt and funds in money market accounts that are paying higher interest rates. In contrast, the growth in the earning assets during 1997 and the first three months of 1998 is currently expected to increase the net interest margin for the remaining months of 1998 over the same period of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 1998, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. Based on the Bank's current model and estimates as of March 31, 1998, the factors discussed above will have a net positive impact to the net interest margin for the remaining months of 1998, as compared to the same period in 1997. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $99,000 and $11,000 for the three months ended March 31, 1998 and 1997, respectively. Net charge-offs for the three months ended March 31, 1998 amounted to $74,000 as compared to $7,000 for the same period in 1997. The increase in the provision over the same period of last year is a result of the additional net charge-offs. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the three months ended March 31, 1998 was $286,000, representing an increase of $49,000, or 20.7%, over the same period in 1997. Contributing to this increase were additional earnings resulting from an increase in ATM and card usage fees including ATM surcharges, from an increase in insufficient funds charges, and from the new debit card interchange fee income. Currently, the Bank assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended
March 31, 1998 increased by $46,000, or 2.9%, over the same period in 1997.

Employee salaries and wages increased by $71,000, or 10.6%, over the same period in 1997. This increase was essentially due to annual merit and cost of living increases and a new staff position for a retail office manager. Related fringe benefits decreased by $67,000, or 29.8%, from the same period in 1997. The decrease is essentially due to a reduction in the Bank's profit-sharing plan expense.

Occupancy, furniture and equipment expenses for the three months ended March 31, 1998 decreased by $37,000, or 14.2%, from the same period in 1997. This decrease was primarily due to a decrease in other real estate expense in the amount of $31,000 from the same period in 1997.

Other operating expenses for the three months ended March 31, 1998, increased by $78,000, or 18.7%, over the same period in 1997. Contributing factors to the increase in other operating expenses as compared to the same period in 1997 included the following: (1) an increase in professional and consulting fees in the amount of $30,000; and (2) an increase in ATM transaction and clearing costs in the amount of $13,000. The increase in professional and consulting fees included consulting fees for a broad based sales training program for staff, legal costs for employee benefit matters, and legal costs for certain loan collection services.

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue including interfaces with external sources. The Corporation is utilizing both internal and external resources to correct or modify and test the systems for Year 2000 compliance. It is currently expected that all modifications will be completed by December 31, 1998, allowing adequate time for testing. All significant computer software utilized by the Corporation is supplied by outside vendors. These vendors have confirmed either that the software is currently Year 2000 compliant or that plans for modification will be made available to the Corporation no later than December 31, 1998. In addition, the costs of converting these programs are largely included in the annual maintenance costs expensed by the Corporation. The Corporation currently expects that the Year 2000 issue will not pose significant operational problems for the Corporation's computer systems after modification and conversion during 1998. Significant testing for compliance is currently expected to be completed in 1998. The total cost of the project is currently estimated to have an immaterial impact to the Corporation's financial position and results of operations for 1998 and 1999.

Currently, the Bank has plans to communicate with all material customers during the second quarter of 1998. Material customers include significant commercial borrowers that would pose a credit risk to the Bank and significant commercial depositors that would pose a liquidity risk to the Bank, if they are not Year 2000 compliant and their businesses are disrupted. Responses from material customers will be evaluated accordingly.

Income Taxes

The Corporation's income tax expense increased by $30,000 for the three months ended March 31, 1998 to $169,000 from $139,000 for the same period in 1997. The effective tax rate was 20.6% and 19.7% for the three months ended March 31, 1998 and 1997, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes. Currently, the effective tax rate of the Corporation for the remaining months of 1997 is expected to be more than the effective tax rate in 1996 due to the expected change in the nature and amount of the tax credits from the Corporation's investment in limited partnerships.

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

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The holding company structure, under such a proposal, would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions.

Since the Deposit Insurance Funds Act of 1996 was enacted, it is anticipated that changes in the FDIC assessment rate will immaterially impact the results of operations, net of income taxes, for the remainder of 1998. However, future changes in deposit premiums may impact the results of operations.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have a negative impact on the Corporation's results of operations.

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

As the Year 2000 approaches, regulation of the Corporation and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/or the Bank follows.

In December 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications, which are applications vital to the successful continuance of a core business activity.

The OCC recently issued an advisory indicating that Year 2000 preparedness will be factored into reviews of de novo charters, conversions, business combinations and establishment of federal branches and agencies as well as hardware and software systems integrations issues related to business combinations.


Changes in Accounting Standards
________________________________
In 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and Statement No. 127, an amendment to SFAS No. 125. All provisions of these Statements have become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. The provisions are to be applied prospectively. These Statements provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowing. The accounting approach is called the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Corporation has adopted the provisions of these Statements when they became applicable. There has been no incidence of coverage under SFAS No. 125 and No. 127 since adoption.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement has been adopted by the Corporation as of January 1, 1998 with interim comparative financial reporting effective in 1999. The impact of this Statement on the Corporation will be to require additional disclosures in the Corporation's annual financial statements for 1998 and interim reports for 1999.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, (SFAS No. 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for these plans to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets, and eliminates certain previously required disclosures. This Statement has been adopted by the Corporation as of January 1, 1998. The impact of this Statement on the Corporation will be to require additional disclosures in the Corporation's annual financial statements for 1998.


Credit Risk and Loan Quality
____________________________
Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,992,000 to comply with their respective repayment terms. This amount represents an increase over the amount of $2,705,000 at December 31, 1997. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management expects that a portion of these loans will be classified as nonperforming in 1998.


SUPPORTING SCHEDULES


Schedule of Nonperforming Assets
________________________________
                                   March 31,      December 31,
      (In Thousands)                 1998             1997
                                  ___________     ____________

Nonaccruing Loans                    $ 25             $ 94
Accrual Loans - 90 days or more
 past due                             460              612
Restructured Accrual Loans              0                0
Other Real Estate Owned               100                0
                                    ______           ______
   Total Nonperforming Assets       $ 585            $ 706
                                    ======           ======
   Nonperforming Assets
   as a % of Net Loans                0.4%             0.5%
                                    ======           ======
   Allowance for Loan Losses
   as a % of Nonperforming Loans      334%             226%
                                    ======           ======

Analysis of Allowance for Loan Losses
_____________________________________
                                     Three Months Ended March 31,
                                    ____________________________
           (In Thousands)                    1998        1997
                                          ________      ________
Average Total Loans Outstanding
   (Less Unearned Income)                  $154,550     $131,763
                                           ========      ========

Allowance for Loan Losses,
   Beginning of Period                       $1,593       $1,371
Loans Charged-off During Period                  80           15
Recoveries of Loans Previously
   Charged-off                                    6            8
                                           ________      ________
   Net Loans Charged-off                         74            7
Addition to Provision for Loan Losses
   Charged to Operations                         99           11

                                          _________      _______
Allowance for Loan Losses,
   End of Period                             $1,618       $1,375
                                           ========      ========


Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.19%        0.02%
                                            ========     ========
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.03%        1.03%
                                            ========     ========

At March 31, 1998, total nonperforming assets amounted to $585,000, or .4% of total net loans, from a level of $706,000, or
 .5%, at December 31, 1997. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .7%.

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

The allowance for loan losses increased by $25,000 for the three months ended March 31, 1998, and the ratio of the allowance for loan losses to net loans was 1.03% at March 31, 1998, as compared to 1.04% at December 31, 1997. The increase in the allowance for loan losses for the three month period was due to an increase in loans outstanding amounting to $3,913,000 for the three month period. Management believes based on information currently available that the current allowance for loan losses of $1,618,000 is adequate to meet potential loan losses.


Liquidity
_________
The Corporation's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are as follows: maturing investment securities, which include overnight investments in federal funds sold; overnight correspondent bank borrowing on various credit lines; payments on loans and mortgage-backed securities; and a growing core deposit base, primarily certificates of deposit. Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the Bank's minimum defined level. There are no known trends, or any known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $7,707,000 and a maximum available funding capacity of up to $77,073,000. In order to provide funding for the Bank's loans and investments, the Bank has outstanding borrowing from the FHLB of $27,948,000 and $22,161,000 at March 31, 1998 and 1997, respectively.


Market Risk - Interest Rate Risk
________________________________
As a financial institution, the Corporation's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Bank's assets and liabilities. Virtually all of the Corporation's interest-sensitive assets and liabilities are held by the Bank, and therefore, interest rate risk management procedures are performed by the Bank. The nature of the Bank's current operations is such that the Bank is not subject to foreign currency exchange or commodity price risk. The Corporation does not own any trading assets. The Corporation has not entered into any hedging transactions such as interest rate floors, caps, and swaps.

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the Bank's Board of Directors. The Bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. The Bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

In an effort to assess market risk, the Bank utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the Bank's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the Bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve month period. As a result of the simulation model, it is currently anticipated that a hypothetical two percent general rise or decline in prevailing market interest rates over a one-year period will have an immaterial impact to the Bank's net interest income over the next twelve months. The computations do not contemplate any actions Management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The Bank managed its interest rate risk position for the three months ended March 31, 1998 by the following: (1) paying higher rates on intermediate term certificates in order to manage the average remaining term on certificates of deposit below $100,000;
(2) marketing its floating rate home equity line of credit (outstanding balances increased by $1,053,000 for the period);
(3) additions to or by repositioning of its investment security portfolio into floating, short- or long-term securities; (4) utilization of seven- and ten-year balloon mortgages (outstanding balances increased by $690,000 for the period); (5) increasing its extensions of adjustable and floating rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $895,000 for the period); (6) managing and expanding the Bank's core deposit base; and (7) additions to or restructuring of adjustable- and fixed-rate advances from the FHLB. The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity

The Corporation maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of the Corporation for the remaining months of 1998, except as discussed below concerning the Corporation's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On February 5, 1998, the Corporation announced that the Board of Directors had authorized and approved a plan to purchase up to 100,000 shares of the Corporation's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of the Corporation and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of March 31, 1998, a total of 79,571 shares of common stock were repurchased under this plan at a cost of $1,810,772. This amount was funded by dividends from the Corporation's wholly-owned subsidiary, Union

National Community Bank. The Bank paid the dividends from its current cash flow and available retained earnings. The Bank remains well capitalized after payment of the dividends as defined below.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31, 1998, as compared to the Bank's current risk-based capital ratio of 15.11%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt corrective action by the federal banking agencies. As of December 31, 1997, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category. The Bank maintains the following leverage and risk-based capital ratios:

      (In Thousands)                    March 31,   December 31,
                                            1998          1997
                                       ___________  _____________
Tier I - Total Stockholders' Equity      $ 21,035      $ 22,358
Tier II - Allowance for Loan Losses         1,618         1,593
                                       ___________  _____________
   Total Qualifying Capital              $ 22,653      $ 23,951
                                       ===========  =============
 Risk-adjusted On-balance-sheet Assets   $140,608      $137,256
Risk-adjusted Off-balance-sheet Exposure    9,297         8,352
                                       ___________  _____________
   Total Risk-adjusted Assets            $149,905      $145,608
                                       ===========  =============
Actual Capital Ratio:
Tier I Capital to Average Total Assets       9.13%         9.95%
Minimum Required                             4.00%         4.00%

To Be Well Capitalized Under Prompt
  Corrective Action Provisions               5.00%         5.00%

Risk-based Capital Ratios:

Tier I Capital Ratio - Actual               14.03%        15.35%
Minimum Required                             4.00%         4.00%

To Be Well Capitalized Under Prompt
  Corrective Action Provisions               6.00%         6.00%

Total Capital Ratio - Actual                15.11%        16.45%
Minimum Required                             8.00%         8.00%

To Be Well Capitalized Under Prompt
  Corrective Action Provisions              10.00%        10.00%

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 10,661      $ 12,302
                                        =========== =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment Plan. As of March 31, 1998, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan at an exercise price of $23.27. No options have been exercised as of March 31, 1998 under this plan. As of March 31, 1998, options to purchase 15,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.60. As of March 31, 1998, 816 options have been exercised under this plan.

Part II - Other Information:

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Union National Community Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
         Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

        (a) Exhibits - The following exhibit is being filed as part of this Report: (see also Item 6(b)).

            Exhibit No. 27 - Financial Data Schedule as of March
                             31, 1998.

         (b) Reports on Form 8-K -

             The Corporation filed a Form 8-K via EDGAR dated
             February 17, 1998. It contained a comprehensive electronic filing of one exhibit as follows:

             Exhibit No. 99 - Press release of registrant dated
                              February 5, 1998 announcing a stock
                              repurchase program and wholly-owned
                              subsidiary name change.

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

                                   Date: May 7, 1998



                                By:/s/ Clement M. Hoober

                                   ______________________________

                                   Clement M. Hoober,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


                                   Date: May 7, 1998