Form 10-Q
period 1998-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1998-08-12
CIK 874482

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          June 30, 1998
                                _________________________________
                               OR

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
     2,412,316    shares of $.25 (par) common stock were
_________________
outstanding as of   July 31, 1998.
                   ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page
                                                              #
                                                            ____
PART I    - FINANCIAL INFORMATION:
            ______________________
          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations             5-15

PART II   - OTHER INFORMATION                                16
            _________________
Signature Page                                               17

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 6/30/98      12/31/97
                                           ______________________

ASSETS

Cash and Due from Banks                     $5,242        $6,490
Federal Funds Sold                           1,790         2,835
Investment Securities Held to Maturity
(Market Value - 1998-$20,754;1997-$18,943)  20,432        18,870
Investment Securities Available for Sale    42,876        45,867
Loans(Net of Unearned Income)              165,581       152,699
Less: Allowance for Loan Losses             (1,709)       (1,593)
                                           ______________________
     Total Net Loans                       163,872       151,106

Premises and Equipment - Net                 5,224         5,415
Accrued Interest Receivable                  1,457         1,446
Deferred Income Taxes                          154           154
Investment in Limited Partnerships             908           941
Other Assets                                   205           119
                                           ______________________
    TOTAL ASSETS                          $242,160      $233,243
                                          ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $18,914       $18,463
 Interest-Bearing                          169,974       161,672
                                          ______________________
    Total Deposits                         188,888       180,135

Short-Term Borrowing                           900           900
Long-Term Debt                              27,998        27,329
Accrued Interest Payable                     1,061         1,008
Other Liabilities                              395           115
                                          ______________________
     TOTAL LIABILITIES                     219,242       209,487

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25)                  629           627
  Shares: Authorized - 20,000,000; Issued -
  2,514,819 in 1998 (2,509,327 in 1997)
  Outstanding - 2,412,319 in 1998 (2,487,175
  in 1997)
Surplus                                      4,940         4,815
Retained Earnings                           19,289        18,461
Unrealized gain/(loss) on securities
  available for sale, net of tax               331           295
Less: Treasury Stock - at cost
 (102,500 shares in 1998 and 22,152 shares
  in 1997)                                  (2,271)         (442)
                                           ______________________

      TOTAL STOCKHOLDERS' EQUITY            22,918        23,756
                                           ______________________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $242,160      $233,243
                                           ======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended June 30,
                                 _______________________________
(In Thousands, except Per Share Data)          1998       1997
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $3,484       $3,063
Investment Securities:
  Taxable                                       710          677
  Exempt from Federal Taxes                     242          200
Deposits in Banks                                 0            1
Federal Funds Sold                               37           54
                                          ______________________
  Total Interest Income                       4,473        3,995
INTEREST EXPENSE
Deposits                                      1,749        1,527
Short-Term Borrowing                              5           24
Long-Term Debt                                  397          270
                                          ______________________
  Total Interest Expense                      2,151        1,821
                                           ______________________
  Net Interest Income                         2,322        2,174
PROVISION for LOAN LOSSES                       130          101
                                          ______________________
Net Interest Income after Provision
for Loan Losses                               2,192        2,073

OTHER OPERATING INCOME
Trust Income                                     34           30
Service Charges on Deposit Accounts             114           89
Other Service Charges, Commissions, Fees        117           87
Investment Securities Gains (Losses)             (7)           4
Other Income                                      8            8
                                            _____________________
    Total Other Operating Income                266          218
OTHER OPERATING EXPENSES

Salaries and Wages                              728          682
Retirement Plan and Other Employee Benefits     153          214
Net Occupancy Expense                           149          134
Furniture and Equipment Expense                 108          113
FDIC Insurance Assessment                         5            5
Other Operating Expenses                        460          430
                                          ______________________
    Total Other Operating Expenses            1,603        1,578
                                          ______________________
    Income before Income Taxes                  855          713
PROVISION for INCOME TAXES                      178          144
                                          ______________________
    NET INCOME for PERIOD                      $677         $569
                                           ======================


PER SHARE INFORMATION
 Net Income for Period (Basic and Assuming
    Dilution)                                 $0.28        $0.23
 Cash Dividends                              $0.105       $0.086

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME* (UNAUDITED)

Net Income for Period                          $677         $569
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains/(Losses) on
   Investment Securities Arising during
   Period                                        12          215
Reclassification adjustment for (gains)
   losses included in Net Income                  4           (2)
                                          ______________________
   Other Comprehensive Income (Loss)             16          213
                                          ______________________
     COMPREHENSIVE INCOME for PERIOD           $693         $782
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

The accompanying notes are an integral part of the consolidated financial statements.

                                    Six Months Ended June 30,
                                 _______________________________
(In Thousands, except Per Share Data)          1998       1997
                                  _______________________________

INTEREST INCOME
Interest and Fees on Loans                   $6,846       $5,971
Investment Securities:
  Taxable                                     1,416        1,316
Exempt from Federal Taxes                       478          411
Deposits in Banks                                 1            2
Federal Funds Sold                               88           99
                                          ______________________
  Total Interest Income                       8,829        7,799
INTEREST EXPENSE
Deposits                                      3,449        3,021
Short-Term Borrowing                             12           66
Long-Term Debt                                  786          477
                                          ______________________
  Total Interest Expense                      4,247        3,564
                                           ______________________
  Net Interest Income                         4,582        4,235
PROVISION for LOAN LOSSES                       229          112
                                          ______________________
Net Interest Income after Provision
for Loan Losses                               4,353        4,123

OTHER OPERATING INCOME
Trust Income                                     68           60
Service Charges on Deposit Accounts             210          172
Other Service Charges, Commissions, Fees        223          165
Investment Securities Gains (Losses)             (7)           4
Other Income                                     59           54
                                            _____________________
    Total Other Operating Income                553          455
OTHER OPERATING EXPENSES

Salaries and Wages                            1,470        1,355
Retirement Plan and Other Employee Benefits     311          440
Net Occupancy Expense                           280          307
Furniture and Equipment Expense                 201          201
FDIC Insurance Assessment                        11           10
Other Operating Expenses                        956          848
                                          ______________________
    Total Other Operating Expenses            3,229        3,161
                                          ______________________
    Income before Income Taxes                1,677        1,417
PROVISION for INCOME TAXES                      347          282
                                          ______________________
    NET INCOME for PERIOD                    $1,330       $1,135
                                           ======================


PER SHARE INFORMATION
 Net Income for Period (Basic and Assuming
    Dilution)                                 $0.55        $0.46
 Cash Dividends                              $0.205       $0.171

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME* (UNAUDITED)

Net Income for Period                        $1,330       $1,135
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains/(Losses) on
   Investment Securities Arising during
   Period                                        32           92
Reclassification adjustment for (gains)
   losses included in Net Income                  4           (2)
                                          ______________________
   Other Comprehensive Income (Loss)             36           90
                                          ______________________
     COMPREHENSIVE INCOME for PERIOD         $1,366       $1,225
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

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Six Months Ended June 30,
                                    _____________________________
         (In Thousands)                        1998         1997
                                    _____________________________

CASH FLOWS from OPERATING ACTIVITIES
Net Income                                    $1,330      $1,135
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciating and Amortization                236         254
    Provision for Loan Losses                    229         112
    Investment Securities (Gains)/Losses           7          (4)
    Provision for Deferred Income Taxes          (19)         14
    (Increase)/Decrease in Accrued
    Interest Receivable                          (11)       (123)
     (Increase)/Decrease in Other Assets         (69)        (25)
    Increase/(Decrease) in Other Liabilities     332         272
                                          _______________________
    Net Cash Provided by Operating Activities  2,035       1,635
CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in Federal Funds Sold  1,045       1,800
Proceed of Sales of Available for Sale
 Securities                                    4,936       3,801
Proceeds from Maturities of
 Available for Sale Securities                20,423       9,803
Proceeds from Maturities of
 Held to Maturity Securities                     669       1,823
Purchases of Available for Sale Securities   (22,320)    (15,005)
Purchases of Held to Maturity Securities      (2,231)     (1,323)
Loans Made to Customers, Net of
 Principal Collected on Loans                (12,994)     (9,950)
Purchases of Property and Equipment              (29)        (70)
                                          _______________________
    Net Cash (Used in)Investing Activities   (10,501)     (9,121)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                          3,320       1,565
Net Increase/(Decrease) in Certificates
 of Deposits                                   5,434       3,412
Net Increase/(Decrease) in Short-Term
 Borrowing                                         0      (2,089)
Proceeds from Issuance of Long-Term Debt         809       5,675
Payment of Long-Term Debt                       (140)          0
Acquisition of Treasury Stock                 (1,829)       (121)
Issuance of Treasury Stock                       126          68
Cash Dividends Paid                             (502)       (429)
                                          _______________________
   Net Cash Provided by (Used in)
   Financing Activities                        7,218       8,081
                                          _______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                         (1,248)        595
CASH and CASH EQUIVALENTS -
  Beginning of Period                          6,490       6,073
                                         _______________________
CASH and CASH EQUIVALENTS - End of Period     $5,242      $6,668
                                          =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositors                  $3,402      $2,959
 Interest Paid - Other                           792         520
 Income Taxes                                    320         275

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

4. All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding used was approximately 2,411,296 and 2,490,275 for the three month period ended June 30, 1998 and 1997, respectively and 2,428,403 and 2,491,310 for the six month period ended June 30, 1998 and 1997, respectively.

5. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment and Stock Purchase Plan. As of June 30, 1998, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.27. No options have been exercised as of June 30, 1998 under this plan. As of June 30, 1998, options to purchase 25,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.87. As of June 30, 1998, 916 options have been exercised under this plan. As of June 30, 1998, 17,346 shares have been issued under the Corporation's Dividend Reinvestment and Stock Purchase Plan.

6.   The results of operations for the three month period ended
     June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

In addition to historical information, this 10-Q Report for the six months ended June 30, 1998 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________

Overview

Consolidated net income for the six months ended June 30, 1998 was $1,330,000, an increase of 17.2%, as compared to the consolidated net income of $1,135,000 for the same period in 1997.

Consolidated net income for the three months ended June 30, 1998 was $677,000, an increase of 19.0%, as compared to the consolidated net income of $569,000 for the same period in 1997.

On a per share basis, net income for the six months ended June 30, 1998 was $.55, an increase of 19.6%, as compared to $.46 for the same period in 1997. For the three months ended June 30, 1998 and 1997, earnings per share amounted to $.28 and $.23, respectively, an increase of 21.7%.

Results of operations for the six months ended June 30, 1998 as compared to the same period in 1997 were impacted by the following items: (1) Net income increased due to a 17.4% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in deposits and by additions to average borrowings; (2) net income increased due to a 21.5% increase in other operating income; (3) net income decreased due to the narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on certificates of deposit and long-term debt; (4) net income decreased due to a 2.2% increase in other operating expenses; and (5) net income decreased due to an increase in the provision for loan losses. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROAA), was 1.13% on an annualized basis for the six months ended June 30, 1998, as compared to 1.10% for the same period in 1997. Net income as a percent of average stockholders' equity, also known as return on average equity (ROAE), was 11.7% on an annualized basis for the six months ended June 30, 1998, as compared to 10.1% for the same period in 1997. ROAE was positively impacted by the repurchase of 79,581 shares of outstanding common stock. See the discussion under the section on Stockholder's Equity for further details.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1998. Management expects the growth in deposits for 1998 to be comparable to its historic growth rates of deposits. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include a broad based sales training program for staff to enhance the Bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the Bank's Market Area). Other actions include the strategic promotion of the Bank's retail offices in light of continued consolidation of financial institutions in the Bank's Market Area and the promotion of intermediate-term certificates of deposit. As a result of the above described efforts, the Bank's certificate of deposit portfolio under $100,000 increased by $6,100,000 and the Bank's checking and savings deposits increased by $3,300,000 for the six months ended June 30, 1998. The funding for the loan growth is further discussed under the section on Liquidity.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the six months ended June 30, 1998 increased by $398,000, or 8.9%, over the same period in 1997. Commercial, residential, and consumer average loan growth of $23,360,000 and average investment security growth of $5,777,000 were funded by the growth in average deposits of $19,174,000 and by the growth in average borrowings of $9,092,000. The additional borrowings represented fixed-rate and variable-rate advances from the Federal Home Loan Bank of Pittsburgh (FHLB). Average earning assets increased in the amount of $28,623,000 in the aggregate over the same period in 1997. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $639,000.

The overall interest rate on the average total earning assets decreased to 8.17% for the current period, as compared to 8.26% for the same period of last year, due to the refinancing of higher interest rate loans to lower interest rates. More significantly, the overall interest rate on the average interest-bearing liabilities increased to 4.45% for the current period, as compared to 4.30% for the same period of last year, due to the change in the mix of interest-bearing liabilities in the form of additional long-term debt and additional funds in higher paying money market accounts. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $241,000 for the current period over the same period in 1997. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for the remainder of 1998.

In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the FHLB. The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of June 30, 1998, the Bank has received long-term advances of $27,948,000 from its available credit at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.69% with maturities ranging from August 1998 to December 2007.

For the remainder of 1998, Management currently expects its net interest margin to further narrow as compared to the same period of last year due to an increase in the weighted average interest rates on interest-bearing liabilities. This is a result of increased balances of liabilities in the form of long-term debt and funds in money market accounts that are paying higher interest rates. In contrast, the growth in the earning assets during 1997 and the first six months of 1998 is currently expected to increase the net interest margin for the remaining months of 1998 over the same period of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 1998, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. Based on the Bank's current model and estimates as of June 30, 1998, the factors discussed above will have a net positive impact to the net interest margin for the remaining months of 1998, as compared to the same period in 1997. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $229,000 and $112,000 for the six months ended June 30, 1998 and 1997, respectively. Net charge-offs for the six months ended June 30, 1998 amounted to $113,000 as compared to $41,000 for the same period in 1997. The increase in the provision over the same period of last year is a result of the additional net charge-offs and the significant loan growth experienced during the first six months of 1998. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the six months ended June 30, 1998 was $553,000, representing an increase of $98,000, or 21.5%, over the same period in 1997. Contributing to this increase were additional earnings in ATM and card usage fees including ATM surcharges, additional earnings in insufficient funds charges, additional earnings in mutual fund commissions, and additional earnings in debit card interchange fee income. Currently, the Bank assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the six months ended
June 30, 1998 increased by $68,000, or 2.2%, over the same period in 1997.

Employee salaries and wages increased by $115,000, or 8.5%, over the same period in 1997. This increase was essentially due to annual merit and cost of living increases and new staff positions for a retail office manager and an accounting officer. Related fringe benefits decreased by $129,000, or 29.3%, from the same period in 1997. The decrease is essentially due to a reduction in the Bank's profit-sharing plan expense.

Occupancy, furniture and equipment expenses for the six months ended June 30, 1998 decreased by $27,000, or 5.3%, from the same period in 1997. This decrease was primarily due to a decrease in other real estate expense from the same period in 1997.

Other operating expenses for the six months ended June 30, 1998, increased by $108,000, or 12.7%, over the same period in 1997. Contributing factors to the increase in other operating expenses as compared to the same period in 1997 included the following:
(1) an increase in professional and consulting fees in the amount of $40,000; and (2) an increase in ATM transaction and clearing costs in the amount of $22,000. The increase in professional and consulting fees included consulting fees for a broad based sales training program for staff and legal costs for certain loan collection services.

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue including interfaces with external sources. The Corporation is utilizing both internal and external resources to correct or modify and test the systems for Year 2000 compliance. It is currently expected that all modifications of mission critical systems will be completed by December 31, 1998, allowing adequate time for testing. All significant computer software utilized by the Corporation is supplied by outside vendors. These vendors have confirmed either that the software is currently Year 2000 compliant or that plans for modification will be made available to the Corporation no later than December 31, 1998. In addition, the costs of converting these programs are largely included in the annual maintenance costs expensed by the Corporation. The Corporation currently expects that the Year 2000 issue will not pose significant operational problems for the Corporation's computer systems after modification and conversion during 1998. Significant testing for compliance of mission critical systems is currently expected to be largely completed in 1998. The total cost of the project is currently estimated to have an immaterial impact to the Corporation's financial position and results of operations for 1998 and 1999.

Currently, the Bank is implementing plans to communicate with all material customers. Material customers include significant commercial borrowers that would pose a credit risk to the Bank and significant commercial depositors that would pose a liquidity risk to the Bank, if they are not Year 2000 compliant and their businesses are disrupted. Responses from material customers are being evaluated accordingly and it is currently expected that this evaluation process will be completed by the end of 1998.

Income Taxes

The Corporation's income tax expense increased by $65,000 for the six months ended June 30, 1998 to $347,000 from $282,000 for the same period in 1997. The effective tax rate was 20.7% and 19.9% for the six months ended June 30, 1998 and 1997, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes. Currently, the effective tax rate of the Corporation for the remaining months of 1998 is expected to approximate the effective tax rate in 1997.

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

In December 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service mission critical applications, which are applications vital to the successful continuance of a core business activity.

The OCC issued an advisory indicating that Year 2000 preparedness will be factored into reviews of de novo charters, conversions, business combinations and establishment of federal branches and agencies as well as hardware and software systems integrations issues related to business combinations.

In addition, the OCC recently issued an advisory providing guidance in key milestones and testing methods for institutions to use to prepare their systems and applications for the Year 2000. Institutions should develop and implement written testing strategies and plan to test both internal and external systems. In May 1998, the FFIEC issued two interagency statements with regards to Year 2000 readiness. The first statement provided guidance for institutions to design its Year 2000 contingency plan to mitigate the risks associated with the institutions failure to become Year 2000 compliant or the failure of mission critical systems at specific dates. The second statement provides suggestions for developing a customer awareness program and identifies issues that financial institutions should be prepared to discuss with customers.

Changes in Accounting Standards
_______________________________

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Corporation does not expect the provisions of this statement to have a material effect on the liquidity, results of operations, or capital resources of the Corporation when it becomes effective in the first quarter of 2000.

Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,114,000 to comply with their respective repayment terms. This amount represents a decrease from the amount of $2,705,000 at December 31, 1997, since $1,279,000 in loans became nonperforming assets in the second quarter of 1998. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management currently estimates that an immaterial amount of these loans will be classified as nonperforming in the remaining months of 1998.

SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________
                                    June 30,      December 31,
      (In Thousands)                 1998             1997
                                  ___________     ____________

Nonaccruing Loans                    $729             $ 94
Accrual Loans - 90 days or more
 past due                             771              612
Restructured Accrual Loans              0                0
Other Real Estate Owned                 0                0
                                    ______           ______
   Total Nonperforming Assets      $1,500            $ 706
                                    ======           ======
   Nonperforming Assets
   as a % of Net Loans                0.9%             0.5%
                                    ======           ======
   Allowance for Loan Losses
   as a % of Nonperforming Loans      114%             226%
                                    ======           ======

Analysis of Allowance for Loan Losses
_____________________________________
                                       Six Months Ended June 31,
                                    ____________________________
           (In Thousands)                    1998        1997
                                          ________      ________
Average Total Loans Outstanding
   (Less Unearned Income)                  $157,610     $134,250
                                           ========      ========

Allowance for Loan Losses,
   Beginning of Period                       $1,593       $1,371
Loans Charged-off During Period                 145           52
Recoveries of Loans Previously
   Charged-off                                   32           11
                                           ________      ________
   Net Loans Charged-off                        113           41
Addition to Provision for Loan Losses
   Charged to Operations                        229          112

                                          _________      _______
Allowance for Loan Losses,
   End of Period                             $1,709       $1,442
                                           ========      ========


Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.14%        0.06%
                                            ========     ========
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.03%        1.03%
                                            ========     ========

At June 30, 1998, total nonperforming assets amounted to $1,500,000, or .9% of total net loans, from a level of $706,000, or .5%, at December 31, 1997. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .7%. The primary reason for the increase from December 31, 1997 is that one borrower's relationship with loans totaling $680,000 went to nonaccrual status as of June 30, 1998. These loans are generally well secured, primarily by real estate.

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

The allowance for loan losses increased by $116,000 for the six months ended June 30, 1998, and the ratio of the allowance for loan losses to net loans was 1.03% at June 30, 1998, as compared to 1.04% at December 31, 1997. The increase in the allowance for loan losses for the six month period was due to an increase in loans outstanding amounting to $12,882,000 for the six month period. Management believes based on information currently available that the current allowance for loan losses of $1,709,000 is adequate to meet potential loan losses.


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

Membership in the FHLB provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $8,229,000 and a maximum available funding capacity of up to $81,699,000. In order to provide funding for the Bank's loans and investments, the Bank had outstanding borrowing from the FHLB of $27,948,000 and $18,161,000 at June 30, 1998 and 1997, respectively.

Market Risk - Interest Rate Risk

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

The Bank managed its interest rate risk position for the six months ended June 30, 1998 by the following: (1) paying higher rates on intermediate term certificates in order to manage the average remaining term on certificates of deposit below $100,000;
(2) marketing its floating rate home equity line of credit (outstanding balances increased by $1,550,000 for the period);
(3) additions to or by repositioning of its investment security portfolio into floating, short- or long-term securities; (4) utilization of seven- and ten-year balloon mortgages (outstanding balances increased by $2,009,000 for the period); (5) increasing its extensions of adjustable and floating rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $5,046,000 for the period); (6) managing and expanding the Bank's core deposit base; and (7) additions to or restructuring of adjustable- and fixed-rate advances from the FHLB. The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

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

On February 5, 1998, the Corporation announced that the Board of Directors had authorized and approved a plan to purchase up to 100,000 shares of the Corporation's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of the Corporation and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 1998, a total of 79,581 shares of common stock were repurchased under this plan at a cost of $1,811,015. This amount was funded by dividends from the Corporation's wholly-owned subsidiary, Union National Community Bank. The Bank paid the dividends from its current cash flow and available retained earnings. The Bank remains well capitalized after payment of the dividends as defined below.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 1998, as compared to the Bank's current risk-based capital ratio of 14.69%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt corrective action by the federal banking agencies. As of December 31, 1997, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category. The Bank maintains the following leverage and risk-based capital ratios:

      (In Thousands)                     June 30,   December 31,
                                            1998          1997
                                       ___________  _____________
Tier I - Total Stockholders' Equity      $ 21,385      $ 22,358
Tier II - Allowance for Loan Losses         1,709         1,593
                                       ___________  _____________
   Total Qualifying Capital              $ 23,094      $ 23,951
                                       ===========  =============
 Risk-adjusted On-balance-sheet Assets   $148,299      $137,256
Risk-adjusted Off-balance-sheet Exposure    8,933         8,352
                                       ___________  _____________
   Total Risk-adjusted Assets            $157,232      $145,608
                                       ===========  =============
Actual Capital Ratio:
Tier I Capital to Average Total Assets       9.01%         9.95%
Minimum Required                             4.00%         4.00%
To Be Well Capitalized Under Prompt
  Corrective Action Provisions               5.00%         5.00%
Risk-based Capital Ratios:
Tier I Capital Ratio - Actual               13.60%        15.35%
Minimum Required                             4.00%         4.00%
To Be Well Capitalized Under Prompt
  Corrective Action Provisions               6.00%         6.00%
Total Capital Ratio - Actual                14.69%        16.45%
Minimum Required                             8.00%         8.00%
To Be Well Capitalized Under Prompt

  Corrective Action Provisions              10.00%        10.00%
Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 10,515      $ 12,302
                                        =========== =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment and Stock Purchase Plan. As of June 30, 1998, options to purchase 4,830 shares have been granted under the Corporation's 1988 Stock Incentive Plan. The exercise price for such options is $23.27. No options have been exercised as of June 30, 1998 under this plan. As of June 30, 1998, options to purchase 25,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.87. As of June 30, 1998, 916 options have been exercised under this plan. As of June 30, 1998, 17,346 shares have been issued under the Corporation's Dividend Reinvestment and Stock Purchase Plan.

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

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -

(a) An annual meeting of shareholders was held at 10:00 a.m. on April 28, 1998 at The Country Table Restaurant, 740 East Main
Street, Mount Joy, Pennsylvania, 17552.

(b)- (c) The following matter was voted upon:

Four Class B directors were elected, as follows:

                                   Votes     Votes
                                    cast      cast       Votes
Reelected          Term Expires    "For"   "Against"  "Abstained"
__________         ____________ _________   _______    _________
Daniel C. Gohn          2001   1,700,265    14,460     26,423
Carl R. Hallgren        2001   1,700,265    26,695     26,423
David G. Heisey         2001   1,700,265    69,564     26,423
Daniel H. Raffensperger 2001   1,700,265     3,439     26,423


Directors whose term continued after the meeting
  Class C Directors
Donald H. Wolgemuth       1999
William E. Eby            1999
William D. Linkous        1999
Benjamin W. Piersol, Jr.  1999

  Class A Directors
Franklin R. Eichler       2000
E. Ralph Garber           2000
Mark D. Gainer            2000


(d) Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits - The following exhibit is being filed as part of this Report: (see also Item 6(b)).

             Exhibit No. 27 - Financial Data Schedule as of June
             30, 1998.

         (b) Reports on Form 8-K - Nothing to report.

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

                             Union National Financial Corporation
                                        (Registrant)

                              By: /s/ William E. Eby
                                 ____________________________
                                  William E. Eby
                                  President & CEO
                                  (Principal Executive Officer)

                                  Date: August 13, 1998

                              By: /s/ Clement M. Hoober
                                 ____________________________
                                  Clement M. Hoober,
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                                  Date: August 13, 1998