Form 10-Q
period 1998-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1998-11-12
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30,1998
                               _________________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________    _______________

Commission file number                  0-19214
                     ____________________________________________

                     Union National Financial Corporation
________________________________________________________________
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

                APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,411,659     shares of $.25 (par) common stock were
_________________
outstanding as of     November 04, 1998.
                    ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                       Page

                                                              #
 PART I    - FINANCIAL INFORMATION:
            _____________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3
          - Notes to Consolidated Financial Statements         4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations             5-17

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                    15-16

PART II   - OTHER INFORMATION                                18
            __________________

  Item 1  - Legal Proceedings

  Item 2  - Change in Securities

  Item 3  - Defaults Upon Senior Securities

  Item 4  - Submission of Matters to a Vote of Security Holders

  Item 5  - Other Information

  Item 6  - Exhibits and Reports on Form 8-K

Signature Page                                               19

Exhbit 27 - Financial Data Schedule                          20

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 9/30/98      12/31/97
                                           ______________________
ASSETS

Cash and Due from Banks                      $5,817      $6,490

Federal Funds Sold                              390       2,835

Investment Securities Held to Maturity
(Market Value - 1998-$22,381;1997-$18,943)   21,862      18,870

Investment Securities Available for Sale     47,331      45,867

Loans(Net of Unearned Income)               167,234     152,699
  Less:Allowance for Loan Losses             (1,750)     (1,593)
                                          ______________________
   Total Net Loans                          165,484     151,106

Premises and Equipment - Net                  5,165       5,415
Accrued Interest Receivable                   1,642       1,446

Deferred Income Taxes                            79         154
Investment in Limited Partnerships              891         941

Other Assets                                    201         119
                                         ______________________

    TOTAL ASSETS                           $248,862    $233,243
                                         ======================

LIABILITIES

Deposits:
 Noninterest-Bearing                        $19,391     $18,463
 Interest-Bearing                           173,387     161,672
                                         ______________________

    Total Deposits                          192,778     180,135

Short-Term Borrowing                            314         900

Long-Term Debt                               30,674      27,329

Accrued Interest Payable                      1,164       1,008

Other Liabilities                               421         115
                                          _____________________

     TOTAL LIABILITIES                      225,351     209,487

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   626         627
Shares: Authorized - 20,000,000; Issued -
  2,505,007 in 1998 (2,509,327 in 1997)
  Outstanding - 2,413,154 in 1998 (2,487,175
  in 1997)
Surplus                                       4,726       4,815

Retained Earnings                            19,730      18,461

Unrealized gain on investment securities
  available for sale, net of tax                463         295

Less: Treasury Stock - at cost
 (91,853 shares in 1998 and 22,152 shares
  in 1997)                                   (2,034)       (442)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              23,511      23,756
                                          ______________________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $248,862    $233,243
                                          ======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,
                                ___________________________________
(In Thousands, except Per Share Data)         1998       1997
                                ___________________________________

INTEREST INCOME
Interest and Fees on Loans                   $3,590      $3,180

Investment Securities:
  Taxable                                       642         671
  Exempt from Federal Taxes                     248         226

Deposits in Banks                                 0           1

Federal Funds Sold                               61          33
                                            _____________________
  Total Interest Income                       4,541       4,111

INTEREST EXPENSE
Deposits                                      1,810       1,649

Short-Term Borrowing                              6          13

Long-Term Debt                                  412         266
                                            _____________________
   Total Interest Expense                     2,228       1,928
                                            _____________________
   Net Interest Income                        2,313       2,183
PROVISION for LOAN LOSSES                        53          91
                                            _____________________

Net Interest Income after Provision
  for Loan Losses                             2,260       2,092

OTHER OPERATING INCOME
Trust Income                                     34          30

Service Charges on Deposit Accounts             124          97
Other Service Charges, Commissions, Fees        124         114

Investment Securities Gains(Losses)               0          (2)

Other Income                                     13           5
                                            _____________________
    Total Other Operating Income                295         244

OTHER OPERATING EXPENSES
Salaries and Wages                              820         715

Retirement Plan and Other Employee Benefits     162         203

Net Occupancy Expense                           128         130

Furniture and Equipment Expense                 103          99

FDIC Insurance Assessment                         5           5
Other Operating Expenses                        445         451
                                            _____________________
    Total Other Operating Expenses            1,663       1,603
                                            _____________________
    Income before Income Taxes                  892         733
PROVISION for INCOME TAXES                      185         147

                                            _____________________
    NET INCOME for PERIOD                      $707        $586
                                            =====================
PER SHARE INFORMATION
 Net Income for Period (Basic and Assuming
   Dilution)                                  $0.29       $0.23
 Cash Dividends                              $0.110      $0.090

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME * (UNAUDITED)

Net income for Period                          $707        $586
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Arising during Period             132         149
 Reclassification adjustments for (gains) losses
   included in Net Income                         0           1
                                             _____________________
   Other Comprehensive Income (Loss)            132         150
                                            _____________________
   COMPREHENSIVE INCOME for PERIOD             $839        $736
                                            =====================
*This Statement is required by Statement No. 130, "Reporting
Comprehensive Income," as issued by the Financial Accounting
Standards Board.  This Statement reflects net income as adjusted for changes in stockholders' equity that result from changes in the
Corporation's unrealized gains and losses on its investment
securities available for sale.  Changes in the interest rate environment and other factors result in fluctuations in the value of investment securities available for sale.

The accompanying notes are an integral part of the consolidated financial statements.

                                 Nine months ended September 30,

                                ___________________________________
(In Thousands, except Per Share Data)         1998       1997
                              ___________________________________


INTEREST INCOME
Interest and Fees on Loans                  $10,436      $9,151

Investment Securities:
  Taxable                                     2,059       1,987
  Exempt from Federal Taxes                     725         637

Deposits in Banks                                 1           3

Federal Funds Sold                              149         132
                                            _____________________
 Total Interest Income                       13,370      11,910
INTEREST EXPENSE
Deposits                                      5,259       4,670

Short-Term Borrowing                             18          78

Long-Term Debt                                1,198         743
                                             ______________________
 Total Interest Expense                       6,475       5,491
                                             ______________________

 Net Interest Income                          6,895       6,419

PROVISION for LOAN LOSSES                       282         203
                                             ______________________

Net Interest Income after Provision
  for Loan Losses                             6,613       6,216
OTHER OPERATING INCOME
Trust Income                                    101          90

Service Charges on Deposit Accounts             335         269

Other Service Charges, Commissions, Fees        347         279

Investment Securities Gains (Losses)             (7)          2

Other Income                                     72          59
                                            _____________________
    Total Other Operating Income                848         699

OTHER OPERATING EXPENSES
Salaries and Wages                            2,290       2,070

Retirement Plan and Other Employee Benefits     473         643

Net Occupancy Expense                           408         436

Furniture and Equipment Expense                 304         300

FDIC Insurance Assessment                        16          15

Other Operating Expenses                      1,402       1,299
                                            _____________________
    Total Other Operating Expenses            4,893       4,763
                                            _____________________
    Income before Income Taxes                2,568       2,152

PROVISION for INCOME TAXES                      532         430
                                            _____________________
  NET INCOME for PERIOD                      $2,036      $1,722

                                            =====================
PER SHARE INFORMATION
  Net Income for Period                       $0.84       $0.69

  Cash Dividends                             $0.315      $0.261


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME * (UNAUDITED)

Net income for Period                        $2,036      $1,722
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Arising during Period             165         239
 Reclassification adjustments for (gains) losses
   included in Net Income                         4          (1)
                                             _____________________
   Other Comprehensive Income (Loss)            169         238
                                            _____________________
   COMPREHENSIVE INCOME for PERIOD           $2,205      $1,960
                                            =====================

*This Statement is required by Statement No. 130, "Reporting
Comprehensive Income," as issued by the Financial Accounting
Standards Board. This Statement reflects net income as adjusted for changes in stockholders' equity that result from changes in the Corporation's unrealized gains and losses on its investment securities available for sale. Changes in the interest rate environment and other factors result in fluctuations in the value of investment securities available for sale.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,
                                  _________________________________

         (In Thousands)                     1998         1997
                                  _________________________________


CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $2,036      $1,722

Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                 355         382
  Provision for Loan Losses                     282         203
  Investment Securities (Gains)/Losses            7          (2)
  Provision for Deferred Income Taxes           (12)         12
  (Increase)/Decrease in Accrued
  Interest Receivable                          (196)       (131)
  (Increase)/Decrease in Other Assets           (57)        (81)
  Increase/(Decrease) in Other Liabilities      462         402
                                            _____________________
Net Cash Provided by Operating Activities     2,877       2,507
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold  2,445       4,790
Proceeds from Sales of
 Available for Sale Securities                4,936       5,548

Proceeds from Maturities of
 Available for Sale Securities               26,906      11,503

Proceeds from Maturities of
 Held to Maturity Securities                    681       2,332

Purchases of Available for Sale Securities  (33,057)    (19,561)
Purchases of Held to Maturity Securities     (3,674)     (3,815)
Loans Made to Customers, Net of
 Principal Collected on Loans               (14,659)    (18,046)
Purchases of Property and Equipment             (80)        (92)
                                           _____________________

    Net Cash (Used in)Investing Activities  (16,502)    (17,341)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         4,641       3,292
Net Increase/(Decrease) in Certificates
 of Deposits                                  8,002       4,062

Net Increase/(Decrease) in Short-Term
 Borrowing                                     (586)     (1,804)

Proceeds from Issuance of Long-Term Debt     10,456       8,192

Payment on Long-Term Debt                    (7,111)          0
Acquisition of Treasury Stock                (1,881)       (229)
Issuance of Common Stock                        198         136

Cash Dividends Paid                            (767)       (653)
                                            _____________________
   Net Cash Provided by
   Financing Activities                      12,952      12,996
                                            _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                          (673)     (1,838)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         6,490       6,073
                                              _____________________
CASH and CASH EQUIVALENTS - End of Period    $5,817      $4,235
                                            =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest Paid to Depositors                  $5,101      $4,555
Interest Paid - Other                         1,217         795
Income Taxes                                    507         462

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Retirement of Treasury Stock (13,000 shares
in 1998 and 12,000 shares in 1997)             $288        $228


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

4. All per share computations include the retroactive effect of stock dividends. The basic weighted average number of shares of common stock outstanding used was apporximately 2,413,226 and 2,488,597 for the three month period ended September 30, 1998 and 1997, respectively, and 2,423,289 and 2,490,395 for the nine month period ended September 30, 1998 and 1997, respectively.

5. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock
     Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment and Stock Purchase Plan. As of September 30, 1998, options to purchase 4,830 shares have been granted under the Corporation's Stock Incentive Plans. The exercise price for such options is $23.27. No options have been exercised as of September 30, 1998 under this plan. As of September 30, 1998, options to purchase 30,000 shares have been granted under theCorporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.60. As of September 30, 1998, 1,131 options have been exercised under this plan. As of September 30, 1998, 20,319 shares have been issued under the Corporation's Dividend Reinvestment and Stock Purchase Plan.

6. As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement No. 130 requires unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $839,000 for the quarter ended September 30, 1998, compared to $736,000 for the same period of 1997. Year to date total comprehensive income was $2,205,000 for 1998, compared to $1,960,000 for 1997.

7.   The results of operations for the nine month period ended
     September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

8. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1997 presentation.

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

In addition to historical information, this 10-Q Report for the nine months ended September 30, 1998 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including any Current Reports on Form 8-K filed by the Corporation.

Results of Operations
_____________________

Overview

Consolidated net income for the nine months ended September 30, 1998 was $2,036,000, an increase of 18.2%, as compared to the consolidated net income of $1,722,000 for the same period in 1997.

Consolidated net income for the three months ended September 30, 1998 was $707,000, an increase of 20.6%, as compared to the consolidated net income of $586,000 for the same period in 1997.

On a per share basis, net income for the nine months ended
September 30, 1998 was $.84, an increase of 21.7%, as compared to $.69 for the same period in 1997. For the three months ended
September 30, 1998 and 1997, earnings per share amounted to $.29 and $.23, respectively, an increase of 26.1%.

Results of operations for the nine months ended September 30, 1998 as compared to the same period in 1997 were impacted by the following items: (1) Net income increased due to a 17.4% increase in average net loans, primarily residential and commercial mortgages, which were funded by growth in deposits and by additions to average borrowings; (2) net income increased due to a 21.3% increase in other operating income; (3) net income decreased due to the narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on certificates of deposit and long-term debt; (4) net income decreased due to a 2.7% increase in other operating expenses; and (5) net income decreased due to an increase in the provision for loan losses. The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROAA), was 1.14% on an annualized basis for the nine months ended September 30, 1998, as compared to 1.09% for the same period in 1997. Net income as a percent of average stockholders' equity, also known as return on average equity (ROAE), was 11.9% on an annualized basis for the nine months ended September 30, 1998, as compared to 10.1% for the same period in 1997. ROAE was positively impacted by the repurchase of 81,934 shares of outstanding common stock over the past eight months. See the discussion under the section on Stockholder's Equity for further details.

The growth in loans is considered a material favorable trend of the Corporation which Management expects to continue for the remainder of 1998. However with respect to deposits, Management expects the growth in deposits for 1998 to be comparable to its historic growth rates of deposits. Management has taken specific actions to enhance the Bank's competitive position for core deposits. These actions include a broad based sales training program for staff to enhance the Bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the Bank's Market Area). Other actions include the strategic promotion of the Bank's retail offices in light of continued consolidation of financial institutions in the Bank's Market Area and the promotion of intermediate-term certificates of deposit. As a result of the above described efforts, the Bank's certificate of deposit portfolio under $100,000 increased by $7,900,000 and the Bank's checking and savings deposits increased by $4,600,000 for the nine months ended September 30, 1998. The funding for the loan growth is further discussed under the section on Liquidity.

Management expects the loan growth that has occurred during the first nine months to continue in 1998 for the following reasons:
(1) lending rates are at generally affordable rates for prospective borrowers; (2) implementation of a broad based sales training program for staff; (3) further product development and promotion of the Bank's consumer and home equity lines of credit; (4) economic stability of the Bank's Market Area as discussed later in this section; and (5) continued population growth in the Bank's Market Area.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the nine months ended September 30, 1998 increased by $552,000, or 8.1%, over the same period in 1997. Commercial, residential, and consumer average loan growth of $23,068,000 and average investment security growth of $4,753,000 were funded by the growth in average deposits of $18,632,000 and by the growth in average borrowings of $9,144,000. The additional borrowings represented fixed-rate and variable-rate advances from the Federal Home Loan Bank of Pittsburgh (FHLB). Average earning assets increased in the amount of $28,146,000 in the aggregate over the same period in 1997. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $904,000.

The overall interest rate on the average total earning assets decreased to 8.15% for the current period, as compared to 8.28% for the same period of last year, due to the refinancing of higher interest rate loans to lower interest rates. More significantly, the overall interest rate on the average interest-bearing liabilities increased to 4.44% for the current period, as compared to 4.32% for the same period of last year, due to the change in the mix of interest-bearing liabilities in the form of additional long-term debt and additional funds in higher paying money market accounts. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $352,000 for the current period over the same period in 1997. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations to the results of operations for the remainder of 1998.

In order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the FHLB. The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of September 30, 1998, the Bank has received long-term advances of $30,624,000 from its available credit of $77,189,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.46% with maturities ranging from January 1999 to September 2008.

Commencing October 1998, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 8.50% to 8.00%. The immediate impact of the short-term interest rate decreases was to decrease interest rates on loans and deposits that adjust according to short-term rate indexes and to decrease reinvestment rates on investment securities and renewing certificates of deposit. In addition, the Bank's balances of liabilities in the form of long-term debt and funds in money market accounts that are paying higher interest rates have increased. Consequently, for the remainder of 1998, Management currently expects its net interest margin to further narrow as compared to the same period of last year. In contrast, the growth in the earning assets during 1997 and the first nine months of 1998 is currently expected to increase the net interest margin for the remaining months of 1998 over the same period of 1997. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 1998, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. Based on the Bank's current model and estimates as of September 30, 1998, the factors discussed above will have a net positive impact to the net interest margin for the remaining months of 1998, as compared to the same period in 1997. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $282,000 and $203,000 for the nine months ended September 30, 1998 and 1997, respectively. Net charge-offs for the nine months ended September 30, 1998 amounted to $125,000 as compared to $50,000 for the same period in 1997. The increase in the provision over the same period of last year is a result of the additional net charge-offs and the significant loan growth experienced during the first nine months of 1998. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the nine months ended September 30, 1998 was $848,000, representing an increase of $149,000, or 21.3%, over the same period in 1997. Contributing to this increase were additional earnings in ATM and card usage fees including ATM surcharges ($40,000), additional earnings in insufficient funds charges ($54,000), and additional earnings in debit card interchange fee income ($31,000). The additional earnings in insufficient funds charges is mainly a result of an increase in the Bank's per item insufficient funds charge which was effective in June 1998. The Bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the nine months ended
September 30, 1998
increased by $130,000, or 2.7%, over the same period in 1997. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $220,000, or 10.6%, over the same period in 1997. This increase was essentially due to annual merit and cost of living increases and planned staff additions. New staff positions include a senior vice president to lead retail banking operations, a retail office manager, an accounting officer, and additional staff for our new telephone customer service center. See the Other Matters section for additional discussion of staff and management changes. Related fringe benefits decreased by $170,000, or 26.4%, from the same period in 1997. The decrease is essentially due to a reduction in the Bank's discretionary contribution to the Bank's profit-sharing plan.

Occupancy, furniture and equipment expenses for the nine months ended September 30, 1998 decreased by $24,000, or 3.3%, from the same period in 1997. This decrease was primarily due to a decrease in other real estate expense from the same period in 1997.

Other operating expenses for the nine months ended September 30, 1998, increased by $103,000, or 7.9%, over the same period in 1997. Contributing factors to the increase in other operating expenses as compared to the same period in 1997 included the following: (1) an increase in supplies expenses of $24,000; (2) an increase in professional and consulting fees in the amount of $15,000; and (3) an increase in ATM transaction and clearing costs in the amount of $32,000. The increase in professional and consulting fees included consulting fees for a broad based sales training program for staff, consulting fees for an electronic data processing consultant to perform a comprehensive review of current system capabilities and alternatives, and legal costs for certain loan collection services in connection with increased charge-offs and non-performing assets in 1998.

Income Taxes

The Corporation's income tax expense increased by $102,000 for the nine months ended September 30, 1998 to $532,000 from $430,000 for the same period in 1997. The effective tax rate was 20.7% and 20.0% for the nine months ended September 30, 1998 and 1997, respectively. The increase in income tax expense and the effective tax rate was due to the increase in corporate earnings before income taxes. Currently, the effective tax rate of the Corporation for the remaining months of 1998 is expected to approximate the effective tax rate in 1997.

Year 2000 Issues
________________

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The "Year 2000 Problem" (Y2K) arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight included the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a quarterly basis and reports are submitted by the Bank to the banking regulators on a periodic basis. In addition, reports are currently provided on a monthly basis to the Corporation's Board of Directors.

Corporation's State of Readiness

Union National Financial Corporation is committed to ensuring that the Corporation's daily operations suffer little or no impact from the century date change. The Corporation has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

Based on an ongoing assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware, the Year 2000 Problem can be mitigated. However, if such modifications are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Corporation.

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). This assessment identified eleven mission-critical or related systems which could have a significant impact on the Corporation due to the effect of the century date change. As of September 30, 1998, the Corporation has remedied ten of its eleven identified mission-critical or related systems with the nonremediated system expected to be compliant by March 31, 1999.

Currently, the Bank has communicated with and completed its Year 2000 credit risk assessment of over 70% of its material customers. Material customers include significant commercial borrowers that would pose a credit risk to the Bank and significant commercial depositors that would pose a liquidity risk to the Bank, if they are not Year 2000 compliant and their businesses are disrupted. Remaining responses from material customers are being evaluated accordingly and it is currently expected that this evaluation process will be completed by the end of 1998.

The Corporation has initiated communications with all of its significant vendors, suppliers and business partners to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. These include external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. These vendors' Year 2000 readiness responses are currently being assessed as received as to their Year 2000 compliance status. In the event that any of the Corporation's significant vendors, suppliers and business partners do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, the Corporation intends to engage alternative suppliers. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000

The Corporation is utilizing both internal and external resources to correct or modify, and test its systems for Year 2000 compliance. For the remaining months of

1998 and 1999, the Corporation is currently expecting incremental costs related to the Year 2000 problem to reduce results of operations by $23,000 and, $14,000, net of income taxes, respectively. The estimated Year 2000 project costs include the costs associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

The cost of the projects and the date on which the Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

At present, Management believes its progress in remedying the Corporation's systems, programs, and applications and installing Year 2000 compliant upgrades is on target. The Year 2000 computer problem creates risk for the Corporation from unforseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Presently, the Corporation is testing its own remediated mission-critical systems for Year 2000 compliance. Testing is currently expected to be largely completed by December 31, 1998. Failure of third-party systems relative to the Year 2000 issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

The Corporation is currently developing a business resumption contingency plan. This plan is for the possibility of the failure of its systems at critical dates in the future. The business resumption plan has a target completion date of June 30, 1999.

At present it is expected that mission-critical systems will largely be remediated and tested for Year 2000 compliance by December 31, 1998, thus the Corporation has not developed a remediation contingency plan at this time. It is the Bank's intent to mitigate the risks associated with a failure and to successfully complete the implementation of its Year 2000 compliant mission-critical systems. The Corporation will continue to monitor the progress of remediation on the mission-critical systems and will develop a remediation contingency plan in the future if such a need should arise.

Other Matters
_____________

In furtherance of previous public announcements, William E. Eby will retire as President/CEO on December 31, 1998 after 40 years with the Bank and Mark D. Gainer will assume the position of President/CEO. Mr. Eby will, however, continue to serve as a member of the Board of Directors. Mr. Gainer has worked at the Bank for the past 22 years, most recently as Senior Vice President/Chief Operating Officer. The Board of Directors also recently announced that Michael A. Frey has joined the Bank as Senior Vice President and Clement M. Hoober, CPA has been promoted to the position of Senior Vice President. Mr. Frey, who comes to the Bank with 11 years of previous experience in the financial services industry will be responsible for retail and commercial banking. Mr. Hoober, who has been with the Bank for 10 years, will have direct responsibility for financial services, operations, and risk management.

Further staff additions are expected during the remaining months of 1998 as the Bank plans to enhance its retail banking, marketing, and lending efforts. These staff changes and additions will impact results of operations for 1999 as compared to 1998 by a currently estimated expense amount of $120,000, net of income taxes.
However, the Bank currently expects its enhanced retail banking, marketing, and lending efforts to have a positive impact to its results of operations for 1999.

Regulatory Activity
___________________
Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. The Bank is evaluating its options regarding the sale of insurance.

Recently, the President signed a bill that would allow credit unions to expand their membership eligibility rules. The banking industry expects increased competition from credit unions as a result of this bill's enactment.

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

In September 1997, the Financial Accounting Standards Board issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement has been adopted by the Corporation as of January 1, 1998 with interim comparative financial reporting effective in 1999. The impact of this Statement on the Corporation will be to require additional disclosures about business segments in the Corporation's annual financial statements for 1998 and interim reports for 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of this Statement allow the Corporation to reclassify held-to-maturity securities to an available-for-sale classification. The Corporation does not expect the provisions of this Statement to have a material effect on the liquidity, results of operations, or capital resources of the Corporation when it becomes effective in the first quarter of 2000.

In October 1998, the Financial Accounting Standards Board issued Statement No. 134, (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." There is no incidence of coverage for the Corporation under this Statement.

Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $1,748,000 to comply with their respective repayment terms. This amount represents a decrease from the amount of $2,705,000 at December 31, 1997, primarily due to three commercial loans becoming non-performing assets during the year. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management currently estimates that an immaterial amount of these loans will be classified as nonperforming in the remaining months of 1998.

At September 30, 1998, total nonperforming assets amounted to $1,300,000, or .8% of total net loans, from a level of $706,000, or
 .5%, at December 31, 1997. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of .7%. The increase is primarily a result of three additional nonperforming commercial loans.

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

SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________

                                   September 30,  December 31,
      (In Thousands)                  1998            1997
                                  _______________________________
Nonaccruing Loans                     $545             $94
Accrual Loans - 90 days or more
 past due                              774             612
Restructured Accrual Loans               0               0
Other Real Estate Owned                  0               0
                                  _______________________________
   Total Nonperforming Assets       $1,319            $706
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 0.8%            0.5%
                                  ===============================
   Allowance for Loan Losses
   as a % of Nonperforming Assets      133%            226%
                                  ===============================


Analysis of Allowance for Loan Losses
_____________________________________
                                  Nine Months Ended September 30,
           (In Thousands)                    1998        1997
                                 ________________________________

Average Total Loans Outstanding
   (Less Unearned Income)                  $160,551    $137,483

                                  ===============================
Allowance for Loan Losses,
   Beginning of Period                       $1,593      $1,371
Loans Charged-off During Period                 171          78

Recoveries of Loans Previously
   Charged-off                                   46          28
                                  _______________________________
   Net Loans Charged-off                        125          50

Addition to Provision for Loan Losses
   Charged to Operations                        282         203
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,750      $1,524
                                  ===============================
Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.10%       0.05%
                                  ===============================
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.05%       1.03%
                                  ===============================

The allowance for loan losses increased by $157,000 for the nine months ended September 30, 1998, and the ratio of the allowance for loan losses to net loans was 1.05% at September 30, 1998, as compared to 1.04% at December 31, 1997. The increase in the allowance for loan losses for the nine month period was due to an increase in loans outstanding of $14,535,000 for the nine month period. Management believes based on information currently available that the current allowance for loan losses of $1,750,000 is adequate to meet potential loan losses. As of October 1998, a review of selected portions of the Bank's commercial loan portfolio was completed by an outside independent consultant. At the conclusion of the review, the consultant did not recommend any increase in the allowance for loan losses.

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

Membership in the FHLB provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. Available funding from the FHLB amounts to an overnight borrowing capacity of up to $8,229,000 and a maximum available funding capacity of up to $77,189,000. In order to provide funding for the Bank's loans and investments, the Bank had outstanding borrowing from the FHLB of $30,624,000 and $20,678,000 at September 30, 1998 and 1997, respectively.

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

The Bank managed its interest rate risk position for the nine months ended September 30, 1998 by the following: (1) paying higher rates on intermediate term certificates in order to manage the average remaining term on certificates of deposit below $100,000;
(2) marketing its floating rate home equity line of credit (outstanding balances increased by $2,508,000 for the period); (3) additions to or by repositioning of its investment security portfolio into floating, short- or long-term securities; (4) utilization of seven- and ten-year balloon mortgages (outstanding balances increased by $1,941,000 for the period); (5) increasing its extensions of adjustable and floating rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $4,878,000 for the period); (6) managing and expanding the Bank's core deposit base; and (7) additions to or restructuring of adjustable- and fixed-rate advances from the FHLB. The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________

The Corporation maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. Other than discussed herein, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of the Corporation for the remaining months of 1998, except as discussed below concerning the Corporation's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On February 5, 1998, the Corporation announced that the Board of Directors had authorized and approved a plan to purchase up to 100,000 shares of the Corporation's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of the Corporation and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 1998, a total of 81,934 shares of common stock were repurchased under this plan at a cost of $1,862,842. This amount was funded by dividends from the Corporation's wholly-owned subsidiary, Union National Community Bank. The Bank paid the dividends from its current cash flow and available retained earnings. The Bank remains well capitalized and meets all regulatory capital guidelines after payment of the dividends as defined below.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 1998, as compared to the Bank's current risk-based capital ratio of 14.71%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt corrective action by the federal banking agencies. As of December 31, 1997, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category. The Bank maintains the following leverage and risk-based capital ratios:

     (In Thousands)                      September 30, December 31,
                                            1998          1997
                                       ____________   _____________

Tier I - Total Stockholders' Equity      $ 21,809      $ 22,358
Tier II - Allowance for Loan Losses         1,750         1,593
                                       ____________   _____________

   Total Qualifying Capital              $ 23,559      $ 23,951
                                       ============   =============

Risk-adjusted On-balance-sheet Assets    $151,483      $137,256
Risk-adjusted Off-balance-sheet Exposure    8,692         8,352
                                       ____________   _____________

   Total Risk-adjusted Assets            $160,175      $145,608
                                       ============   =============
Ratios:
Tier I Capital Ratio - Actual                9.00%         9.95%
Minimum Required                             4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions                 5.00          5.00
Risk-based Capital Ratio:
Tier I Captial Ratio - Actual               13.62%        15.35%
Minimum Required                             4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions                 6.00          6.00

Total Capital Ratio - Actual                14.71%        16.45%
Minimum Required                             8.00%         8.00%
To Be Well Capitalized under Prompt
Corrective Action Provisions                10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 10,745      $ 12,302
                                       ============   =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows: 124,830 shares which are reserved for issuance under the Corporation's 1988 and 1997 Stock Incentive Plans, 100,000 shares which are reserved for issuance under the Corporation's 1997 Employee Stock Purchase Plan, and 157,500 shares which are reserved for issuance under the Corporation's Dividend Reinvestment and Stock Purchase Plan. As of September 30, 1998, options to purchase 4,830 shares have been granted under the Corporation's Stock Incentive Plans. The exercise price for such options is $23.27. No options have been exercised as of September 30, 1998 under this plan. As of September 30, 1998, options to purchase 30,000 shares have been granted under the Corporation's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.60. As of September 30, 1998, 1,131 options have been exercised under this plan. As of September 30, 1998, 20,319 shares have been issued under the Corporation's Dividend Reinvestment and Stock Purchase Plan.

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

         Exhibit No. 27 - Financial Data Schedule as of September
         30, 1998.

         (b) Reports on Form 8-K - Nothing to report.

                            Signatures
                           ___________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Union National Financial Corporation
                                          (Registrant)

                                 By /s/ William E. Eby
                                    ___________________________
                                     William E. Eby
                                     President & CEO
                                     (Principal Executive Officer)

                                     Date: November 12, 1998



                                  By /s/ Clement M. Hoober
                                     __________________________
                                     Clement M. Hoober
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                     Date: November 12, 1998