Form 10-K
period 1998-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 1999-03-29
CIK 874482

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-K

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended    December 31, 1998
                                       _______________________
                                  OR

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

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $42,817,807 as of March 23, 1999. As of March 23, 1999, the
Registrant had 2,401,246 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

    Excerpts from Union National Financial Corporation's 1998 Annual Report to Stockholders (the "1998 Annual Report") are incorporated by reference into Parts I, II and IV, hereof. The Registrant's Proxy Statement for its 1999 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

                 UNION NATIONAL FINANCIAL CORPORATION
                               FORM 10-K
                                 INDEX

                                                         PAGE N0.
PART I

Item 1 -     Business                                       1

Item 2 -     Properties                                    10

Item 3 -     Legal Proceedings                             11

Item 4 -     Submission of Matters to a Vote of
             Security Holders                              12

PART II

Item 5 -     Market for Registrant's Common Equity and
             Related Shareholder Matters                   12

Item 6 -     Selected Financial Data                       12

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operation            12

Item7A -     Quantitative and Qualitative About Market Risk
                                                           13

Item 8 -     Financial Statements and Supplementary Data   13

Item 9 -     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure        13

PART III

Item 10 -    Directors and Executive Officers of the
             Registrant                                    13

Item 11 -    Executive Compensation                        14

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management                         14

Item 13 -    Certain Relationships and Related
             Transactions                                  14

PART IV

Item 14 -    Exhibits, Financial Statements, Schedules
             and Reports on Form 8-K                       14

Signatures                                                 17

Exhibit Index                                              19

PART I
ITEM 1.   BUSINESS.
___________________

    Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has one wholly-owned subsidiary, Union National Community Bank.

    Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association and a member of the Federal Reserve System. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. Union National Community Bank, having one main office with an annex and six branch locations within Lancaster County, Pennsylvania, is a full service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department.

    Union National Financial Corporation's executive offices are located at 101 East Main Street, P.O. Box 567, Mount Joy,
Pennsylvania 17552 (telephone number:  (717) 653-1441).

    We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements.

    Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     -   operating, legal and regulatory risks;

     - economic, political, and competitive forces affecting our banking, securities, asset management and credit services businesses;

     -   rapidly changing technology; and

     - the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

    Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation Union National Financial Corporation" and "Supervision and Regulation Union National Community Bank" and page 32 of the 1998 Annual Report, which page is included at
Exhibit 13 hereto, and incorporated herein by reference.

    Union National Financial Corporation experiences substantial competition in attracting and retaining deposits and in lending funds. Primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

    For additional information with respect to Union National
Financial Corporation's business activities, see Part II, Item 7 hereof. Certain significant regulatory matters are discussed below.

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

    Union National Financial Corporation is subject to the provisions of the BHC Act, and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that Union National Financial Corporation secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act, which amended the BHC Act, permits bank holding companies to acquire a bank located in any state subject to certain limitations and restrictions.

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

    Permitted Activities.  The Federal Reserve Board permits bank
    ___________________
holding companies to engage in certain activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Other than making equity investments in low to moderate income housing limited partnerships, Union National Financial Corporation does not at this time engage in any other permissible activities, nor does Union National Financial Corporation have any current plans to engage in any other permissible activities in the foreseeable future.

    Legislation and Regulatory Changes.  From time to time,
    ___________________________________
legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on Union National Financial Corporation and its subsidiary. Certain changes of potential significance to Union National Financial Corporation which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

    The Federal Reserve Board, the FDIC and the Comptroller of the Currency (the "Comptroller") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 13, 31 and 32 of Union National Financial Corporation's 1998 Annual Report for information concerning Union National Financial Corporation's capital ratios, which pages are included at Exhibit 13, hereto, and incorporated herein by reference.

    Pending Legislation.  Management cannot anticipate what
    ___________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 32 of Union National Financial Corporation's 1998 Annual Report, which page is included at Exhibit 13, hereto, and incorporated herein by reference.

    Effects of Inflation.  Inflation has some impact on Union
    ____________________
National Financial Corporation's and Union National Community Bank's operating costs. Unlike many industrial companies, however, substantially all of Union National Community Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National Financial Corporation's and Union National Community Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

    Monetary Policy.  The earnings of Union National Financial
    _______________
Corporation and Union National Community Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

    Union National Community Bank is a member of the Federal Reserve System. The policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Union National Community Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of Union National Financial Corporation and Union National Community Bank cannot be predicted.

    Federal Taxation.  Union National Financial Corporation and
    ________________
Union National Community Bank are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. Union National Financial Corporation and its subsidiary file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

    The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax ("AMT"). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the tentative AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (i) the sum of (a) regular taxable income plus (b) certain adjustments, as provided in IRC Sections 56 and 58, and tax preference items, as provided in IRC Section 57 ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). The excess of the tentative AMT over the regular tax for the taxable year is the taxpayer's net minimum tax liability.

    State Tax.  Union National Financial Corporation is subject
    _________
to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1998 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

    Environmental Laws.  Neither Union National Financial
    __________________
Corporation nor Union National Community Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Union National Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Union National Community Bank. Union National Financial Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Union National Community Bank.

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

    As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by Union National Community Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by Union National Community Bank. Currently, neither Union National Financial Corporation nor Union National Community Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is Union National Financial Corporation or Union National Community Bank aware of any circumstances that may give rise to liability under any such statute.

    Supervision and Regulation - Union National Community Bank
_________________________________________________________________

    The operations of Union National Community Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC.

    The primary supervisory authority of Union National Community Bank is the Comptroller, which regulates and examines Union National Community Bank. The Comptroller has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

    As a subsidiary of a bank holding company, Union National Community Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the parent bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

    Federal Deposit Insurance Act.  Under the Federal Deposit
    _____________________________
Insurance Act, the Comptroller possesses the power to prohibit institutions regulated by it (such as Union National Community
Bank) from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law.

    Community Reinvestment Act.  The Community Reinvestment Act
    __________________________
("CRA") now emphasizes performance over process and documentation. Under these revised rules, a five-point rating scale is used; a bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how Union National Community Bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

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

    Bank Secrecy Act.  Under the Bank Secrecy Act ("BSA"), banks
    _________________
and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which Union National Community Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

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

        Truth-In-Savings.  A separate subtitle within FDICIA,
        ________________
called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, Union National Community Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.

    Management believes that full implementation of FDICIA has had no material impact on liquidity, capital resources or reported results of operation. If FDIC insurance premiums assessments increase in the future, Management believes such future increase may have a material impact on future reported results of operations.

        Other.  From time to time, various types of federal and
        _____
state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National Community Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of Union National Community Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Community Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

        Statistical Data.  The information required by this Item
        ________________
is incorporated by reference from pages 18 through 32 of Union
National Financial Corporation's 1998 Annual Report.

        Employees.  As of March 23, 1999, Union National
        __________
Community Bank had 110 full-time employees and 23 part-time employees. None of these employees is represented by a collective bargaining agent, and Union National Financial
Corporation believes it enjoys good relations with its personnel.

ITEM 2.   PROPERTIES.
______    ___________
    Union National Community Bank owns its main office, five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for one branch office located in Manheim, Pennsylvania.

         PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

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

Main Office Annex        Wood frame                   September, 1992
115 East Main Street     construction
Mount Joy, PA 17552      with aluminum siding.
                         Containing approximately
                         1,632 sq. ft. of space.

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

In management's opinion, the above properties are in good condition and are adequate for Union National Community Bank's purposes.

ITEM 3.    LEGAL PROCEEDINGS.
______     __________________

   Management, after consulting with Union National Financial Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National Financial Corporation.
There are no proceedings pending other than ordinary routine litigation incident to the business of Union National Financial Corporation and its subsidiary, Union National Community Bank.
In addition, no material proceedings are known to be contemplated by governmental authorities against Union National Financial Corporation or Union National Community Bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
______    ____________________________________________________

    None.
                             PART II
                             _______

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
______     _________________________________________________
           STOCKHOLDER MATTERS.
           ____________________

    Market and dividend information required by this Item is incorporated by reference herein, from the inside front cover of Union National Financial Corporation's 1998 Annual Report. Union National Financial Corporation's common stock is traded on a very limited basis in the local over-the-counter market. Bid and asked information is not regularly quoted. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 1998 Annual Report. This information represents a limited amount of share transfer activity.

    Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank paid regular cash dividends on their common stock for more than thirty-five years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

    Additional information required by this Item regarding dividend restrictions is incorporated by reference herein, from page 32 of Union National Financial Corporation's 1998 Annual Report, which page is included in Exhibit 13, attached hereto.

    As of March 23, 1999, there were approximately 927 holders of record of Union National Financial Corporation's common stock.

ITEM 6.    SELECTED FINANCIAL DATA.
______     ________________________

    The information required by this Item is incorporated by reference herein, from pages 18 and 19 of Union National
Financial Corporation's 1998 Annual Report, which page is included in Exhibit 13, attached hereto.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
______     _________________________________________________
           CONDITION AND RESULTS OF OPERATION.
           ___________________________________

    The information required by this Item is incorporated by reference herein, from pages 20 through 32 of Union National
Financial Corporation's 1998 Annual Report, which pages are included in Exhibit 13, attached hereto.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
_______     _____________________________________________
            MARKET RISK.
            ____________

    The information required by this Item is incorporated by reference herein, from pages 29 and 30 of Union National
Financial Corporation's 1998 Annual Report, which pages are included in Exhibit 13, attached hereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_______    ____________________________________________

    The information required by this Item is incorporated by reference herein, from pages 4 through 18 of Union National
Financial Corporation's 1998 Annual Report, which pages are included in Exhibit 13, attached hereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
______     ________________________________________________
           ACCOUNTING AND FINANCIAL DISCLOSURE.
           ____________________________________
    None.

                           PART III
                           _________
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
________   _______________________________________________

    The information required by this Item is incorporated by reference herein, from pages 5 through 11 and pages 22 through 24 of Union National Financial Corporation's Proxy Statement for its
1999 Annual Meeting of Shareholders.

    Section 16(a) Beneficial Ownership Compliance.  Section 16(a)
    _____________________________________________
of the Securities Exchange Act of 1934, as amended, requires Union National Financial Corporation's officers and directors, and persons who own more than 10 percent of a registered class of Union National Financial Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish Union National Financial Corporation with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, Union National Financial Corporation believes that during the period January 1, 1998 through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them, except that Mr. Daniel H. Raffensperger, Class B Director, filed one late report during 1998 for one transaction affecting his ownership of Union National Financial Corporation Common Stock.

ITEM 11.    EXECUTIVE COMPENSATION.
________    _______________________

    The information required by this Item is incorporated by reference herein, from pages 12 through 20 of Union National
Financial Corporation's Proxy Statement for its 1999 Annual
Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
________    ___________________________________________________
            MANAGEMENT.
            ___________

    The information required by this Item is incorporated by reference herein, from pages 4 through 6 and pages 22 through 24 of Union National Financial Corporation's Proxy Statement for its
1999 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_______     _______________________________________________

    The information required by this Item is incorporated by reference herein, from pages 21 and 22 of Union National
Financial Corporation's Proxy Statement for its 1999 Annual
Meeting of Shareholders.

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

                 3.     The following Exhibits are filed
                        herewith, or incorporated by reference as a part of this Report:

                        3(i) Union National Financial
                             Corporation's Amended Articles of
                             Incorporation. (Incorporated by
                             reference toExhibit 3(i) to Union
                             National  Financial Corporation's
                             Registration Statement No. 333-27837
                             on Form S-8, filed with the
                             Commission on May 27, 1997.)

                       3(ii) Union National Financial
                             Corporation's Amended By-laws.
                             (Incorporated by reference to
                             Exhibit 3(ii) to Union National
                             Financial Corporation's Registration
                             Statement No. 333-27837 on Form S-8,
                             filed with the Commission on May 27,
                             1997), and the amendment thereto
                             dated November 14, 1998.

                        10.1  Executive Employment Agreement
                              dated as of January 1, 1999,
                              between Mark D. Gainer and

                              Union National Financial
                              Corporation.

                        10.2  Union National Financial
                              Corporation 1988 Stock Incentive
                              Plan. (Incorporated by reference
                              to Union National Financial
                              Corporation's Registration
                              Statement No. 333-27837 on Form
                              S-8, filed with the Commission
                              on May 27, 1997.)

                        10.3  Union National Financial
                              Corporation 1997 Stock
                              Incentive Plan.  (Incorporated
                              by reference to Union National
                              Financial Corporation's
                              Registration Statement No.
                              333-27837 on Form S-8, filed with
                              the Commission on May 27, 1997.)

                          11  Statement re: Computation of
                              Earnings Per Share.
                              (Incorporated by Reference to
                              page of 1 of Union National
                              Financial Corporation's 1998 Annual
                              Report, which is included herein at
                              Exhibit 13.)

                          12  Statement re:  Computation of
                              Ratios. (Incorporated by
                              Reference to page 19 of Union
                              National Financial Corporation's
                              1998 Annual Report, which is
                              included herein at Exhibit 13.)

                          13  Excerpts from Union National
                              Financial Corporation's 1998
                              Annual Report to Shareholders.

                          21  Subsidiaries of the Union National
                              Financial Corporation.

                          23  Consent of Independent Auditors.

                          27  Financial Data Schedule.

            (b)  No Current Report on Form 8-K was filed by
                 Union National Financial Corporation during the fourth quarter of the 1998 fiscal year.

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

                            UNION NATIONAL FINANCIAL CORPORATION
                             ____________________________________
                                             (Registrant)


                          By  /s/ Mark D. Gainer
                              ____________________________
                              Mark D. Gainer, President
                              and Chief Executive Officer

                              Date:    March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

                                               DATE
                                               ____

By   /s/ Mark D. Gainer                   March 25, 1999
     ________________________
     Mark D. Gainer
     President, Chief Executive Officer
     and Director (principal executive officer)

By   /s/ Donald H. Wolgemuth              March 25, 1999
     ________________________
     Donald H. Wolgemuth
     Chairman of the Board of Directors
     and Director


By   /s/ William E. Eby                   March 25, 1999
     ________________________
     William E. Eby, Director

By   /s/ Clement M. Hoober                March 25, 1999
     ________________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)

By   /s/ Franklin R. Eichler              March 25, 1999
     ________________________
     Franklin R. Eichler, Director

By   /s/ E. Ralph Garber                  March 25, 1999
     ________________________
     E. Ralph Garber, Director

By   /s/ Daniel C. Gohn                   March 25, 1999
     ________________________
     Daniel C. Gohn, Director

By   /s/ Carl R. Hallgren                 March 25, 1999
     ________________________
     Carl R. Hallgren, Director

By   /s/ David G. Heisey                  March 25, 1999
     ________________________
     David G. Heisey, Director

By   /s/ William D. Linkous               March 25, 1999
     ________________________
     William D. Linkous, Director

By   /s/ Daniel H. Raffensperger          March 25, 1999
     ________________________
     Daniel H. Raffensperger, Director

By   /s/ Benjamin W. Piersol, Jr.         March 25, 1999
     ________________________
     Benjamin W. Piersol, Jr., Director

:94699

                            EXHIBIT INDEX
                                                  Sequential Page
 Exhibit                                       Number in Manually
 Number                                           Signed Original
 ______                                         _________________
  3(i)    Union National Financial Corporation's
          Amended Articles of Incorporation.
         (Incorporated by reference to Exhibit 3(i)
          to Union National Financial Corporation's
          Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on
          May 27, 1997.)

  3(ii)   Union National Financial Corporation's          27
          Amended By-laws.(Incorporated by reference
          to Exhibit 3(ii) to Union National Financial
          Corporation's Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on
          May 27, 1997), and the amendment thereto dated
          November 14, 1998.

  10.1    Executive Employment Agreement dated as of      29
          January 1, 1999, between Mark D. Gainer and
          Union National Financial Corporation.

  10.2    Union National Financial Corporation 1988 Stock
          Incentive Plan. (Incorporated by Reference to
          Union National Financial Corporation's
          Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on May 27, 1997.)

  10.3    Union National Financial Corporation 1997 Stock
          Incentive Plan.  (Incorporated by Reference to
          Union National Financial Corporation's
          Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on May 27, 1997.)

  11      Statement re: Computation of Earnings Per Share.
          (Incorporated by Reference to page 1 of Union
          National Financial Corporation's 1998 Annual Report, which is included herein at Exhibit 13.)

  12      Statement re:  Computation of Ratios.
          (Incorporated by Reference to page 19 of Union National Financial Corporation's 1998 Annual
          Report, which is included herein at Exhibit 13.)

  13      Excerpts from Union National Financial          47
          Corporation's 1998 Annual Report to
          shareholders.

  21      Subsidiaries of Union National Financial        84
          Corporation.

  23      Consent of Independent Auditors.                86

  27      Financial Data Schedule.                        88
