Form 10-Q
period 1999-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1999-08-10
CIK 874482

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended          June 30, 1999
                                _________________________________

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,501,060    shares of $.25 (par) common stock were
_________________
outstanding as of   August 1, 1999.
                  _________________

                UNION NATIONAL FINANCIAL CORPORATION
                             10Q INDEX                      Page
                                                             #
                                                           ____
PART I      - FINANCIAL INFORMATION:
            ______________________

  Item 1    - Financial Statements

            - Consolidated Statements of Financial Condition    1

            - Consolidated Statements of Income                 2

            - Consolidated Statements of Comprehensive Income   2

            - Consolidated Statements of Cash Flows             3

            - Notes to Consolidated Financial Statements      4-5

  Item 2    - Management's Discussion and Analysis of
              Financial Condition and Results of Operations  6-18

  Item 3    - Quantitative and Qualitative Disclosures About
              Market Risk                                   16-17

PART II     - OTHER INFORMATION
           _________________

  Item 1    - Legal Proceedings                                19

  Item 2    - Change in Securities                             19

  Item 3    - Defaults Upon Senior Securities                  19

  Item 4    - Submission of Matters to a Vote of Security
              Holders                                          19

  Item 5    - Other Information                                19

  Item 6    - Exhibits and Reports on Form 8-K                 19

Signature Page                                                 20

Exhibit 27  - Financial Data Schedule                          21

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
             (In Thousands)                 6/30/99      12/31/98
                                           ______________________
ASSETS

Cash and Due from Banks                     $6,788        $7,341
Federal Funds Sold                               0         7,795
Investment Securities Held to Maturity
(Market Value - 1999-$26,947;1998-$24,524)  27,139        24,079
Investment Securities Available for Sale    52,793        51,676
Loans(Net of Unearned Income)              169,832       163,796
Less: Allowance for Loan Losses             (1,786)       (1,743)
                                           ______________________
     Total Net Loans                       168,046       162,053

Premises and Equipment - Net                 5,218         5,247
Accrued Interest Receivable                  1,725         1,561
Deferred Income Taxes                          550           219
Investment in Limited Partnerships             857           882
Other Assets                                   306           515
                                           ______________________
    TOTAL ASSETS                          $263,422      $261,368
                                           ======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $21,526       $20,606
 Interest-Bearing                          184,244       184,938
                                           ______________________
    Total Deposits                         205,770       205,544

Short-Term Borrowing                         2,402           187
Long-Term Debt                              30,535        30,624
Accrued Interest Payable                     1,062         1,060
Other Liabilities                              279           256
                                           ______________________
     TOTAL LIABILITIES                     240,048       237,671

STOCKHOLDERS' EQUITY*
Common Stock (Par Value $.25)                  659           627
  Shares: Authorized - 20,000,000; Issued -
  2,635,766 in 1999 (2,508,484 in 1998)
  Outstanding - 2,505,801 in 1999 (2,410,820
  in 1998)
Surplus                                      7,445         4,793
Retained Earnings                           18,536        20,184
Accumulated Other Comprehensive Income        (413)          242
Less: Treasury Stock - at cost
 (129,965 shares in 1999 and 97,664 shares
  in 1998)                                  (2,853)       (2,149)
                                           ______________________
      TOTAL STOCKHOLDERS' EQUITY            23,374        23,697
                                           ______________________
     TOTAL LIABILITIES and
     STOCKHOLDERS' EQUITY                 $263,422      $261,368
                                           ======================

*The Stockholders' Equity and share information as of June 30, 1999 reflects the 5% stock dividend declared by the Corporation's
Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                      Three Months Ended June 30,
                                   _____________________________
(In Thousands, except Per Share Data)         1999       1998
                                   _____________________________
INTEREST INCOME
Interest and Fees on Loans                   $3,555       $3,484
Investment Securities:
  Taxable                                       844          710
  Exempt from Federal Taxes                     316          242
Deposits in Banks                                 0            0
Federal Funds Sold                               34           37
                                          _______________________
   Total Interest Income                      4,749        4,473

INTEREST EXPENSE
Deposits                                      1,733        1,749
Short-Term Borrowing                              7            5
Long-Term Debt                                  408          397
                                          _______________________
   Total Interest Expense                     2,148        2,151
                                          _______________________
   Net Interest Income                        2,601        2,322
PROVISION for LOAN LOSSES                        58          130
                                          _______________________
Net Interest Income after Provision
  for Loan Losses                             2,543        2,192
OTHER OPERATING INCOME
Trust Income                                     31           34
Service Charges on Deposit Accounts             144          114
Other Service Charges, Commissions, Fees        160          117
Investment Securities Gains/(Losses)              0           (7)
Other Income                                     18            8
                                          _______________________
    Total Other Operating Income                353          266

OTHER OPERATING EXPENSES
Salaries and Wages                              921          728
Retirement Plan and Other Employee Benefits     199          153
Net Occupancy Expense                           131          149
Furniture and Equipment Expense                 103          108
FDIC Insurance Assessment                         6            5
Other Operating Expenses                        544          460
                                          _______________________
    Total Other Operating Expenses            1,904        1,603
                                          _______________________
    Income before Income Taxes                  992          855
PROVISION for INCOME TAXES                      201          178
                                          _______________________
    NET INCOME for PERIOD                      $791         $677
                                          =======================
PER SHARE INFORMATION*
 Net Income for Period (Basic and Assuming
    Dilution)                                 $0.31        $0.27
 Cash Dividends                              $0.138       $0.100

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                          $791         $677
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains/(Losses) on
   Investment Securities Available for Sale
   Arising during Period                       (477)          12
Reclassification adjustment for (Gains)/
   Losses included in Net Income                  0            4
                                          _______________________
   Other Comprehensive Income (Loss)           (477)          16
                                          _______________________
     COMPREHENSIVE INCOME for PERIOD           $314         $693
                                          =======================

*Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 8, 1999, payable on
May 14, 1999 to stockholders of record on April 26, 1999.

The accompanying notes are an integral part of the consolidated financial statements.
                                        Six Months Ended June 30,
                                    _____________________________

(In Thousands, except Per Share Data)         1999       1998
                                    _____________________________
INTEREST INCOME
Interest and Fees on Loans                   $7,052       $6,846
Investment Securities:
  Taxable                                     1,643        1,416
  Exempt from Federal Taxes                     618          478
Deposits in Banks                                 1            1
Federal Funds Sold                               95           88
                                          _______________________
   Total Interest Income                      9,409        8,829

INTEREST EXPENSE
Deposits                                      3,475        3,449
Short-Term Borrowing                             10           12
Long-Term Debt                                  801          786
                                          _______________________
   Total Interest Expense                     4,286        4,247
                                          _______________________
   Net Interest Income                        5,123        4,582
PROVISION for LOAN LOSSES                        99          229
                                          _______________________
Net Interest Income after Provision
  for Loan Losses                             5,024        4,353
OTHER OPERATING INCOME
Trust Income                                     62           68
Service Charges on Deposit Accounts             264          210
Other Service Charges, Commissions, Fees        298          223
Investment Securities Gains/(Losses)              0           (7)
Other Income                                     63           59
                                          _______________________
    Total Other Operating Income                687          553

OTHER OPERATING EXPENSES
Salaries and Wages                            1,774        1,470
Retirement Plan and Other Employee Benefits     408          311
Net Occupancy Expense                           293          280
Furniture and Equipment Expense                 193          201
FDIC Insurance Assessment                        12           11
Other Operating Expenses                      1,082          956
                                          _______________________
    Total Other Operating Expenses            3,762        3,229
                                          _______________________
    Income before Income Taxes                1,949        1,677
PROVISION for INCOME TAXES                      400          347
                                          _______________________
    NET INCOME for PERIOD                    $1,549       $1,330
                                          =======================
PER SHARE INFORMATION*
 Net Income for Period (Basic and Assuming
    Dilution)                                 $0.61        $0.52
 Cash Dividends                              $0.267       $0.195

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $1,549       $1,330
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains/(Losses) on
   Investment Securities Available for Sale
   Arising during Period                       (655)          32
Reclassification adjustment for (Gains)/
   Losses included in Net Income                  0            4
                                          _______________________
   Other Comprehensive Income (Loss)           (655)          36
                                          _______________________
     COMPREHENSIVE INCOME for PERIOD           $894       $1,366
                                          =======================

*Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 8, 1999, payable on
May 14, 1999 to stockholders of record on April 26, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       Six Months Ended June 30,
                                    _____________________________
         (In Thousands)                        1999         1998
                                    _____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                    $1,549      $1,330
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                227         236
    Provision for Loan Losses                     99         229
    Investment Securities (Gains)/Losses           0           7
    Provision for Deferred Income Taxes            6         (19)
    (Increase)/Decrease in Accrued
      Interest Receivable                       (164)        (11)
    (Increase)/Decrease in Other Assets          219         (69)
    Increase/(Decrease) in Other Liabilities      24         332
                                          _______________________
    Net Cash Provided by Operating Activities  1,960       2,035
CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in Federal Funds Sold  7,795       1,045
Proceeds from Sales of Available for Sale
 Securities                                        0       4,936
Proceeds from Maturities of
 Available for Sale Securities                14,335      20,423
Proceeds from Maturities of
 Held to Maturity Securities                   1,493         669
Purchases of Available for Sale Securities   (16,444)    (22,320)
Purchases of Held to Maturity Securities      (4,553)     (2,231)
Loans Made to Customers, Net of
 Principal Collected on Loans                 (6,092)    (12,994)
Purchases of Property and Equipment             (183)        (29)
                                          _______________________
    Net Cash (Used in)Investing Activities    (3,649)    (10,501)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         (5,093)      3,320
Net Increase/(Decrease) in Certificates
 of Deposit                                    5,319       5,434
Net Increase/(Decrease) in Short-Term
 Borrowing                                     2,215           0
Proceeds from Issuance of Long-Term Debt       1,587         809
Payment on Long-Term Debt                     (1,675)       (140)
Acquisition of Treasury Stock                   (704)     (1,829)
Issuance of Common Stock                         162         126
Cash Dividends Paid                             (675)       (502)
                                          _______________________
   Net Cash Provided by Financing Activities   1,136       7,218
                                          _______________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                           (553)     (1,248)
CASH and CASH EQUIVALENTS -
  Beginning of Period                          7,341       6,490
                                          _______________________
CASH and CASH EQUIVALENTS - End of Period     $6,788      $5,242
                                          =======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
 Interest Paid to Depositors                  $3,467      $3,402
 Interest Paid - Other                           818         792
 Income Taxes                                    430         320

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

4. All per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999. The basic weighted average number of shares of common stock outstanding used was approximately 2,514,179 and 2,531,861 for the three month period ended June 30, 1999 and 1998, respectively, and 2,519,960 and 2,549,823 for the six month period ended June 30, 1999 and 1998, respectively.

5. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows:
- 131,071 shares which are reserved for issuance under Union National's 1988 and 1997 Stock Incentive Plans;
- 105,000 shares which are reserved for issuance under Union National's 1997 Employee Stock Purchase Plan;
- 63,000 shares which are reserved for issuance under Union National's 1999 Independent Directors Stock Option Plan; and
- 165,375 shares which are reserved for issuance under Union National's Dividend Reinvestment and Stock Purchase Plan.
As of June 30, 1999, options to purchase 5,071 shares have been granted under Union National's 1988 Stock Incentive Plan. The exercise price for such options is $22.16. No options have been exercised as of June 30, 1999 under this plan. As of June 30, 1999, options to purchase 12,600 shares have been issued under Union National's 1997 Stock Incentive Plan. The exercise price for such options in $18.81. No options have been exercised as of June 30, 1999 under this plan. As of June 30, 1999, options to purchase 47,250 shares have been granted under Union National's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.13. As of June 30, 1999, 1,642 options have been exercised under this plan. As of June 30, 1999, options to purchase 10,500 shares have been granted under Union National's 1999 Independent Directors Stock Option Plan. The exercise price for such options is $22.75. No options have been exercised as of June 30, 1999. As of June 30, 1999, 32,512 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan.

6. As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules or the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement No. 130 requires unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $314,000 for the quarter ended June 30, 1999 compared to $693,000 for the same period of 1998. For the six months ended June 30, 1999 total comprehensive income was $894,000 compared to $1,366,000 for the same period of 1998.

7. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards fr the way that public business enterprises report information about operating segments in annual and interim financial statements. The Corporation has only one operating segment which comprises the Bank's banking and fiduciary activities.

8.   The results of operations for the six month period ended
June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

9.   Certain reclassifications have been made to the 1998
consolidated financial statements to conform with the 1999 presentation.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company (Union National), and its wholly-owned subsidiary, Union National Community Bank (the
Bank). Union National's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1998 Annual Report. Current performance does not guarantee or indicate similar performance in the future.

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank, or the combined company. When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank, or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:
-  operating, legal, and regulatory risks;
- economic, political, and competitive forces affecting our banking, securities, asset management, and credit services businesses; and
- the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Results of Operations
_____________________
Overview

Consolidated net income for the six months ended June 30, 1999 was $1,549,000, an increase of 16.5%, as compared to the consolidated net income of $1,330,000 for the same period of 1998.

Consolidated net income for the three months ended June 30, 1999 was $791,000, an increase of 16.8%, as compared to the consolidated net income of $677,000 for the same period of 1998.

On a per share basis, net income for the six months ended June 30, 1999 was $.61, an increase of 17.3%, as compared to $.52 for the same period in 1998. On a per share basis, net income for the three months ended June 30, 1999 was $.31, an increase of 14.8%, as compared to $.27 for the same period in 1998. Per share information reflects the 5% stock dividend declared by Union National's Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999.

Results of operations for the six months ended June 30, 1999 as compared to the same period in 1998 were impacted by the following items:
- Net income increased due to growth of 5.2% in average net loans and growth of 24.3% in average investment securities, which was funded primarily by growth in average deposits.
- Net income increased due to a 24.2% increase in other operating income.
- Net income increased due to a slight widening of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and long-term debt.
- Net income increased due to a decrease in the provision for loan losses.
- Net income decreased due to a 16.5% increase in other operating expenses.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 1.19% on an annualized basis for the six months ended June 30, 1999, as compared to 1.13% for the same period in 1998. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 13.2% on an annualized basis for the six months ended June 30, 1999, as compared to 11.7% for the same period in 1998. ROE was positively impacted by the repurchase of 32,301 shares of outstanding common stock since the beginning of 1999. See the discussion under the section on Stockholder's Equity for further details.

Management currently expects a moderation in the growth of deposits for the remainder of 1999 as compared to historic growth rates of deposits. This is due to the Bank's ability to lower its cost of funds rate on deposits since growth in deposits has recently outpaced the Bank's funding needs for loan growth. As a result the rate paid on average interest-bearing deposits has decreased from 4.23% at June 30, 1998 to 3.83% at June 30, 1999. However, Management has taken specific actions to enhance the Bank's competitive position for loans, deposits, and other financial services in northwestern Lancaster County, Pennsylvania (the Bank's Market Area). These actions include renewed emphasis on business development and on sales training for staff, further development of the Bank's cash management program for commercial customers, and the strategic promotion of the Bank's retail offices in light of continued consolidation of financial institutions in the Bank's Market Area. The funding for loan growth is further discussed under the section on Liquidity.

Management also currently expects a moderation in loan growth for the remainder of 1999 as compared to historic growth rates.
However, the following items are currently expected to enhance loan growth during the remainder of 1999:
- lending rates are at generally affordable rates for prospective borrowers;
- renewed emphasis on business development and sales training for staff;
- further product development and promotion of the Bank's consumer and home equity lines of credit;
- economic stability of the Bank's Market Area as discussed later in this section; and
- continued population growth and business development in the Bank's Market Area.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the six months ended June 30, 1999 increased by $608,000 or 12.5%, over the same period in 1998. Commercial, residential, and consumer average loan growth of $8,120,000 and average investment security growth of $15,152,000 was funded primarily by the growth in average deposits of $21,760,000. Average earning assets increased in the amount of $24,105,000 in the aggregate over the same period in 1998. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $540,000.

The overall interest rate on the average total earning assets decreased to 7.90% for the current period, as compared to 8.17% for the same period of last year. This was due to overall declines in market interest rates and due to the refinancing of higher interest rate loans to lower interest rates. The overall interest rate on the average interest-bearing liabilities decreased to 4.05% for the current period, as compared to 4.45% for the same period of last year. This is due to decreases in rates paid on core deposits and the repricing of adjustable-rate advances from the Federal Home Loan Bank of Pittsburgh (FHLB) to lower current market rates. The net effect of all interest rate fluctuations and funding changes was to increase net interest income in the amount of $68,000 for the current period over the same period in 1998. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 1999.

As referenced above, in order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the FHLB. The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of June 30, 1999, the Bank has received long-term advances of $30,535,000 from its available credit of $81,390,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances have a current average effective rate of 5.41% with maturities ranging from June 2000 to September 2008.

Commencing October 1998, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 8.50% to 7.75%. The immediate impact of these short-term interest rate decreases was to decrease interest rates on loans and deposits that adjust according to short-term rate indexes and to decrease reinvestment rates on investment securities and renewing certificates of deposit. However, in June 1999, the Federal Reserve Bank opted to begin to tighten the monetary supply and the prime interest rate increased from 7.75% to 8.00%. This still reflects an overall decline in interest rates from the first six months of 1998. As a result of this and Management's efforts to manage the net interest margin, it is currently expected that for the remainder of 1999, the Bank's net interest margin will remain stable in comparison to the current net interest margin and will widen slightly in comparison to the same period of 1998. In addition, the growth in the earning assets during 1998 and the first six months of 1999 is currently expected to increase the net interest margin for the remaining months of 1999 over the same period of 1998. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 1999, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. Based on the Bank's current model and estimates as of June 30, 1999, the factors discussed above will have a net positive impact to the net interest margin for the remaining months of 1999, as compared to the same period in 1998. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $99,000 for the six months ended June 30, 1999 and $229,000 for the six months ended June 30, 1998. Net charge-offs for the six months ended June 30, 1999 were $56,000 as compared to $113,000 for the same period of last year. The decrease in the provision over the same period of last year is primarily a result of the decrease in net charge-offs and $6,846,000 less loan growth in the first six months of 1999 as compared to the same period of the prior year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the six months ended June 30, 1999 was $687,000, representing an increase of $134,000, or 24.2%, over the same period in 1998. Contributing to this increase were the following items:

- increased mutual fund sales and resulting commissions of $25,000 from the Bank's continued relationship with T.H.E. Financial Group, Ltd.;
- additional earnings in insufficient funds charges in the amount of $36,000, which were primarily a result of an increase in the Bank's per item insufficient funds charge effective in June 1998;
- additional earnings in monthly service charges in the amount of $13,000, which were primarily a result of increases in monthly service charges on noninterest bearing accounts effective May 1, 1999;
-  additional earnings from check sales in the amount of $14,000;
- additional earnings on commissions from the sale of loan insurance in the amount of $20,000, which was primarily a result of an increase in the Bank's commission rates; and
- increased usage of the Bank's debit cards resulting in additional earnings in interchange fee income in the amount of $21,000.
The Bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the six months ended
June 30, 1999 increased by $533,000, or 16.5%, over the same period in 1998. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $304,000, or 20.7%, over the same period in 1998. This increase was essentially due to annual merit and cost of living increases, planned staff additions, and an accrual for an incentive compensation plan which is based on the Bank's 1999 financial performance. New staff positions include a senior vice president to lead retail and commercial banking, a senior vice president to lead sales and marketing efforts, a community banking group manager, an accounting officer, a full-time business development officer, a quality service manager, and additional staff for our new telephone banking center, for the credit services division, and for retail banking, training, and support. The majority of these staff positions were added during the third and fourth quarters of 1998. Staff changes from 1998 to 1999, including the above staff additions and retirements and early retirement payments in 1998, are currently expected to reduce results of operations by an immaterial amount for the remainder of 1999 as compared to the same period of last year.


Related fringe benefits increased by $97,000, or 31.2%, from the same period in 1998. The increased expense is primarily a result of increased employee benefit costs as a result of staff additions. Benefit costs were also increased by $27,000 as a result of the implementation of the Union National Community Bank 401(k) Profit Sharing Plan which replaced the previous profit sharing plan. This plan was effective January 1, 1999 and allows employees to contribute a portion of their salaries and wages to the plan. The Bank may elect to make a discretionary contribution to the plan and may also match a portion of employee elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 1999, the Bank has elected to match 50% of employee elected salary deferrals which do not exceed 6% of their salaries and wages. The Bank currently expects its total 1999 contribution to the new 401(k) profit-sharing plan to reduce results of operations by approximately $24,000, net of income taxes, for the remainder of 1999 compared to the same period of last year.

Other operating expenses for the six months ended June 30, 1999, increased by $126,000, or 13.2%, over the same period in 1998. Contributing factors to the increase in other operating expenses as compared to the same period in 1998 included the following:
- an increase in advertising expenses in the amount of $54,000 as a result of expenditures for the development and promotion of the Bank's new logo and expenditures for various sales campaigns;
-  an increase in supplies expense of $24,000;
- an increase in MAC fees of $19,000 due to higher transaction volumes; and
- an increase in costs related to Y2K preparations in the amount of $9,000.

The above items were partially offset by a decrease in legal and professional fees which resulted from a decrease in expenditures in 1999 for legal fees related to loan matters and a decrease in expenditures for consulting fees.

Income Taxes

Union National's income tax expense increased by $53,000 for the six months ended June 30, 1999 to $400,000 from $347,000 for the same period in 1998. The effective tax rate was 20.5% for the six months ended June 30, 1999 and 20.7% for the six months ended June 30, 1998. The increase in income tax expense was due to the increase in corporate earnings before income taxes. Currently, the effective tax rate of Union National for the remaining months of 1999 is expected to approximate the effective tax rate in 1998.

Year 2000 Issues
________________
The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on Union National of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

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

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs, and guidance regarding Year 2000 issues. Regulatory examinations of the Bank's Year 2000 programs are conducted on a quarterly basis and reports are regularly provided to Union National's Board of Directors.

Corporation's State of Readiness

Union National Financial Corporation is committed to ensuring that daily operations suffer little or no impact from the century date change. Union National has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines and the Securities and Exchange Commission's Release No. 33-7558. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation, and implementation.

Based on an ongoing assessment, Union National has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. Union National presently believes that implementing modifications to existing software and hardware, the Year 2000 Problem can be mitigated. However, if such modifications are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of Union National.

Management has initiated an enterprise-wide program to prepare Union National's computer systems and applications for the Year 2000. Union National has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs, and non-computer related systems (such as postage meters and fax machines). This assessment identified eleven mission-critical or related systems which could have a significant impact on Union National due to the effect of the century date change. As of March 31, 1999, Union

National has remedied all eleven of its identified mission-critical and related systems.

The Bank has communicated with and completed its Year 2000 credit risk assessment of its material customers. Material customers include significant commercial borrowers that could pose a credit risk to the Bank and significant commercial depositors that could pose a liquidity risk to the Bank, if they are not Year 2000 compliant and their businesses are disrupted. In addition, follow-up communication will be scheduled during the third quarter of 1999 for certain material customers according to the Bank's initial risk assessment.

Union National has initiated communications with all of its significant vendors, suppliers, and business partners to assure continuation of service by determining the extent to which Union National is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. These include external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies. These vendors' Year 2000 readiness responses are being assessed as to their Year 2000 compliance status. In the event that any of Union National's significant vendors, suppliers and business partners do not successfully achieve Year 2000 compliance in a timely manner, Union National's business or operations could be adversely affected. Currently, these significant entities are indicating that they are on schedule to be Year 2000 ready. If significant entities fail to meet Year 2000 operating requirements, Union National intends to engage alternative suppliers or systems. Nevertheless, Union National does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition. Union National does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000

Union National is utilizing both internal and external resources to correct or modify and test its systems for Year 2000 compliance. For the remaining months of 1999, Union National is currently expecting direct incremental costs related to the Year 2000 problem to reduce results of operations by $20,000, net of income taxes. This cost estimate reflects only an immaterial increase over Year 2000 related costs incurred in the second half of 1998. The estimated Year 2000 project costs include the costs associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. In addition to these direct incremental costs, Union National has and will continue to utilize significant internal labor resources in its Year 2000 related activities including systems, audit, and administrative staff. The total cost of the project is being funded through operating cash flows. Union National does not expect the amounts required to be expensed in 1999 to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by Union National's significant third-parties, be it suppliers of services or customers, the Y2K issue could possibly have a material adverse effect on Union National's operations and financial position.

Risks of Year 2000

At present, Management believes its progress in remedying Union National's systems, programs, and applications and installing Year 2000 compliant upgrades is on target. As of March 31, 1999, Union National has remedied all eleven of its identified mission-critical and related systems. The Year 2000 computer problem creates risk for Union National from unforseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Union National has completed testing of its own remediated mission-critical systems for Year 2000 compliance as of June 30, 1999. Failure of third-party systems relative to the Year 2000 issue could have a material impact on Union National's ability to conduct business.

Contingency Plans

Union National has developed business resumption and cash liquidity contingency plans. These plans are for the possibility of the failure of its systems at critical dates in the future and for disruptions caused by power outages and telecommunication system failures.

A remediation contingency plan is to provide an alternative system in the event a mission-critical system cannot be fully implemented and tested for Y2K readiness by a reasonable date that ensures a continuity of the Bank's core business processes. Since Union National's mission-critical systems have been remediated and tested for Year 2000 compliance as of June 30, 1999, it is not necessary for Union National to develop a remediation contingency plan.

Regulatory Activity
___________________
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank. Congress has proposed "modernization" of the financial services industry. This proposed modernization will have the effect of deregulating and expanding the business activities of financial institutions. These additional activities may include broader insurance powers, securities underwriting activities, and the offering of equity investments by commercial banks. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Union National and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of Union National will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were adopted, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have a negative impact on Union National's results of operations.

Further, the business of Union National is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

As the Year 2000 approaches, regulation of Union National and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect Union National and/or the Bank follows.

In December 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing Union National's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service mission-critical applications, which are applications vital to the successful continuance of a core business activity.

The OCC issued an advisory indicating that Year 2000 preparedness will be factored into reviews of de novo charters, conversions, business combinations, and establishment of federal branches and agencies as well as hardware and software systems integration issues related to business combinations.

In addition, the OCC recently issued an advisory providing guidance in key milestones and testing methods for institutions to use to prepare their systems and applications for the Year 2000. Institutions should develop and implement written testing strategies and plan to test both internal and external systems. In May 1998, the FFIEC issued two interagency statements with regard to Year 2000 readiness. The first statement provided guidance for institutions to design its Year 2000 contingency plan to mitigate the risks associated with the institution's failure to become Year 2000 compliant or the failure of mission-critical systems at specific dates. The second statement provided suggestions for developing a customer awareness program and identifies issues that financial institutions should be prepared to discuss with customers.

Changes in Accounting Standards
_______________________________
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of this Statement allow Union National to reclassify held to maturity securities to an available for sale classification. Union National does not expect the provisions of this Statement to have a material effect on the liquidity, results of operations, or capital resources of Union National when it becomes effective. The effective date of this pronouncement was delayed until the first quarter of 2001 through the issuance of SFAS No. 137.

In October 1998, the Financial Accounting Standards Board issued Statement No. 134, (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." There is no incidence of coverage for Union National under this Statement.


Current Accounting Developments
_______________________________
In December 1998, the Financial Accounting Standards Board (FASB) issued an invitation to comment document entitled "Methods of Accounting for Business Combinations: Recommendations of the G4+1 for Achieving Convergence." Subsequently in April 1999, the FASB tentatively agreed to eliminate the pooling-of-interests method of accounting for business combinations effective January 1, 2001. In reaching its conclusion, the Board commented that the use of two methods, purchase and pooling-of-interests, makes it difficult for users to compare the financial statements of companies engaged in business combinations, and that the pooling method is inconsistent with the general concept of fair value associated with acquisitions. Accordingly, the Board concluded that there should be a single method of accounting for all business combinations, and that method is the purchase method.
As a general rule, the purchase method establishes a new accounting basis for the assets and liabilities acquired based on fair value and recognizes goodwill (positive or negative). Goodwill, the difference between the purchase price and total value of assets and liabilities obtained, is an intangible asset that must be amortized over future periods. Regarding transition, the Board tentatively concluded that all business combinations reported before final issuance of a new standard, as well as all combinations in process at the time the new standard is issued should be accounted for under APB 16 as a pooling, if the pooling criteria within the standard are met. The FASB expects to issue an Exposure Draft during 1999, but has not yet indicated when it expects to issue the final standard.

Credit Risk and Loan Quality
____________________________
Other than as described herein, Management does not believe there are any trends,

SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________
                                    June 30,      December 31,
      (In Thousands)                 1999             1998
                                  ____________________________

Nonaccruing Loans                    $129             $131
Accrual Loans - 90 days or more
 past due                           1,136              843
Restructured Accrual Loans              0                0
Other Real Estate Owned                86              379
                                    _______________________
   Total Nonperforming Assets      $1,351           $1,353
                                    =======================
   Nonperforming Assets
   as a % of Net Loans                0.8%             0.8%
                                    =======================
   Allowance for Loan Losses
   as a % of Nonperforming Loans      141%             179%
                                    =======================

Analysis of Allowance for Loan Losses
_____________________________________
                                       Six Months Ended June 30,
                                    ____________________________
           (In Thousands)                    1999        1998
                                          ______________________
Average Total Loans Outstanding
   (Less Unearned Income)                  $165,730     $157,610
                                           ======================
Allowance for Loan Losses,
   Beginning of Period                       $1,743       $1,593

Loans Charged-off During Period                  92          145

Recoveries of Loans Previously
   Charged-off                                   36           32
                                           ______________________
   Net Loans Charged-off                         56          113

Addition to Provision for Loan Losses
   Charged to Operations                         99          229
                                           _____________________
Allowance for Loan Losses,
   End of Period                             $1,786       $1,709

                                           ======================
Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.07%        0.14%
                                           ======================
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.05%        1.03%
                                           ======================


events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,436,000 to comply with their respective repayment terms. This amount represents a slight decrease from the amount of $2,526,000 at December 31, 1998. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, Management currently estimates that a portion of these loans will be classified as nonperforming in the remaining months of 1999.

At June 30, 1999, total nonperforming assets amounted to $1,351,000, or .8% of total net loans, as compared to a level of $1,353,000, or .8%, at December 31, 1998. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of
 .7%.

Allowance for Loan Losses
_________________________
The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses and is formally reviewed by Management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. While Management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's Allowance for Loan Losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

The allowance for loan losses increased by $43,000 for the six months ended June 30, 1999, and the ratio of the allowance for loan losses to net loans was 1.05% at June 30, 1999, as compared to 1.06% at December 31, 1998. The increase in the allowance for loan losses for the six month period was due primarily to an increase in loans outstanding of $6,036,000 for the six month period. Management believes, based on information currently available, that the current allowance for loan losses of $1,786,000 is adequate to meet potential loan losses. As of April 1999, a review of selected portions of the Bank's commercial loan portfolio was completed by an outside independent consultant. At the conclusion of the review, the consultant did not recommend any increase in the allowance for loan losses. It is anticipated that there will be another review performed by an outside independent consultant in 1999.

Liquidity
_________
Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are as follows:
- maturing investment securities, which include overnight investments in federal funds sold;
- overnight correspondent bank borrowing on various credit lines;

-  payments on loans and mortgage-backed securities; and
-  a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the Bank's minimum defined level. There are no known trends, or any known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way, except the expectation for customers to withdraw or request additional amounts in cash from their deposit accounts or lines of credit as the year 2000 approaches. Union National has developed a cash liquidity contingency plan incorporating third-party cash sources and the Federal Reserve Bank. Union National believes it will meet any temporary increases in cash demands resulting from the year 2000 issue.

Membership in the FHLB provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The Bank has a maximum funding capacity of up to $81,390,000 available at the FHLB. In order to provide funding for the Bank's loans and investments, the Bank had outstanding borrowing from the FHLB of $30,535,000 at June 30, 1999 and $27,948,000 at June 30, 1998.

Market Risk - Interest Rate Risk
________________________________
As a financial institution, Union National's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Bank's assets and liabilities. Virtually all of Union National's interest-sensitive assets and liabilities are held by the Bank, and therefore, interest rate risk management procedures are performed by the Bank. The nature of the Bank's current operations is such that the Bank is not subject to foreign currency exchange or commodity price risk. Union National does not own any trading assets. Union National has not entered into any hedging transactions such as interest rate floors, caps, and swaps.

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the Bank's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the Bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve month period. As a result of the simulation model, it is currently anticipated that a hypothetical two percent general rise or decline in prevailing market interest rates over a one-year period will have an immaterial impact on the Bank's net interest income over the next twelve months. The computations do not contemplate any actions Management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The Bank managed its interest rate risk position for the six months ended June 30, 1999 by the following:
-  marketing its variable rate home equity line of credit;
- additions to or by repositioning of its investment security portfolio into floating, short- or long-term securities;
- increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $2,193,000 for the period);
- managing and expanding the Bank's core deposit base including deposits obtained in the Bank's commercial cash management programs; and
- additions to or restructuring of adjustable- and fixed-rate advances from the FHLB, including convertible advances.
The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________
Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. Other than discussed herein, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for the remaining months of 1999, except as discussed below concerning Union National's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On February 11, 1999, Union National announced that the Board of Directors had authorized and approved a plan to purchase up to 56,000 shares of Union National's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 1999, a total of 25,838 shares of common stock were repurchased under this plan at a cost of $577,571. This amount was funded from consolidated earnings. Union National and the Bank remain well capitalized and meet all regulatory capital guidelines after the repurchase of the shares.

The Bank has risk-based capital ratios exceeding the regulatory requirement. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 1999, as compared to the Bank's current risk-based capital ratio of 14.20%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of December 31, 1998, the Bank was categorized as well capitalized. Management is not aware of any conditions or events that would adversely affect the Bank's capital. The Bank maintains the following leverage and risk-based capital ratios:

      (In Thousands)                     June 30,   December 31,
                                            1999          1998
                                         _________     __________
Tier I - Total Stockholders' Equity      $ 22,667      $ 22,231
Tier II - Allowance for Loan Losses         1,786         1,743
                                         _________     __________
   Total Qualifying Capital              $ 24,453      $ 23,974
                                         =========     ==========
Risk-adjusted On-balance-sheet Assets    $161,531      $155,280
Risk-adjusted Off-balance-sheet Exposure   10,723         9,276
                                         _________     __________
   Total Risk-adjusted Assets            $172,254      $164,556
                                         =========     ==========
Actual Capital Ratio:
Tier I Capital to Average Total Assets       8.69%         8.84%
Minimum Required                             4.00%         4.00%
To Be Well Capitalized Under Prompt
  Corrective Action Provisions               5.00%         5.00%
Risk-based Capital Ratios:
Tier I Capital Ratio - Actual               13.16%        13.51%
Minimum Required                             4.00%         4.00%
To Be Well Capitalized Under Prompt
  Corrective Action Provisions               6.00%         6.00%
Total Capital Ratio - Actual                14.20%        14.57%
Minimum Required                             8.00%         8.00%
To Be Well Capitalized Under Prompt
  Corrective Action Provisions              10.00%        10.00%

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $ 10,673      $ 10,810
                                          =========    ==========

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows:
- 131,071 shares which are reserved for issuance under Union National's 1988 and 1997 Stock Incentive Plans;
- 105,000 shares which are reserved for issuance under Union National's 1997 Employee Stock Purchase Plan;
- 63,000 shares which are reserved for issuance under Union National's 1999 Independent Directors Stock Option Plan; and
- 165,375 shares which are reserved for issuance under Union National's Dividend Reinvestment and Stock Purchase Plan.
As of June 30, 1999, options to purchase 5,071 shares have been granted under Union National's 1988 Stock Incentive Plan. The exercise price for such options is $22.16. No options have been exercised as of June 30, 1999 under this plan. As of June 30, 1999, options to purchase 12,600 shares have been issued under Union National's 1997 Stock Incentive Plan. The exercise price for such options in $18.81. No options have been exercised as of June 30, 1999 under this plan. As of June 30, 1999, options to purchase 47,250 shares have been granted under Union National's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $19.13. As of June 30, 1999, 1,642 options have been exercised under this plan. As of June 30, 1999, options to purchase 10,500 shares have been granted under Union National's 1999 Independent Directors Stock Option Plan. The exercise price for such options is $22.75. No options have been exercised as of June 30, 1999. As of June 30, 1999, 32,512 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan.

Part II - Other Information:

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
         Nothing to report.

Item 5.  Other Information:

On June 15, 1999 a Form S-8 Registration Statement, Commission file number 333-80739, was filed with the Securities and Exchange Commission by the Registrant for 60,000 shares of common stock for the Registrant's 1999 Independent Directors Stock Option Plan.

On July 20, 1999 an amendment to the Registrant's Form S-3 Registration Statement, Commission file number 033-80093, was filed with the Securities and Exchange Commission in order to file the prospectus for the Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits - The following exhibit is being filed as part of this Report: (see also Item 6(b)).

             Exhibit No. 27 - Financial Data Schedule as of
             June 30, 1999.

         (b) Reports on Form 8-K - Nothing to report.

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

                             Union National Financial Corporation
                                           (Registrant)

                          By  /s/ Mark D. Gainer
                               ___________________________
                              Mark D. Gainer
                              President & CEO
                              (Principal Executive Officer)

                              Date: August 10, 1999

                          By  /s/ Clement M. Hoober
                             ____________________________
                             Clement M. Hoober
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

                             Date: August 10, 1999