Form 10-Q
period 1999-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 1999-11-12
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                               _________________________________

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


                APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,491,242     shares of $.25 (par) common stock were
_________________
outstanding as of     November 01, 1999.
                    ____________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-19

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   16-17

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                20

  Item 2  - Change in Securities                             20

  Item 3  - Defaults Upon Senior Securities                  20

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 20

  Item 5  - Other Information                                20

  Item 6  - Exhibits and Reports on Form 8-K                 20

Signature Page                                               21

Exhbit 27 - Financial Data Schedule                          22

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 9/30/99      12/31/98
                                           ______________________

ASSETS

Cash and Due from Banks                      $6,553      $7,341
Federal Funds Sold                                0       7,795
Investment Securities Held to Maturity
 (Market Value - 1999-$28,711;1998-$24,524)  29,453      24,079
Investment Securities Available for Sale     50,192      51,676
Loans(Net of Unearned Income)               174,702     163,796
  Less: Allowance for Loan Losses            (1,818)     (1,743)
                                          ______________________
   Total Net Loans                          172,884     162,053

Premises and Equipment - Net                  5,140       5,247
Accrued Interest Receivable                   1,845       1,561
Deferred Income Taxes                           708         219
Investment in Limited Partnerships              844         882
Other Assets                                    325         515
                                          _____________________
    TOTAL ASSETS                           $267,944    $261,368
                                          =====================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $21,305     $20,606
 Interest-Bearing                           185,571     184,938
                                          _____________________
    Total Deposits                          206,876     205,544

Short-Term Borrowing                          4,710         187
Long-Term Debt                               31,535      30,624
Accrued Interest Payable                      1,226       1,060
Other Liabilities                               333         256
                                          _____________________
     TOTAL LIABILITIES                      244,680     237,671

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   656         627
Shares: Authorized - 20,000,000; Issued -
  2,622,536 in 1999 (2,508,484 in 1998)
  Outstanding - 2,505,007 in 1999 (2,410,820
  in 1998)
Surplus                                       7,158       4,793
Retained Earnings                            18,934      20,184
Accumulated Other Comprehensive Income         (705)        242
Less: Treasury Stock - at cost
 (126,419 shares in 1999 and 97,664 shares
  in 1998)                                   (2,779)     (2,149)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              23,264      23,697
                                          ______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $267,944    $261,368
                                          ======================
The accompanying notes are an integral part of the
consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Three Months Ended September 30,
                              ___________________________________
(In Thousands, except Per Share Data)       1999       1998
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                   $3,669      $3,590
Investment Securities:
  Taxable                                       834         642
  Exempt from Federal Taxes                     325         248
Deposits in Banks                                 0           0
Federal Funds Sold                               11          61
                                           _____________________
  Total Interest Income                       4,839       4,541

INTEREST EXPENSE
Deposits                                      1,787       1,810
Short-Term Borrowing                             30           6
Long-Term Debt                                  420         412
                                           _____________________
   Total Interest Expense                     2,237       2,228
                                           _____________________
   Net Interest Income                        2,602       2,313

PROVISION for LOAN LOSSES                        94          53
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             2,508       2,260

OTHER OPERATING INCOME
Trust Income                                     42          34
Service Charges on Deposit Accounts             166         124
Other Service Charges, Commissions, Fees        143         124
Investment Securities Gains/(Losses)              0           0
Other Income                                     24          13
                                           _____________________
    Total Other Operating Income                375         295

OTHER OPERATING EXPENSES
Salaries and Wages                              902         820
Retirement Plan and Other Employee Benefits     190         162
Net Occupancy Expense                           152         128
Furniture and Equipment Expense                 100         103
FDIC Insurance Assessment                         6           5
Other Operating Expenses                        633         445
                                           _____________________
    Total Other Operating Expenses            1,983       1,663
                                           _____________________
    Income before Income Taxes                  900         892

PROVISION for INCOME TAXES                      127         185
                                           _____________________
    NET INCOME for PERIOD                      $773        $707
                                           =====================
PER SHARE INFORMATION*
 Net Income for Period (Basic and Assuming
   Dilution)                                  $0.31       $0.28
 Cash Dividends                              $0.150      $0.105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                          $773        $707
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                               (292)        132
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                         0           0
                                           _____________________
  Other Comprehensive Income/(Loss)            (292)        132
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD             $481        $839
                                           =====================

* Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

                                 Nine months ended September 30,
                               __________________________________
(In Thousands, except Per Share Data)         1999      1998
                               __________________________________
INTEREST INCOME
Interest and Fees on Loans                  $10,721     $10,436
Investment Securities:
  Taxable                                     2,478       2,059
  Exempt from Federal Taxes                     943         725
Deposits in Banks                                 1           1
Federal Funds Sold                              105         149
                                           _____________________
 Total Interest Income                       14,248      13,370

INTEREST EXPENSE
Deposits                                      5,262       5,259
Short-Term Borrowing                             40          18
Long-Term Debt                                1,221       1,198
                                           _____________________
 Total Interest Expense                       6,523       6,475
                                           _____________________
 Net Interest Income                          7,725       6,895
PROVISION for LOAN LOSSES                       193         282
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             7,532       6,613
OTHER OPERATING INCOME
Trust Income                                    104         101
Service Charges on Deposit Accounts             429         335
Other Service Charges, Commissions, Fees        442         347
Investment Securities Gains/(Losses)              0          (7)
Other Income                                     87          72
                                           _____________________
    Total Other Operating Income              1,062         848

OTHER OPERATING EXPENSES
Salaries and Wages                            2,676       2,290
Retirement Plan and Other Employee Benefits     598         473
Net Occupancy Expense                           445         408
Furniture and Equipment Expense                 293         304
FDIC Insurance Assessment                        18          16
Other Operating Expenses                      1,715       1,402
                                           _____________________
    Total Other Operating Expenses            5,745       4,893
                                           _____________________
    Income before Income Taxes                2,849       2,568
PROVISION for INCOME TAXES                      527         532
                                           _____________________
  NET INCOME for PERIOD                      $2,322      $2,036
                                           =====================
PER SHARE INFORMATION*
  Net Income for Period                       $0.92       $0.80
  Cash Dividends                             $0.417      $0.300

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Net income for Period                        $2,322      $2,036
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                               (946)        165
 Reclassification adjustments for (Gains)/Losses
   included in Net Income                         0           4
                                           _____________________
   Other Comprehensive Income/(Loss)           (946)        169
                                           _____________________
   COMPREHENSIVE INCOME for PERIOD           $1,376      $2,205
                                           =====================

* Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,
                                 ________________________________
         (In Thousands)                    1999         1998
                                 ________________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $2,322      $2,036
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                 334         355
  Provision for Loan Losses                     193         282
  Investment Securities (Gains)/Losses            0           7
  Provision for Deferred Income Taxes            (2)        (12)
  (Increase)/Decrease in Accrued
  Interest Receivable                          (284)       (196)
  (Increase)/Decrease in Other Assets           212         (57)
  Increase/(Decrease) in Other Liabilities      243         462
                                           _____________________
Net Cash Provided by Operating Activities     3,018       2,877

CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold  7,795       2,445
Proceeds from Sales of
 Available for Sale Securities                    0       4,936
Proceeds from Maturities of
 Available for Sale Securities               16,735      26,906
Proceeds from Maturities of
 Held to Maturity Securities                  2,060         681
Purchases of Available for Sale Securities  (16,684)    (33,057)
Purchases of Held to Maturity Securities     (7,433)     (3,674)
Loans Made to Customers, Net of
 Principal Collected on Loans               (11,025)    (14,659)
Purchases of Property and Equipment            (212)        (80)
                                           _____________________
    Net Cash (Used in)Investing Activities   (8,764)    (16,502)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                        (4,405)      4,641
Net Increase/(Decrease) in Certificates
 of Deposits                                  5,736       8,002
Net Increase/(Decrease) in Short-Term
 Borrowing                                    4,523        (586)
Proceeds from Issuance of Long-Term Debt      2,587      10,456
Payment on Long-Term Debt                    (1,675)     (7,111)
Acquisition of Treasury Stock                (1,004)     (1,881)
Issuance of Common Stock                        246         198
Cash Dividends Paid                          (1,050)       (767)
                                           _____________________
   Net Cash Provided by
   Financing Activities                       4,958      12,952
                                           _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                          (788)       (673)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,341       6,490
                                           _____________________
CASH and CASH EQUIVALENTS - End of Period    $6,553      $5,817
                                           =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest Paid to Depositors                  $5,108      $5,101
Interest Paid - Other                         1,250       1,217
Income Taxes                                    606         507

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Retirement of Treasury Stock (17,000 shares
in 1999 and 13,000 shares in 1998)             $374        $288

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

4. All per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by he Board of Directors on April 8, 1999, payable on May 14,1999 to stockholders of record on April 26, 1999. The basic weighted average number of shares of common stock outstanding used was approximately 2,500,828 and 2,533,887 for the three month period ended September 30, 1999 and 1998,respectively, and 2,513,513 and 2,544,453 for the nine month period ended September 30, 1999 and 1998,respectively.

5. No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows:
- 131,071 shares which are reserved for issuance under the Union National's 1988 and 1997 Stock Incentive Plans,
- 105,000 shares which are reserved for issuance under the Union National's 1997 Employee Stock Purchase Plan
- 63,000 shares which are reserved for issuance under Union National's 1999 Independent Stock Purchase Plan;
- 165,375 shares which are reserved for issuance under Union National's Dividend Reinvestment and Stock Purchase Plan
As of September 30, 1999, options to purchase 5,071 shares have been granted under Union National's Stock Incentive Plan. The exercise price for such options is $22.16. No options have been exercised as of September 30, 1999 under this plan. As of September 30,1999, options to purchase 12,600 shares have been issued under Union National's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $18.52. As of September 30, 1999, 1,697 options have been exercised under this plan. As of September 30, 1999, options to purchase 10,500 shares have been granted under Union National's 1999 Independent Directors Stock Option Plan. The exercise price for such options is $22.75. No options have been exercised as of September 30, 1999. As of September 30, 1999, 36,227 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan.

6. As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement No. 130 requires unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $481,000 for the quarter ended September 30, 1999, compared to $839,000 for the same period of 1998. Year to date total comprehensive income was $1,376,000 for 1999, compared to $839,000 for the same period of 1998. For none months ended September 30, 1999 total comprehensive income was $1,376,000 compared to $2,205,000 for the same period of 1998.

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

8. In December 1998, the Financial Accounting Standards Board
(FASB) issued an invitation to comment document entitled "Methods of Accounting for Business Combinations: Recommendations of the G4+1 for Achieving Convergence." Subsequently in April 1999, the FASB tentatively agreed to eliminate the pooling-of-interests method of accounting for business combinations effective January 1, 2001. In reaching its conclusion, the Board commented that the use of two methods, purchase and pooling-of-interests, makes it difficult for users to compare the financial statements of companies engaged in business combinations, and that the pooling method is inconsistent with the general concept of fair value associated with acquisitions. Accordingly, the Board concluded that there should be a single method of accounting for all business combinations, and that method is the purchase method.
As a general rule, the purchase method establishes a new accounting basis for the assets and liabilities acquired based on fair value and recognizes goodwill (positive or negative). Goodwill, the difference between the purchase price and total value of assets and liabilities obtained, is an intangible asset that must be amortized over future periods. Regarding transition, the Board tentatively concluded that all business combinations reported before final issuance of a new standard, as well as all combinations in process at the time the new standard is issued should be accounted for under APB 16 as a pooling, if the pooling criteria within the standard are met. The FASB is expected to issue a final standard in the fourth quarter of 2000.

9. The results of operations for the nine month period ended
September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

10. Certain reclassifications have been made to the 1998
consolidated financial statements to conform with the 1999 presentation.

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

Results of Operations
_____________________

Overview

Consolidated net income for the nine months ended September 30, 1999 was $2,322,000, an increase of 14.0%, as compared to the consolidated net income of $2,036,000 for the same period of 1998.

Consolidated net income for the three months ended September 30, 1999 was $773,000, an increase of 9.3%, as compared to the consolidated net income of $707,000 for the same period of 1998.

On a per share basis, net income for the nine months ended September 30, 1999 was $.92, an increase of 15.0%, as compared to $.80 for the same period in 1998. On a per share basis, net income for the three months ended September 30, 1999 was $.31, an increase of 10.7%, as compared to $.28 for the same period in 1998. Per share information reflects the 5% stock dividend declared by Union National's Board of Directors on April 8, 1999, payable on May 14, 1999 to stockholders of record on April 26, 1999.

Results of operations for the nine months ended September 30, 1999 as compared to the same period in 1998 were impacted by the following items:
- Net income increased due to growth of 4.7% in average net loans and growth of 26.8% in average investment securities, which was funded primarily by growth in average deposits.
- Net income increased due to a 25.2% increase in other operating income.
- Net income increased due to a slight widening of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and long-term debt.
- Net income increased due to a decrease in the provision for loan losses.

- Net income decreased due to a 17.4% increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 1.18% on an annualized basis for the nine months ended September 30, 1999, as compared to 1.14% for the same period in 1998. Net income as a percent of average stockholders' equity, also known as return on average equity (ROE), was 13.3% on an annualized basis for the nine months ended September 30, 1999, as compared to 11.9% for the same period in 1998. ROE was positively impacted by the repurchase of 45,755 shares of outstanding common stock since the beginning of 1999. See the discussion under the section on Stockholder's Equity for further details.

Management currently expects a moderation in the growth of deposits for the remainder of 1999 as compared to historic growth rates of deposits. This will result from an increased competitiveness for deposits as financial institutions build cash liquidity for the year end as part of Year 2000 liquidity plans. Management has taken specific actions to enhance the Bank's competitive position for loans, deposits, and other financial services in northwestern Lancaster County, Pennsylvania (the Bank's Market Area). These actions include renewed emphasis on business development and on sales training for staff, further development of the Bank's cash management program for commercial customers, and the strategic promotion of the Bank's retail offices in light of continued consolidation of financial institutions in the Bank's Market Area. The funding for loan growth is further discussed under the section on Liquidity.

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

Net Interest Income

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the nine months ended September 30, 1999 increased by $940,000, or 12.8%, over the same period in 1998. Average loan growth of $7,505,000 and average investment security growth of $16,606,000 was funded primarily by the growth in average deposits of $20,511,000. Average earning assets increased in the amount of $23,480,000 in the aggregate over the same period in 1998. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $773,000.

The overall interest rate on the average total earning assets decreased to 7.91% for the current period, as compared to 8.15% for the same period of last year. This was due to overall declines in market interest rates and due to the refinancing of higher interest rate loans to lower interest rates. The overall interest rate on the average interest-bearing liabilities decreased to 4.05% for the current period, as compared to 4.44% for the same period of last year. This is due to decreases in rates paid on core deposits and the repricing of adjustable-rate advances from the

Federal Home Loan Bank of Pittsburgh (FHLB) to lower current market rates. The net effect of all interest rate fluctuations and funding changes was to increase net interest income in the amount of $167,000 for the current period over the same period in 1998. See Management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 1999.

As referenced above, in order to enhance the net interest income in future periods, Management has entered into transactions that increase earning assets funded by advances from the FHLB. The terms and amounts of the transactions, when combined with the Bank's overall balance sheet structure, maintain the Bank within its interest rate risk policies. As of September 30, 1999, the Bank has received long-term advances of $31,535,000 and short-term advances of $2,000,000 from its available credit of $76,334,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. The total advances had an effective rate of 5.50% at September 30, 1999 with maturities ranging from February 2000 to September 2008.

Commencing October 1998, the Federal Reserve Bank began loosening the monetary supply causing the prime interest rate to decrease from 8.50% to 7.75%. The immediate impact of these short-term interest rate decreases was to decrease interest rates on loans and deposits that adjust according to short-term rate indexes and to decrease reinvestment rates on investment securities and renewing certificates of deposit. However, in June 1999, the Federal Reserve Bank opted to begin to tighten the monetary supply and the prime interest rate was increased on two different occasions from 7.75% to its current level of 8.25%. This current level still reflects an overall decline in interest rates in comparison to the first nine months of 1998. As a result of this and Management's efforts to manage the net interest margin, it is currently expected that for the remainder of 1999, the Bank's net interest margin will remain stable in comparison to the current net interest margin and will continue to be slightly above the same period of 1998. In addition, the growth in the earning assets during 1998 and the first nine months of 1999 is currently expected to increase the net interest margin for the remaining months of 1999 over the same period of 1998. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 1999, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models. Based on the Bank's current model and estimates as of September 30, 1999, the factors discussed above will have a net positive impact to the net interest margin for the remaining months of 1999, as compared to the same period in 1998. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $193,000 for the nine months ended September 30, 1999 and $282,000 for the nine months ended September 30, 1998. Net charge-offs for the nine months ended September 30, 1999 were $118,000 as compared to $125,000 for the same period of last year. The decrease in the provision over the same period of last year is primarily a result of the decrease in net charge-offs and $3,629,000 less loan growth in the first nine months of 1999 as compared to the same period of the prior year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making Management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the nine months ended September 30, 1999 was $1,062,000, representing an increase of $214,000, or 25.2%, over the same period in 1998. Contributing to this increase were the following items:
- increased mutual fund sales and resulting commissions of $23,000 from the

     Bank's continued relationship with T.H.E. Financial Group,
     Ltd.;
- additional earnings in insufficient funds charges in the amount of $50,000, which were partially a result of an increase in the Bank's per item insufficient funds charge effective in June 1998;
- additional earnings in monthly service charges in the amount of $36,000, which were primarily a result of increases in monthly service charges on noninterest bearing accounts effective May 1, 1999;
- additional earnings from check sales in the amount of $14,000;
- additional earnings on commissions from the sale of loan insurance in the amount of $34,000, which was primarily a result of an increase in the Bank's commission rates; and
- increased usage of the Bank's debit cards resulting in additional earnings in interchange fee income in the amount of $33,000.
The Bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the nine months ended
September 30, 1999 increased by $852,000, or 17.4%, over the same period in 1998. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $386,000, or 16.9%, over the same period in 1998. This increase was essentially due to annual merit and cost of living increases, planned staff additions, and an accrual for an incentive compensation plan which is based on the Bank's 1999 financial performance. New staff positions include a senior vice president to lead retail and commercial banking, a senior vice president to lead sales and marketing efforts, a community banking group manager, an accounting officer, a full-time business development officer, a quality service manager, and additional staff for our new telephone banking center, for the credit services division, and for retail banking, training, and support. The majority of these staff positions were added during the third and fourth quarters of 1998. Staff changes from 1998 to 1999, including the above staff additions and retirements and early retirement payments in 1998, are currently expected to reduce results of operations by an immaterial amount for the remainder of 1999 as compared to the same period of last year.

Related fringe benefits increased by $125,000, or 26.4%, from the same period in 1998. The increased expense is primarily a result of increased employee benefit costs as a result of staff additions. Benefit costs were also increased by $39,000 as a result of the implementation of the Union National Community Bank 401(k) Profit Sharing Plan which replaced the previous profit sharing plan. This plan was effective January 1, 1999 and allows employees to contribute a portion of their salaries and wages to the plan. The Bank may elect to make a discretionary contribution to the plan and may also match a portion of employee elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 1999, the Bank has elected to match 50% of employee elected salary deferrals which do not exceed 6% of their salaries and wages. The Bank currently expects its total 1999 contribution to the new 401(k) profit-sharing plan to reduce results of operations by approximately $15,000, net of income taxes, for the remainder of 1999 compared to the same period of last year.

Occupancy, furniture and equipment expenses for the nine months ended September 30, 1999 increased by $26,000, or 3.7%, from the same period in 1998. This was due to an increase in lease expense, repairs and maintenance costs, and due to minor increases in various other expense categories. The increase in lease expense is a result of additional costs relative to our new credit services division.

Other operating expenses for the nine months ended September 30, 1999, increased by $313,000, or 22.3%, over the same period in 1998. Contributing factors to the increase in other operating expenses as compared to the same period in 1998 included the following:

- an increase in advertising expenses in the amount of $58,000 as a result of expenditures for the development and promotion of the Bank's new logo and expenditures for various sales campaigns;
-    an increase in supplies expense of $52,000;
-    an increase in legal and professional fees of $56,000;
- an increase in MAC fees of $29,000 due to higher transaction volumes; and
- minor increases in various other expense categories. Expenditures in 1999 for professional fees included fees paid to an electronic data processing consultant to assist in the assessment of current system capabilities and alternatives, fees paid to an independent consultant for loan review services, fees paid to an independent company to perform internal audit services, and fees paid to a consultant for a review and analysis of current and potential market areas.

Income Taxes

Union National's income tax expense decreased by $5,000 for the nine months ended September 30, 1999 to $527,000 from $532,000 for the same period in 1998. The effective tax rate was 18.5% for the nine months ended September 30, 1999 and 20.7% for the nine months ended September 30, 1998. The decrease in income tax expense was due to the decrease in the effective tax rate which was caused by an increase in tax exempt income on loans and securities in the first nine months of 1999 as compared to the same period of 1998. Currently, the effective tax rate of Union National for the remaining months of 1999 is expected to approximate the current effective tax rate.

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

The Bank is subject to the regulation and oversight of various banking regulators whose oversight includes the provision of specific timetables, programs, and guidance regarding Year 2000 issues. Regulatory examinations of the Bank's Year 2000 programs are conducted on a quarterly basis and reports are regularly provided to Union National's Board of Directors.

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

Based on Management's assessment, Union National determined that it was required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. Union National presently believes that by implementing modifications to existing software and hardware, the Year 2000 Problem can be mitigated. However, if such modifications are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of Union National.

Management initiated an enterprise-wide program to prepare Union National's computer systems and applications for the Year 2000. Union National developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs, and non-computer related systems (such as postage meters and fax machines). This assessment identified eleven mission-critical or related systems which could have a significant impact on Union National due to the effect of the century date change. By March 31, 1999, Union National had remedied all eleven of its identified mission-critical and related systems.

The Bank communicated with and completed its Year 2000 credit risk assessment of its material customers as of September 30, 1999. Material customers include significant commercial borrowers that could pose a credit risk to the Bank and significant commercial depositors that could pose a liquidity risk to the Bank, if they are not Year 2000 compliant and their businesses are disrupted.

Union National also initiated communications with all of its significant vendors, suppliers, and business partners to assure continuation of service by determining the extent to which Union National is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. These include external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies. These vendors' Year 2000 readiness responses have been assessed as to their Year 2000 compliance status. In the event that any of Union National's significant vendors, suppliers and business partners do not successfully achieve Year 2000 compliance in a timely manner, Union National's business or operations could be adversely affected. Currently, these significant entities are indicating that they are on schedule to be Year 2000 ready. If significant entities fail to meet Year 2000 operating requirements, Union National intends to engage alternative suppliers or systems. Nevertheless, Union National does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition. Union National does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000

Union National is using both internal and external resources to correct or modify and test its systems for Year 2000 compliance. For the first nine months of 1999, Union National spent approximately $35,000 in addressing Year 2000 issues. For the remaining months of 1999, Union National is currently expecting direct incremental costs related to the Year 2000 problem to reduce results of operations by approximately $10,000, net of income taxes. This cost estimate reflects only an immaterial increase over Year 2000 related costs incurred in the remaining months of 1998. The estimated Year 2000 project costs include the costs associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. In addition to these direct incremental costs, Union National has and will continue to use significant internal labor resources in its Year 2000 related activities including systems, audit, and administrative staff. The total cost of the project is being funded through operating cash flows. Union National does not expect the amounts required to be expensed in 1999 to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by Union National's significant third-parties, be it suppliers of services or customers, the Y2K issue could possibly have a material adverse effect on Union National's operations and financial position.

Risks of Year 2000

At present, Management believes its progress in remedying Union National's systems, programs, and applications and installing Year 2000 compliant upgrades is on target. By March 31, 1999, Union National had remedied all eleven of its identified mission-critical and related systems. The Year 2000 computer problem creates risk for Union National from unforseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Union National completed testing of its own remediated mission-critical systems for Year 2000 compliance by June 30, 1999. However, failure of third-party systems relative to the Year 2000 issue could have a material impact on Union National's ability to conduct business.

Contingency Plans

Union National has developed business resumption and cash liquidity contingency plans. These plans are for the possibility of the failure of its systems at critical dates in the future and for disruptions caused by power outages and telecommunication system failures.

A remediation contingency plan is to provide an alternative system in the event a mission-critical system cannot be fully implemented and tested for Y2K readiness by a reasonable date that ensures a continuity of the Bank's core business processes. Since Union National's mission-critical systems have been remediated and tested for Year 2000 compliance, Management does not believe it is necessary for Union National to develop a remediation contingency plan.

Regulatory Activity
___________________

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank. Congress recently enacted the Financial Institutions Modernization Act. This law will dramatically change the financial services industry by eliminating the barriers between commercial banking, insurance, and securities. These barriers have existed since the enactment of the Glass-Steagall Act during the height of the Great Depression. Management is analyzing the effect of the aforementioned law on liquidity, capital resources, and results of operations of the corporation. The law may have a substantial long term impact by changing the business environment in which the corporation operates. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Union National and the Bank.

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


Current Accounting Developments
_______________________________

In December 1998, the Financial Accounting Standards Board (FASB) issued an invitation to comment document entitled "Methods of Accounting for Business Combinations: Recommendations of the G4+1 for Achieving Convergence." Subsequently in April 1999, the FASB tentatively agreed to eliminate the pooling-of-interests method of accounting for business combinations effective January 1, 2001. In reaching its conclusion, the Board commented that the use of two methods, purchase and pooling-of-interests, makes it difficult for users to compare the financial statements of companies engaged in business combinations, and that the pooling method is inconsistent with the general concept of fair value associated with acquisitions. Accordingly, the Board concluded that there should be a single method of accounting for all business combinations, and that method is the purchase method.
As a general rule, the purchase method establishes a new accounting basis for the assets and liabilities acquired based on fair value and recognizes goodwill (positive or negative). Goodwill, the difference between the purchase price and total value of assets and liabilities obtained, is an intangible asset that must be amortized over future periods. Regarding transition, the Board tentatively concluded that all business combinations reported before final issuance of a new standard, as well as all combinations in process at the time the new standard is issued should be accounted for under APB 16 as a pooling, if the pooling criteria within the standard are met.
The FASB is expected to issue a final standard in the fourth quarter of 2000.

Credit Risk and Loan Quality
____________________________

Other than as described herein, Management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operation, liquidity or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,664,000 to comply with their respective repayment terms. This amount represents a slight increase from the amount of $2,526,000 at December 31, 1998. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, Management currently estimates that a portion of these loans will be classified as nonperforming in the remaining months of 1999.

At September 30, 1999, total nonperforming assets amounted to $1,781,000, or 1.0% of total net loans, as compared to a level of $1,353,000, or .8%, at December 31, 1998. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of
 .7%.

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

The allowance for loan losses increased by $75,000 for the nine months ended September 30, 1999, and the ratio of the allowance for loan losses to net loans was 1.04% at September 30, 1999, as compared to 1.06% at December 31, 1998. The increase in the allowance for loan losses for the nine month period was due primarily to an increase in loans outstanding of $10,906,000 for the nine month period. Management believes, based on information currently available, that the current allowance for loan losses of $1,818,000 is adequate to meet potential loan losses. As of April 1999, a review of selected portions of the Bank's commercial loan portfolio was completed by an outside independent consultant. At the conclusion of the review, the consultant did not recommend any increase in the allowance for loan losses. It is anticipated that there will be another review performed by an outside independent consultant in 1999.


SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________

                                   September 30,  December 31,
      (In Thousands)                  1999            1998
                                  _______________________________
Nonaccruing Loans                     $692            $131
Accrual Loans - 90 days or more
 past due                            1,003             843
Restructured Accrual Loans               0               0
Other Real Estate Owned                 86             379
                                  _______________________________
   Total Nonperforming Assets       $1,781          $1,353
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 1.0%            0.8%
                                  ===============================

   Allowance for Loan Losses
   as a % of Nonperforming Assets      107%            179%
                                  ===============================



Analysis of Allowance for Loan Losses
_____________________________________
                                  Nine Months Ended September 30,
           (In Thousands)                    1999        1998
                                 ________________________________

Average Total Loans Outstanding
  (Less Unearned Income)                   $168,056    $160,551
                                  ===============================

Allowance for Loan Losses,
   Beginning of Period                       $1,743      $1,593

Loans Charged-off During Period                 159         171

Recoveries of Loans Previously
   Charged-off                                   41          46
                                  _______________________________
   Net Loans Charged-off                        118         125

Addition to Provision for Loan Losses
   Charged to Operations                        193         282
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,818      $1,750
                                  ===============================

Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.09%       0.10%
                                  ===============================

Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.04%       1.05%
                                  ===============================


Liquidity
__________

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

Membership in the FHLB provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The Bank has a maximum funding capacity of up to $76,334,000 available at the FHLB. In order to provide funding for the Bank's loans and investments, the Bank had outstanding borrowing from the FHLB of $33,535,000 at September 30, 1999 and $30,624,000 at December 31, 1998.

Market Risk - Interest Rate Risk
_________________________________

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the Bank's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the Bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve month period. As a result of the simulation model, it is currently anticipated that a hypothetical two percent general decline in prevailing market interest rates over a one-year period will have a favorable impact on the Bank's net interest income over the next twelve months. In contrast, a hypothetical two percent general rise in rates will have an unfavorable impact on net interest income over the next twelve months. This unfavorable impact on net interest income is currently estimated at $125,000. The computations do not contemplate any actions Management or the Asset Liability
Management Committee could undertake in response to changes in market conditions or market interest rates.

The Bank managed its interest rate risk position for the nine months ended September 30, 1999 by the following:
- Marketing its variable rate home equity line of credit (these outstanding loans increased by $704,000 for the period);
- additions to or by repositioning of its investment security portfolio into floating, short- or long-term securities;
- increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $3,293,000 for the period);
- managing and expanding the Bank's core deposit base including deposits obtained in the Bank's commercial cash management programs; and
- additions to or restructuring of adjustable- and fixed-rate advances from the FHLB, including convertible advances.
The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity
_____________________

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

On February 11, 1999, Union National announced that the Board of Directors had authorized and approved a plan to purchase up to 56,000 shares of Union National's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 1999, a total of 39,291 shares of common stock were repurchased under this plan at a cost of $877,527. This amount was funded from consolidated earnings. Union National and the Bank remain well capitalized and meet all regulatory capital guidelines after the repurchase of the shares.

The Bank's risk-based capital ratios exceed regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 1999, as compared to the Bank's current risk-based capital ratio of 13.86%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of December 31, 1998, the Bank was categorized as well capitalized. Management is not aware of any conditions or events that would adversely affect the Bank's capital. The Bank maintains the following leverage and risk-based capital ratios:

     (In Thousands)                   September 30, December 31,
                                         1999          1998
                                     ____________   _____________
S>
Tier I - Total Stockholders' Equity    $ 22,922      $ 22,231
Tier II - Allowance for Loan Losses       1,818         1,743
                                     ____________   _____________
   Total Qualifying Capital            $ 24,740      $ 23,974
                                     ============   =============
Risk-adjusted On-balance-sheet Assets  $167,523      $155,280
Risk-adjusted Off-balance-sheet Exposure 10,924         9,276
                                     ____________   _____________
   Total Risk-adjusted Assets          $178,447      $164,556
                                     ============   =============
Ratios:
Tier I Capital Ratio - Actual              8.65%         8.84%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               5.00          5.00
Risk-based Capital Ratio:
Tier I Captial Ratio - Actual             12.85%        13.51%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               6.00          6.00

Total Capital Ratio - Actual              13.86%        14.57%
Minimum Required                           8.00          8.00
To Be Well Capitalized under Prompt
Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $ 10,464      $ 10,810
                                     ============   =============

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except as follows:
- 131,071 shares which are reserved for issuance under Union National's 1988 and 1997 Stock Incentive Plans;
- 105,000 shares which are reserved for issuance under Union National's 1997 Employee Stock Purchase Plan;
- 63,000 shares which are reserved for issuance under Union National's 1999 Independent Directors Stock Option Plan; and
- 165,375 shares which are reserved for issuance under Union National's Dividend Reinvestment and Stock Purchase Plan.
As of September 30, 1999, options to purchase 5,071 shares have been granted under Union National's 1988 Stock Incentive Plan. The exercise price for such options is $22.16. No options have been exercised as of September 30, 1999 under this plan. As of September 30, 1999, options to purchase 12,600 shares have been issued under Union National's 1997 Stock Incentive Plan. The exercise price for such options in $18.81. No options have been exercised as of September 30, 1999 under this plan. As of September 30, 1999, options to purchase 52,500 shares have been granted under Union National's 1997 Employee Stock Purchase Plan. The current exercise price for such options is $18.52. As of

September 30, 1999, 1,697 options have been exercised under this plan. As of September 30, 1999, options to purchase 10,500 shares have been granted under Union National's 1999 Independent Directors Stock Option Plan. The exercise price for such options is $22.75. No options have been exercised as of September 30, 1999. As of September 30, 1999, 36,227 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan.

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

             Exhibit No. 27 - Financial Data Schedule as of
             September 30, 1999.

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

                                     Date: November 10, 1999



                                  By /s/ Clement M. Hoober
                                     __________________________
                                     Clement M. Hoober
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                     Date: November 10, 1999