Form 10-K
period 1999-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2000-03-30
CIK 874482

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-K

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended    December 31, 1999
                                       _______________________
                                  OR

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $37,805,560.55 as of March 21, 2000. As of March 21, 2000, the
Registrant had 2,454,168.91 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

    Excerpts from Union National Financial Corporation's 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, of this Form 10-K. Union National's Proxy Statement for its 2000 Annual Meeting is incorporated by reference in response to Parts III and IV of this Form 10-K.

                 UNION NATIONAL FINANCIAL CORPORATION
                               FORM 10-K
                                 INDEX

                                                         PAGE N0.
PART I

Item 1 -     Business                                       1

Item 2 -     Properties                                     7

Item 3 -     Legal Proceedings                              9

Item 4 -     Submission of Matters to a Vote of
             Security Holders                               9

PART II

Item 5 -     Market for Registrant's Common Equity and
             Related Shareholder Matters                    9

Item 6 -     Selected Financial Data                        10

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operation             10

Item 7A-     Quantitative and Qualitative About Market Risk 10

Item 8 -     Financial Statements and Supplementary Data    11

Item 9 -     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure         11

PART III

Item 10 -    Directors and Executive Officers of the
             Registrant                                     11

Item 11 -    Executive Compensation                         11

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management                          11

Item 13 -    Certain Relationships and Related
             Transactions                                   11

PART IV

Item 14 -    Exhibits, Financial Statements, Schedules
             and Reports on Form 8-K                        12

Signatures                                                  14

Exhibit Index                                               16

PART I
ITEM 1.   BUSINESS.
___________________

    Union National's management has made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When management uses words such as "believes," "expects," "anticipates" or similar expressions, management is making forward-looking statements.

    Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that management incorporates by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     .   operating, legal and regulatory risks;

     . economic, political, and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     .   rapidly changing technology; and

     . the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission.

ITEM 1.   BUSINESS.
___________________

    Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has one wholly-owned subsidiary, Union National Community Bank.

    Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association and a member of the Federal Reserve System. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex and six branch locations within Lancaster County, Pennsylvania. It is a full service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department.

    Union National Financial Corporation's executive offices are located at 101 East Main Street, P.O. Box 567, Mount Joy,
Pennsylvania 17552.  Its telephone number is (717) 653-1441.


    Union National Financial Corporation experiences substantial competition in attracting and retaining deposits and in lending funds. Financial institutions compete for deposits by offering attractive rates and the convenient office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

    For additional information concerning Union National
Financial Corporation's business activities, see Part II, Item 7 of this Form 10-K.

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________
    Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation Union National Financial Corporation" and "Supervision and Regulation Union National Community Bank" below and pages 33 and 34 of the 1999 annual report. The annual report is included in Exhibit 13 to this report and is incorporated here by reference.

    The Bank Holding Company Act prohibits Union National
Financial Corporation from acquiring:

     . direct or indirect control of more than 5% of the voting stock of any bank; or

     .    substantially all of the assets of any bank; or

     .    merging with another bank holding company;

without the prior approval of the Federal Reserve.  The
Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     The Bank Holding Company Act restricts Union National
Financial Corporation from engaging in activities to those that the Federal Reserve has found:

    .    to be closely related to banking; and

    . which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

   To this end, the Bank Holding Company Act prohibits Union
National Financial Corporation from:

    .    engaging in most non-banking businesses; or

    . acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business; unless

    . the Federal Reserve has determined that the non-banking business is closely related to banking.

   Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a non-banking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

    Other than making equity investments in low to moderate income housing limited partnerships, Union National Financial Corporation does not at this time engage in any other permissible activities, nor does Union National Financial Corporation have any current plans to engage in any other permissible activities in the foreseeable future.

   Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

    Legislation and Regulatory Changes. From time to time, Congress or the Pennsylvania legislature enacts legislation which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.
Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on Union National Financial Corporation and its subsidiary. The following paragraphs discuss legislative or regulatory changes of potential significance to Union National Financial Corporation which Congress has recently enacted and others which Congress or various regulatory or professional agencies currently are discussing.

   The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent,of which at least 4 percent must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 15, 32 and 33 of Union National Financial Corporation's 1999 annual report for information concerning Union National Financial Corporation's capital ratios which are included in Exhibit 13 and incorporated here by reference.

    Pending Legislation. Management cannot anticipate what changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 33 and 34 of Union National Financial Corporation's 1999 annual report, which pages are included in Exhibit 13 and incorporated here by reference.

    Effects of Inflation. Inflation has some impact on Union National Financial Corporation's and Union National Community Bank's operating costs. Unlike many industrial companies, however, substantially all of Union National Community Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National Financial Corporation's and Union National Community Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

   Monetary Policy. Domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies affect the earnings of Union National Financial Corporation and Union National Community Bank. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. The Federal Reserve uses these instruments in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

   Union National Community Bank is a member of the Federal Reserve System. The policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Union National Community Bank's operations in the future. The effect of Federal Reserve Board policies and regulations upon the future business and earnings of Union National Financial Corporation and Union National Community Bank cannot be predicted.

   Environmental Laws. Neither Union National Financial Corporation nor Union National Community Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Union National Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Union National Community Bank. Union National Financial Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Union National Community Bank.

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

   Supervision and Regulation - Union National Community Bank
_________________________________________________________________

   The operations of Union National Community Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Comptroller of the Currency, the Federal Reserve Board and the FDIC.

   The primary supervisory authority of Union National Community Bank is the Comptroller of the Currency, which regulates and examines Union National Community Bank. The Comptroller of the Currency has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

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

        Statistical Data.  The information required by this Item
        ________________
is incorporated by reference from pages 19 through 33 of Union
National Financial Corporation's 1999 annual report.

        Employees.  As of March 23, 2000, Union National
        __________
Community Bank had 123 full-time employees and 20 part-time employees. None of these employees is represented by a collective bargaining agent, and Union National Financial
Corporation believes it enjoys good relations with its personnel.

ITEM 2.   PROPERTIES.

    Union National Community Bank owns its main office, five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for one branch office located in Manheim, Pennsylvania and office space for our Credit Services Division located in Mount Joy, Pennsylvania.

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

Main Office Annex        Wood frame
115 East Main Street     construction             September, 1992
Mount Joy, PA 17552      with aluminum siding.
                         Containing approximately
                         1,632 sq. ft. of space.

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

Credit Services Division Second floor of brick    September, 1998
32 Mount Joy Street      building containing
Mount Joy, PA 17552      approximately 3,000 sq. ft.
                         of office space.

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

    Market and dividend information required by this Item is incorporated here by reference from the inside front cover of Union National Financial Corporation's 1999 annual report which is included in Exhibit 13 to this Form 10-K. Union National Financial Corporation's common stock is traded on a very limited basis in the local over-the-counter market and on the OTC Bulletin Board under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 1999 annual report and is also available on some internet websites. This information represents a limited amount of share transfer activity.

    Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank have paid regular cash dividends on their common stock for more than thirty-five years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

    Additional information required by this Item regarding dividend restrictions is incorporated here by reference from page
33 of Union National Financial Corporation's 1999 annual report, which is included in Exhibit 13 to this Form 10-K.

    As of March 21, 2000, there were approximately 927 holders of record of Union National Financial Corporation's common stock.

ITEM 6.    SELECTED FINANCIAL DATA.
______     ________________________

    The information required by this Item is incorporated here by reference from page 4 and 20 of Union National Financial
Corporation's 1999 annual report which is included in Exhibit 13 to this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
______     _________________________________________________
           CONDITION AND RESULTS OF OPERATION.
           ___________________________________

    The information required by this Item is incorporated by reference from pages 21 through 34 of Union National Financial
Corporation's 1999 annual report which are included in Exhibit 13 to this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
_______     _____________________________________________
            MARKET RISK.
            ____________

    The information required by this Item is incorporated here by reference from pages 30, 31 and 32 of Union National Financial
Corporation's 1999 annual report which pages are included in
Exhibit 13 to this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_______    ____________________________________________

    The information required by this Item is incorporated here by reference from pages 6 through 20 of Union National Financial
Corporation's 1999 annual report are included in Exhibit 13 to this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
______     ________________________________________________
           ACCOUNTING AND FINANCIAL DISCLOSURE.
           ____________________________________
    None.

                           PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
________   _______________________________________________

    The information required by this Item is incorporated here by reference from pages 3 through 12, 14, 15 and 25 of Union
National Financial Corporation's proxy statement for its 2000 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION.
________    _______________________

    The information required by this Item is incorporated here by reference from pages 16 through 23 of Union National Financial
Corporation's proxy statement for its 2000 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
________    ___________________________________________________
            MANAGEMENT.
            ___________

    The information required by this Item is incorporated here by reference from pages 3 through 5 and pages 14, 15 and 25 of Union
National Financial Corporation's proxy statement for its 2000 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_______     _______________________________________________

    The information required by this Item is incorporated here by reference from and 25 of Union National Financial Corporation's proxy statement for its 2000 annual meeting of shareholders.

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

                 3.     The following Exhibits are filed
                        herewith, or incorporated by reference as a part of this Report:

                        3(i) Union National Community Bank's
                             Amended Articles of Incorporation.
                             (Incorporated by reference to
                             Exhibit 3(i) to Union National
                             Financial Corporation's Registration
                             Statement No. 333-27837 on Form S-8,
                             filed with the Commission on May 27,
                             1997.)

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

                        10.1  Executive Employment Agreement
                              dated as of January 1, 1999,
                              between Mark D. Gainer and
                              Union National Financial
                              Corporation (Incorporated by
Reference to Exhibit 10.1 to Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998).

                        10.2  Union National Financial
                              Corporation 1988 Stock Incentive
                              Plan. (Incorporated by reference
                              to Exhibit 4.3 to Union National
                           Financial Corporation's
               Registration Statement No.
      333-27837 on Form S-8, filed with
    the Commission on May 27, 1997.)

                        10.3  Union National Financial
                              Corporation 1997 Stock
                              Incentive Plan.  (Incorporated
                              by reference to Exhibit 4.5 to
                         Union National Financial
              Corporation's Registration
      Statement No. 333-27837 on Form
  S-8, filed with the Commission on
May 27, 1997.)

                        10.4  Change of Control Agreement, dated
                              June 17, 1999, between Michael A.
                              Frey and Union National Financial
                              Corporation.

                        10.5  Union National Financial
                              Corporation Employee Stock Purchase
                              Plan (Incorporated by Reference to
                              Exhibit 4.4 to Union National
                              Financial Corporation's
                              Registration Statement No. 333-
                              27837 on Form S-8, filed with the
                              Commission on May 27, 1997).

                          11  Statement re: Computation of
                              Earnings Per Share.
                              (Incorporated by Reference to
                              page of 4 of Union National
                              Financial Corporation's 1999 Annual
                              Report, which is included herein at
                              Exhibit 13.)

                          12  Statement re:  Computation of
                              Ratios. (Incorporated by
                              Reference to page 4 of Union
                              National Financial Corporation's
                              1999 Annual Report, which is
                              included herein at Exhibit 13.)

                          13  Excerpts from Union National
                              Financial Corporation's 1999
                              Annual Report to Shareholders.

                          21  Subsidiaries of the Union National
                              Financial Corporation (Incorporated
                              by Reference to Union National
                         Financial Corporation's Annual
                    Report on Form 10-K for the Year
                 Ended December 31, 1998).

                          23  Consent of Independent Auditors.

                          27  Financial Data Schedule.

            (b)  No Current Report on Form 8-K was filed by
                 Union National Financial Corporation during the fourth quarter of the 1999 fiscal year.

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

                              Date:    March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

                                               DATE
                                               ____

By   /s/ Mark D. Gainer                   March 23, 2000
     ________________________
     Mark D. Gainer
     President, Chief Executive Officer
     and Director (principal executive officer)


By   /s/ Donald H. Wolgemuth              March 23, 2000
     ________________________
     Donald H. Wolgemuth
     Chairman of the Board of Directors
     and Director


By   /s/ William E. Eby                   March 23, 2000
     ________________________
     William E. Eby, Director

By   /s/ Clement M. Hoober                March 23, 2000
     ________________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)


By   /s/ Frank R. Eichler                 March 23, 2000
     ________________________
     Franklin R. Eichler, Director


By   /s/ Daniel C. Gohn                   March 23, 2000
     ______________________
     Daniel C. Gohn, Director


By   /s/ Carl R. Hallgren                 March 23, 2000
     ________________________
     Carl R. Hallgren, Director


By   /s/ David G. Heisey                  March 23, 2000
     ________________________
     David G. Heisey, Director


By   /s/ William D. Linkous               March 23, 2000
     ________________________
     William D. Linkous, Director


By   /s/ Darwin A. Nissley                March 23, 2000
     ________________________
     Darwin A. Nissley, Director


By   /s/ Daniel H. Raffensperger          March 23, 2000
     ________________________
     Daniel H. Raffensperger, Director


By   /s/ Benjamin W. Piersol, Jr.         March 23, 2000
     ________________________
     Benjamin W. Piersol, Jr., Director

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

  3(ii)   Union National Financial Corporation's
          Amended By-laws.(Incorporated by reference to Exhibit 3(ii) to Union National Financial
          Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997), and the amendment thereto dated
          November 14, 1998 (Incorporated by reference to Exhibit
          3(ii) to Union National Financial Corporation's Annual
         Report on Form 10-K for the Year Ended December 31,
     1998).

  10.1    Executive Employment Agreement dated as of
          January 1, 1999, between Mark D. Gainer and
          Union National Financial Corporation (Incorporated by reference to Exhibit 10.1 to Union National Financial
      Corporation's Annual Report on Form 10-K for the Year
    Ended December 31, 1998).

  10.2    Union National Financial Corporation 1988 Stock
          Incentive Plan. (Incorporated by Reference to Exhibit
        4.3 to Union National Financial Corporation's
          Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on May 27, 1997.)

  10.3    Union National Financial Corporation's 1997 Stock
          Incentive Plan.  (Incorporated by Reference to Exhibit
         4.5 to Union National Financial Corporation's
          Registration Statement No. 333-27837
          on Form S-8, filed with the Commission on May 27, 1997.)

  10.4    Change in Control Agreement, dated as of June 17,
          1999, between Michael a. Frey and Union National
          Financial Corporation.

  10.5    Union National Financial Corporation's Employee Stock
Purchase Plan (Incorporated by Reference to Exhibit 4.4 to Union
National Financial Corporation's Registration Statement No. 333-
27837 on Form S-8, file with the Commission on May 27, 1997.)

  11      Statement re: Computation of Earnings Per Share.
          (Incorporated by Reference to page 4 of Union
          National Financial Corporation's 1999 Annual Report, which is included herein at Exhibit 13.)

  12      Statement re:  Computation of Ratios.
          (Incorporated by Reference to page 4 of
          Union National Financial Corporation's 1999 Annual
          Report, which is included herein at Exhibit 13.)


  13      Excerpts from Union National Financial
          Corporation's 1999 Annual Report to
          Shareholders.

  21      Subsidiaries of Union National Financial
          Corporation (Incorporated by Reference to Union
National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998).

  23      Consent of Independent Auditors.

  27      Financial Data Schedule.
