Form 10-Q
period 2000-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2000-05-16
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31,2000
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,570,034     shares of $.25 (par) common stock were
_________________
outstanding as of May 2, 2000.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            5-16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   13-14

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                17

  Item 2  - Change in Securities                             17

  Item 3  - Defaults Upon Senior Securities                  17

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 17

  Item 5  - Other Information                                17

  Item 6  - Exhibits and Reports on Form 8-K              17-18

Signature Page                                               19

Exhibit 27 - Financial Data Schedule                         20

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 3/31/00      12/31/99
                                           ______________________

ASSETS

Cash and Due from Banks                      $5,272      $7,004
Federal Funds Sold                              400           0
Investment Securities Held to Maturity
 (Market Value - 2000-$27,191;1999-$27,620)  28,143      28,712
Investment Securities Available for Sale     51,842      52,114
Loans(Net of Unearned Income)               178,553     174,854
  Less: Allowance for Loan Losses            (1,798)     (1,783)
                                          ______________________
   Total Net Loans                          176,755     173,071

Premises and Equipment - Net                  5,285       5,191
Accrued Interest Receivable                   1,960       1,716
Deferred Income Taxes                           815         813
Investment in Limited Partnerships              807         823
Other Assets                                    387         135
                                          _____________________
    TOTAL ASSETS                           $271,666    $269,579
                                          =====================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $23,891     $21,889
 Interest-Bearing                           190,431     187,292
                                          _____________________
    Total Deposits                          214,322     209,181

Short-Term Borrowing                          5,826       9,100
Long-Term Debt                               27,035      27,035
Accrued Interest Payable                      1,220         963
Other Liabilities                               398         236
                                          _____________________
     TOTAL LIABILITIES                      248,801     246,515

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   689         657
Shares: Authorized - 20,000,000; Issued -
  2,754,526 in 2000 (2,626,935 in 1999)
  Outstanding - 2,575,905 in 2000 (2,483,072
  in 1999)
Surplus                                       9,323       7,250
Retained Earnings                            17,610      19,323
Accumulated Other Comprehensive Income/(Loss)(1,048)     (1,038)
Less: Treasury Stock - at cost
 (178,621 shares in 2000 and 143,863 shares
  in 1999)                                   (3,709)     (3,128)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              22,865      23,064
                                          ______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $271,666    $269,579

                                          ======================

* The Stockholders' Equity and share information as of March 31,
2000, reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 13, 2000, payable on
May 19, 2000, to stockholders of record on May 2, 2000.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Three Months Ended March 31,
                              ___________________________________
(In Thousands, except Per Share Data)       2000       1999
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                   $3,708      $3,497
Investment Securities:
  Taxable                                       907         799
  Exempt from Federal Taxes                     312         302
Other                                             4          62
                                           _____________________
  Total Interest Income                       4,931       4,660

INTEREST EXPENSE
Deposits                                      1,880       1,742
Short-Term Borrowing                             81           3
Long-Term Debt                                  394         393
                                           _____________________
   Total Interest Expense                     2,355       2,138
                                           _____________________
   Net Interest Income                        2,576       2,522

PROVISION for LOAN LOSSES                        51          42
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             2,525       2,480

OTHER OPERATING INCOME
Trust Income                                     41          31
Service Charges on Deposit Accounts             163         120
Other Service Charges, Commissions, Fees        147         138
Investment Securities Gains/(Losses)             (5)          0
Other Income                                     37          46
                                           _____________________
    Total Other Operating Income                383         335

OTHER OPERATING EXPENSES
Salaries and Wages                              986         853
Retirement Plan and Other Employee Benefits     253         209
Net Occupancy Expense                           165         161
Furniture and Equipment Expense                 100          90
FDIC Insurance Assessment                        11           6
Other Operating Expenses                        579         539
                                           _____________________
    Total Other Operating Expenses            2,094       1,858
                                           _____________________
    Income before Income Taxes                  814         957

PROVISION for INCOME TAXES                      139         199
                                           _____________________
    NET INCOME for PERIOD                      $675        $758
                                           =====================
PER SHARE INFORMATION*
 Net Income for Period (Basic and Assuming
   Dilution)                                  $0.26       $0.29
 Cash Dividends                              $0.143      $0.122

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                          $675        $758
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                                (13)       (178)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                         3           0
                                           _____________________
  Total Other Comprehensive Income/(Loss)       (10)       (178)
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD             $665        $580
                                           =====================

* Per share information reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 13, 2000, payable on May 14, 2000 to stockholders of record on May 2,2000.

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Three Months Ended March 31,
                                 ________________________________
         (In Thousands)                    2000         1999
                                 ________________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $ 675      $ 758
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                 113         113
  Provision for Loan Losses                      51          42
  Investment Securities (Gains)/Losses            5           0
  Provision for Deferred Income Taxes             3         (11)
  (Increase)/Decrease in Accrued
  Interest Receivable                          (245)       (257)
  (Increase)/Decrease in Other Assets          (240)        (70)
  Increase/(Decrease) in Other Liabilities      419         346
                                           _____________________
Net Cash Provided by Operating Activities       781         921

CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold   (400)      7,165
Proceeds from Sales of
 Available for Sale Securities                1,009           0
Proceeds from Maturities of
 Available for Sale Securities                1,188       8,939
Proceeds from Maturities of
 Held to Maturity Securities                  1,123         406
Purchases of Available for Sale Securities   (1,946)    (11,960)
Purchases of Held to Maturity Securities       (553)     (2,455)
Loans Made to Customers, Net of
 Principal Collected on Loans                (3,734)     (3,592)
Purchases of Property and Equipment            (203)       (112)
                                           _____________________
    Net Cash (Used in)Investing Activities   (3,516)     (1,609)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         1,800        (849)
Net Increase/(Decrease) in Certificates
 of Deposits                                  3,341       1,922
Net Increase/(Decrease) in Short-Term
 Borrowing                                   (3,274)        106
Proceeds from Issuance of Long-Term Debt     10,000           0
Payment on Long-Term Debt                   (10,000)     (1,675)
Acquisition of Treasury Stock                  (581)       (270)
Issuance of Common Stock                         88          77
Cash Dividends Paid                            (371)       (325)
                                           _____________________
   Net Cash Provided by/(Used In)
   Financing Activities                       1,003      (1,014)
                                           _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (1,732)     (1,702)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,004       7,341
                                           _____________________
CASH and CASH EQUIVALENTS - End of Period    $5,272      $5,639
                                           =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $2,098      $2,057
Income Taxes                                      0          25


The accompanying notes are an integral part of the consolidated financial statements.


                UNION NATIONAL FINANCIAL CORPORATION
                      MOUNT JOY, PENNSYLVANIA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation.

2. These statements should be read in conjunction with notes to the financial statements contained in the 1999 Annual Report to Stockholders.

3. All per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the board of directors on April 13, 2000, payable on May 19, 2000, to stockholders of record on May 2, 2000. The weighted-average number of shares of common stock outstanding was as follows:

                                  Basic       Assuming Dilution
Three Months Ended:            ___________   ___________________
     March 31, 2000              2,589,845        2,596,666
     March 31, 1999              2,652,801        2,657,432


4. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of this Statement allow Union National to reclassify held to maturity securities to an available for sale classification. Union National does not expect the provisions of this Statement to have a material effect on the liquidity, results of operations or capital resources of Union National when it becomes effective. The effective date of this pronouncement was delayed until the first quarter of 2001 through the issuance of SFAS No. 137. However, earlier application is permissible. Union National is currently evaluating this Statement and considering early adoption in the second or third quarter of 2000. Early adoption of the provisions of this Statement would allow Union National to reclassify securities that are currently classified as held to maturity to an available for sale classification.

5. The results of operations for the three month period ended
March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

6. Certain reclassifications have been made to the 1999
consolidated financial statements to conform with the 2000 presentation.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 1999 Annual Report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:
*   operating, legal and regulatory risks;
* economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
* the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
______________________

Overview

Consolidated net income for the three months ended March 31, 2000, was $675,000, a decrease of 10.9%, as compared to consolidated net income of $758,000 for the same period of 1999.

On a per share basis, net income for the three months ended March 31, 2000, was $.26, as compared to $.29 for the same period in 1999. Per share information reflects the 5% stock dividend declared by Union National's board of directors on April 13, 2000, payable on May 19, 2000, to stockholders of record on May 2, 2000.

Results of operations for the three months ended March 31, 2000, as compared to the same period in 1999 were impacted by the following items:
* Net income decreased due to a slight narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and long-term debt.
* Net income increased due to growth of 7.8% in average net loans, which was funded by growth in average deposits and additional borrowings.
* Net income decreased due to an increase in the provision for loan losses.
* Net income increased due to a 14.3% increase in other operating income.
* Net income decreased due to a 12.7% increase in other operating expenses.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 1.00% on an annualized basis for the three months ended March 31, 2000, as compared to 1.18% for the same period in 1999. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 11.9% on an annualized basis for the three months ended March 31, 2000, as compared to 12.8% for the same period in 1999. ROE was positively impacted by the treasury stock repurchase plan and by an increase in the unrealized loss on available for sale securities. ROE without considering unrealized losses on available for sale securities was 11.37% for the first quarter of 2000 as compared to 12.88% for the same period of last year. See the discussion under the section on Stockholder's Equity for further details.

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2000 as compared to historic growth rates of deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area and due to rising interest rates which currently are expected to negatively impact loan demand. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*  further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers;
* promotion of the bank's consumer and home equity lines of credit;
* the strategic promotion of the bank's retail offices in light of continued consolidation of financial institutions in the bank's market area;
* economic stability of the bank's market area as discussed below; and
* continued population and business growth in the bank's market area.
The funding for loan growth is further discussed under the section on Liquidity.

It is anticipated that economic activity in the bank's market area during the remainder of 2000 appears favorable due to continued economic growth and construction activity and low unemployment rates. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

Net Interest Income

Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and other interest-bearing liabilities. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended March 31, 2000, increased by $69,000, or 2.6%, over the same period in 1999. Average loan growth of $12,794,000 was funded by growth in average deposits of $9,282,000 and by additional borrowings. Average earning assets increased in the amount of $13,954,000 in the aggregate over the same period in 1999. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $110,000.

The overall interest rate on the average total earning assets for the current period was 7.91%, which was comparable to the 7.90% for the same period of last year. The overall interest rate on the average interest-bearing liabilities increased to 4.22% for the current period, as compared to 4.09% for the same period of last year. This was due to rising short- and intermediate-term interest rates which are reflected in higher rates on high-yield money market accounts, certificates of deposit and short-term borrowings. In addition, due to rising interest rates and the prohibitively high cost of long-term, fixed-rate advances from the Federal Home Loan Bank of Pittsburgh, the bank utilized additional short-term borrowings during the first quarter of 2000. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $41,000 for the current period over the same period in 1999. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2000.

As referenced above, in order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank. The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of March 31, 2000, the bank has received long-term advances of $27,035,000 and short-term advances of $5,350,000 from its available credit of $69,723,000 at the Federal Home Loan Bank for purposes of funding loan demand and mortgage-backed security purchases. The total advances had an effective rate of 5.80% at March 31, 2000 with maturities ranging from overnight borrowings to January 2010.

Commencing October 1998, the Federal Reserve Bank began loosening the monetary supply, causing the prime interest rate to decrease from 8.50% to 7.75%. The immediate impact of these short-term interest rate decreases was to decrease interest rates on loans and deposits that adjust according to short-term rate indexes and to decrease reinvestment rates on investment securities and renewing certificates of deposit. However, in June 1999, the Federal Reserve Bank began tightening the monetary supply and the prime interest rate was increased from 7.75% to 9.00% by March 2000. With these increases in interest rates, there also has been an increase in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the Federal Home Loan Bank.

As a result of the general increase in interest rates, it is currently anticipated that for the remainder of 2000, the bank's net interest margin percentage will narrow in comparison to the current net interest margin percentage and also in comparison to the net interest margin percentage in the same period of 1999.
As an offset to the narrowing of the net interest margin percentage, income from growth in earning assets during 1999 and the first quarter of 2000, net of costs of growth in deposits and borrowings, will increase the net interest margin for the remainder of 2000. The netting of these two factors, as reflected in the bank's current model and estimates as of March 31, 2000, may result in a net interest margin for the remainder of 2000 that is currently expected to range from comparable to a moderate increase over the net interest margin during the same period of 1999. However, currently expected growth in earning assets during the remainder of 2000 should increase the bank's net interest margin. This growth is not reflected in the bank's model at March 31, 2000. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 2000, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $51,000 for the three months ended March 31, 2000, and $42,000 for the three months ended March 31, 1999. Net charge-offs for the three months ended March 31, 2000, were $36,000 as compared to a net recovery of $9,000 for the same period of last year. The increase in the provision over the same period of last year is primarily a result of the increase in net charge-offs. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the three months ended March 31, 2000 was $383,000, representing an increase of $48,000, or 14.3%, over the same period in 1999. Contributing to this increase were the following items:
* additional earnings in monthly service charges in the amount of $23,000, which were primarily a result of increases in monthly service charges on noninterest bearing accounts effective May 1, 1999;
* additional earnings in insufficient funds charges in the amount of $8,000;
* an increase in earnings from account analysis charges on commercial deposit accounts in the amount of $9,000;
* an increase in income from trust and wealth management services in the amount of $10,000; and
* increased usage of the bank's debit cards resulting in additional earnings in interchange fee income in the amount of $8,000.
The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended
March 31, 2000, increased by $236,000, or 12.7%, over the same period in 1999. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $133,000, or 15.6%, over the same period in 1999. This increase was essentially due to annual merit and cost of living increases, planned staff additions and the compensation impact of our new paid time off program. New staff positions include a manager for our newly developed Wealth Management Group, a chief lending officer, staff for a new community office, a collections assistant, a credit analyst and a database marketing specialist. See section entitled Initiatives for 2000 for further discussion on these staff additions and their impact to the operating results of Union National.

Related fringe benefits increased by $44,000, or 21.1%, from the same period in 1999. The increased expense is primarily a result of increased employee benefit costs as a result of staff additions and the addition of a short-term disability benefit for employees.

Occupancy, furniture and equipment expenses for the three months ended March 31, 2000, increased by $14,000, or 5.6%, from the same period in 1999. This was due to an increase in lease expense, repairs and maintenance costs and snow removal costs. The increase in lease expense is a result of additional costs relative to our new community office located on Locust Street in Columbia.

Other operating expenses for the three months ended March 31, 2000, increased by $40,000, or 7.4%, over the same period in 1999. Contributing factors to the increase in other operating expenses as compared to the same period in 1999 included the following:
*  an increase in staff training and seminar costs of $12,000;
*  an increase in legal and professional fees of $15,000; and
* an increase in outside computer services of $18,000. Expenditures in 2000 for professional fees included fees paid to an electronic data processing consultant to assist in the assessment of current system capabilities and alternatives and fees paid to an independent company to perform internal audit services.

Income Taxes

Union National's income tax expense decreased by $60,000 for the three months ended March 31, 2000, to $139,000 from $199,000 for the same period in 1999. The effective tax rate was 17.1% for the three months ended March 31, 2000, and 20.8% for the three months ended March 31, 1999. The decrease in income tax expense was due to lower pretax income and an increase in tax exempt income on loans and securities in the first three months of 2000 as compared to the same period of 1999. Currently, the effective tax rate of Union National for the remaining months of 1999 is expected to approximate the current effective tax rate.


INITIATIVES FOR 2000
____________________
During 2000, the bank is implementing various initiatives that should impact the results of operations of Union National. In January 2000, the bank added two key staff positions. First, the bank added a chief lending officer who will lead our lending efforts and assist in the overall management of credit quality in the bank's loan portfolio. Management believes the addition of this position should enhance the credit review process for new loans and should further allow our loan and business development officers to focus on their sales efforts. The bank also added a manager to lead our newly developed Wealth Management Group. The addition of this position will allow Union National to diversify and grow our trust services with additional investment and asset management services. It is anticipated that two additional staff positions will be added to augment the efforts of our existing trust department in the development of our Wealth Management Group. These additions to staff are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $130,000, net of tax, for salary and related benefit costs. However, these additions to staff will also enable Union National to enhance both interest income and fee income in 2000 and beyond.

In addition to the staff additions mentioned above, the bank is anticipating that additional operational costs will be incurred related to the establishment of the Wealth Management Group. The bank has entered into a five year lease for office space in Lancaster for the expansion of this department. Lease and other operating costs are expected to reduce Union National's results of operations by a currently estimated amount of $70,000. However, it is anticipated that a significant part of these expenses will be offset by fee income from additional customer relationships generated by the staff at this location.

The bank also opened a community banking office at 401 Locust Street in Columbia on April 17, 2000. The bank has entered into an agreement to lease the facilities for a five-year period with four renewal options that have terms of five years each. Staffing costs, office costs and other general expenses are expected to impact results of operations for the start-up and operation of the office. These operating costs are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $115,000, net of tax. Management anticipates that a significant part of these expenses will be offset by interest and fee income generated from new customer relationships at this location. The facility required some renovations, furnishings and equipment, which cost approximately $130,000.

In an effort to increase brand awareness for Union National during 2000 there will be sign and other changes at our community offices. The costs of sign changes are currently estimated at $139,000, and the addition of these signs is expected to decrease results of operations by $22,000 for the remainder of 2000, net of tax, including the write-off of existing sign assets.

Union National has been evaluating its technology resources and alternatives during 1999. A technology plan has been developed and is expected to be implemented over the next two years. This plan includes a voice-response unit, a marketing central information file (MCIF) database system, a bank-wide network and a change in our core data processing system. These system enhancements will allow Union National to provide additional services to customers, more effectively market our existing products and significantly increase operational efficiencies. In May 2000, the bank signed a letter of intent to use M&I Data Services, Inc. to provide the core data processing system and services needed by the bank. We are currently anticipating a conversion in November 2000. The systems implemented during 2000 are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $205,000, net of tax. The implementation of these systems is currently expected to require cash payments of $1,450,000 in 2000 for equipment, software and various other products and services. Systems changes may also materially impact the results of operations in
future years.   However, systems changes and enhancements should
result in both increased revenue and cost savings to the bank.

Union National also will be developing and promoting several new products in 2000. These products include a small business checking account, an unsecured consumer line of credit and other additions to our current product line. Management believes that these new products will enhance results of operations for 2000.

See Stockholders' Equity section for further discussion on the impact of the above items on the capital resources of Union
National in 2000.




Regulatory Activity
___________________

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the bank. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Union National is continuing to assess the impact of and opportunities available in the Act, but has no immediate plans to pursue these additional business activities.

Union National does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on its operations. However, the act may have the result of increasing the amount of competition that Union National faces from larger financial service companies, many of whom have substantially more financial resources, which may now offer banking services in addition to insurance and brokerage services.

As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as discussed above, management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

Further, the business of Union National is affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

The bank is routinely examined by the OCC and no material adverse impact is anticipated on current or future operations and financial position as a result of this process. The last
Community Reinvestment Act performance evaluation by the OCC resulted in a "satisfactory" rating of the bank's record of meeting the credit needs of its entire community.

Changes in Accounting Standards
_______________________________

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of this Statement allow Union National to reclassify held to maturity securities to an available for sale classification. Union National does not expect the provisions of this Statement to have a material effect on the liquidity, results of operations or capital resources of Union National when it becomes effective. The effective date of this pronouncement was delayed until the first quarter of 2001 through the issuance of SFAS No. 137. However, earlier application is permissible. Union National is currently evaluating this statement and considering early adoption in the second or third quarter of 2000. Early adoption of the provisions of this statement would allow Union National to reclassify securities that are currently classified as held to maturity to an available for sale classification.

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,189,000 to comply with their respective repayment terms. This amount represents a slight increase from the amount of $2,092,000 at December 31, 1999. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently estimates that a portion of these loans will be classified as nonperforming in the remaining months of 2000.

At March 31, 2000, total nonperforming assets amounted to $1,964,000, or 1.1% of total net loans, as compared to a level of $1,495,000, or .9%, at December 31, 1999. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five year period was an average of
 .7%.

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination as of June 30, 1999.

SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________

                                    March 31,    December 31,
  (In Thousands)                     2000            1999
                                  _______________________________
Nonaccruing Loans                   $1,527          $1,343
Accrual Loans - 90 days or more
 past due                              379             132
Restructured Accrual Loans               0               0
Other Real Estate Owned                 58              20
                                  _______________________________
   Total Nonperforming Assets       $1,964          $1,495
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 1.1%            0.9%
                                  ===============================

   Allowance for Loan Losses
   as a % of Nonperforming Loans        94%            121%
                                  ===============================


Analysis of Allowance for Loan Losses
_____________________________________
                                 Three Months Ended March 31,
       (In Thousands)                    2000        1999
                             ________________________________

Average Total Loans Outstanding
  (Less Unearned Income)                   $177,149    $164,355
                                  ===============================

Allowance for Loan Losses,
   Beginning of Period                       $1,783      $1,743

Loans Charged-off During Period                  40          17

Recoveries of Loans Previously
   Charged-off                                    4          26
                                  _______________________________
   Net Loans Charged-off                         36          (9)

Addition to Provision for Loan Losses
   Charged to Operations                         51          42
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,798      $1,794
                                  ===============================

Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.08%      -0.02%
                                  ===============================

Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.01%       1.07%
                                  ===============================

The allowance for loan losses increased by $15,000 for the three months ended March 31, 2000, and the ratio of the allowance for loan losses to net loans was 1.01% at March 31, 2000, as compared to 1.02% at December 31, 1999. The increase in the allowance for loan losses for the three month period was due primarily to an increase in loans outstanding. Management believes, based on information currently available, that the current allowance for loan losses of $1,798,000 is adequate to meet potential loan losses. As of October 1999, a review of selected portions of the bank's loan portfolio was completed by an independent consultant. This review included an evaluation of credit relationships exceeding $400,000 and all loans on nonaccrual status, past due 90 days or more or on the bank's internal watchlist. At the conclusion of the review, the consultant did not recommend that management increase the allowance for loan losses. For 2000, it is anticipated that an ongoing loan review will be performed on selected portions of the loan portfolio by an independent consultant.

Liquidity
__________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are as follows:
* maturing investment securities, which include overnight investments in federal funds sold;
* overnight correspondent bank borrowing on various credit lines;
*  payments on loans and mortgage-backed securities; and
*  a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the Bank's minimum defined level. There are no known trends, or any known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the Federal Home Loan Bank provides the Bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The Bank has a maximum funding capacity of up to $69,723,000 available at the Federal Home Loan Bank. In order to provide funding for the Bank's loans and investments, the Bank had outstanding borrowing from the Federal Home Loan Bank of $32,385,000 at March 31,2000, and $35,235,000 at December 31, 1999.

Market Risk - Interest Rate Risk
_________________________________

As a financial institution, Union National's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Bank's assets and liabilities. Virtually all of Union National's interest-sensitive assets and liabilities are held by the Bank, and therefore, interest rate risk management procedures are performed by the Bank. The nature of the Bank's current operations is such that the Bank is not subject to foreign currency exchange or commodity price risk. Union National does not own any trading assets. Union National has not entered into any hedging transactions such as interest rate floors, caps and swaps.

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the Bank's Board of Directors. The Bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the Federal Home Loan Bank and by the promotion or development of specific loan and deposit products. The Bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

In an effort to assess market risk, the Bank utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the Bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As a result of the simulation model, it is currently anticipated that a hypothetical two percent general decline in prevailing market interest rates over a one-year period will have an unfavorable impact on the Bank's net interest income over the next twelve months. This unfavorable impact is currently estimated at $53,000, net of taxes. A hypothetical two percent general rise in rates will also have an unfavorable impact on net interest income over the next twelve months. This unfavorable impact on net interest income is currently estimated at $200,000, net of taxes. The computations do not contemplate any actions Management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The Bank managed its interest rate risk position for the three months ended March 31, 2000, by the following:
* marketing its variable-rate home equity line of credit
(these outstanding loans increased by $287,000 for the period);
* increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $1,664,000 for the period);
* managing and expanding the Bank's core deposit base including deposits obtained in the Bank's commercial cash management programs; and
* additions to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances.
The above strategies and actions impact interest rate risk and are all included in the Bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity
_____________________

Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. The bank's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.54% as of March 31, 2000, as compared to 8.70% as of December 31, 1999. The decrease in this capital ratio is primarily a result of growth in average assets during the period and dividends paid by the bank to Union National to fund the common stock repurchase plan discussed below.

Items which could have a material impact on capital resources of Union National for the remainder of 2000 include the opening of a community banking office at 401 Locust Street in Columbia, plans to change signs at our community banking offices, the implementation of various systems in accordance with our technology plan and a contract in the amount of $200,000 for the purchase of real estate. The contract for the purchase of real estate is for land that is expected to be used for the expansion of an existing community banking office. The contract is subject to certain contingencies that management currently expects to be met. There are no other material commitments for capital expenditures as of March 31, 2000. There are no known trends or uncertainties, including regulatory matters, that are expected to have material impact on the capital resources of Union National for 2000, except as discussed below concerning Union National's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On January 13, 2000, Union National announced that the Board of Directors had authorized and approved a plan to purchase up to 50,000 shares of Union National's outstanding common stock in open market or privately negotiated transactions. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of March 31, 2000, a total of 34,758 shares of common stock were repurchased under this plan at a cost of $581,000. This amount was funded from consolidated earnings. Union National and the Bank remain well capitalized and meet all regulatory capital guidelines after the repurchase of the shares.

The Bank's risk-based capital ratios exceed regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31,2000, as compared to the Bank's current risk-based capital ratio of 13.29%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of March 31, 2000, the Bank was categorized as well capitalized. Management is not aware of any conditions or events that would adversely affect the Bank's capital. The Bank maintains the following leverage and risk-based capital ratios:

     (In Thousands)                   March 31,    December 31,
                                         2000          1999
                                     ____________   _____________
S>
Tier I - Total Stockholders' Equity    $ 22,988      $ 23,176
Tier II - Allowance for Loan Losses       1,798         1,783
                                     ____________   _____________
   Total Qualifying Capital            $ 24,786      $ 24,959
                                     ============   =============
Risk-adjusted On-balance-sheet Assets  $175,051      $168,830
Risk-adjusted Off-balance-sheet Exposure 11,422        10,958
                                     ____________   _____________
   Total Risk-adjusted Assets          $186,473      $179,788
                                     ============   =============
Ratios:
Tier I Capital Ratio - Actual              8.54%         8.70%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               5.00          5.00
Risk-based Capital Ratio:
Tier I Captial Ratio - Actual             12.33%        12.89%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               6.00          6.00

Total Capital Ratio - Actual              13.29%        13.88%
Minimum Required                           8.00          8.00


To Be Well Capitalized under Prompt
Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $ 9,868      $ 10,576
                                     ============   =============

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

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) An annual meeting of shareholders was held at 10:00 a.m. on April 26, 2000, at The Gathering Place, 6 Pine Street, Mount Joy,
Pennsylvania, 17552.

(b) - (c) The following matters were voted upon:

Three Class A directors were elected, as follows:


                                    Votes *  Votes *
                                    cast      cast      Votes *
Reelected            Term Expires  "For"    "Against" "Abstained"
________________    _____________ _________  _______   _________
Franklin R. Eichler     2003      1,964,645   7,686      2,112
Mark D. Gainer          2003      1,964,960   7,371      2,112
Darwin A. Nissley       2003      1,971,460     871      2,112

Directors whose term continued after the meeting:

Class B Directors
Daniel C. Gohn          2001
Carl R. Hallgren        2001
David G. Heisey         2001
Daniel H. Raffensperger 2001

Class C Directors
Donald H. Wolgemuth     2002
William E. Eby          2002
William D. Linkous      2002
Benjamin W. Piersol, Jr.2002

* Information of shares voted does not reflect the 5% stock dividend declared by the Corporation's board of directors on April 13, 2000, payable on May 19, 2000, to stockholders of record on May 2, 2000.

(d) Nothing to report

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits - The following exhibit is being filed as part of this Report: (see also Item 6(b)).

             Exhibit No. 27 - Financial Data Schedule as of
             March 31, 2000.

         (b) Reports on Form 8-K

             Union National filed a report on form 8-K via EDGAR dated April 10, 2000.

The report was filed pursuant to Item 4, Changes in Registrant's Certifying Accountant, and reported that Trout, Ebersole, & Groff, LLP had declined to be reappointed as the Registrant's independent public accountant. As noted in that filing, during the last two most recent fiscal years and interim periods, there have been no disagreements with Trout, Ebersole, & Groff, LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Included with the filing as an exhibit was a copy of Trout, Ebersole, & Groff, LLP's letter directed to the Securities and Exchange Commission regarding their declining reappointment as the Registrant's independent public accountant.

Union National filed a second report on form 8-K via EDGAR dated April 27, 2000. The report was filed pursuant to Item 4, Changes in Registrant's Certifying Accountant and reported that the Registrant engaged Beard & Company, Inc. as its independent public accountant.

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

                                     Date: May 15, 2000



                                  By /s/ Clement M. Hoober
                                     __________________________
                                     Clement M. Hoober
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                     Date: May 15, 2000