Form 10-Q
period 2000-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2000-08-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30,2000
                                 _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,569,118     shares of $.25 (par) common stock were
_________________
outstanding as of August 1, 2000.
                  ______________

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

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 6/30/00      12/31/99
                                           ______________________
ASSETS

Cash and Due from Banks                      $7,337      $7,004
Investment Securities Held to Maturity
 (Market Value - 2000-$12,307;1999-$27,620)  13,198      28,712
Investment Securities Available-for-Sale     70,752      52,114
Loans(Net of Unearned Income)               183,710     174,854
  Less: Allowance for Loan Losses            (1,839)     (1,783)
                                          ______________________
   Total Net Loans                          181,871     173,071

Premises and Equipment - Net                  5,428       5,191
Accrued Interest Receivable                   1,818       1,716
Deferred Income Taxes                           759         813
Investment in Limited Partnerships              793         823
Other Assets                                  3,601         135
                                          _____________________
    TOTAL ASSETS                           $285,557    $269,579
                                          =====================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $25,032     $21,889
 Interest-Bearing                           191,204     187,292
                                          _____________________
    Total Deposits                          216,236     209,181

Short-Term Borrowing                         17,695       9,100
Long-Term Debt                               27,035      27,035
Accrued Interest Payable                      1,172         963
Other Liabilities                               277         236
                                          _____________________
     TOTAL LIABILITIES                      262,415     246,515

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   690         657
Shares: Authorized - 20,000,000; Issued -
  2,759,931 in 2000 (2,626,935 in 1999)
  Outstanding - 2,571,118 in 2000 (2,483,072
  in 1999)
Surplus                                       9,406       7,250
Retained Earnings                            17,853      19,323
Accumulated Other Comprehensive Income/(Loss)  (931)     (1,038)
Less: Treasury Stock - at cost
 (188,813 shares in 2000 and 143,863 shares
  in 1999)                                   (3,876)     (3,128)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              23,142      23,064
                                          ______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $285,557    $269,579

                                          ======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Three Months Ended June 30,
                              ___________________________________
(In Thousands, except Per Share Data)       2000       1999
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                   $3,854      $3,555
Investment Securities:
  Taxable                                       911         844
  Exempt from Federal Taxes                     311         316
Other                                             6          34
                                           _____________________
  Total Interest Income                       5,082       4,749

INTEREST EXPENSE
Deposits                                      1,950       1,733
Short-Term Borrowing                            100           7
Long-Term Debt                                  384         408
                                           _____________________
   Total Interest Expense                     2,434       2,148
                                           _____________________
   Net Interest Income                        2,648       2,601

PROVISION for LOAN LOSSES                        77          58
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             2,571       2,543

OTHER OPERATING INCOME
Trust Income                                     41          31
Service Charges on Deposit Accounts             179         144
Other Service Charges, Commissions, Fees        181         160
Investment Securities Gains/(Losses)              9           0
Other Income                                     18          18
                                           _____________________
    Total Other Operating Income                428         353

OTHER OPERATING EXPENSES
Salaries and Wages                            1,051         921
Retirement Plan and Other Employee Benefits     251         199
Net Occupancy Expense                           169         131
Furniture and Equipment Expense                 123         103
FDIC Insurance Assessment                        11           6
Other Operating Expenses                        681         544
                                           _____________________
    Total Other Operating Expenses            2,286       1,904
                                           _____________________
    Income before Income Taxes                  713         992

PROVISION for INCOME TAXES                      100         201
                                           _____________________
    NET INCOME for PERIOD                      $613        $791
                                           =====================
PER SHARE INFORMATION
 Net Income for Period-Basic                   $0.24       $0.30
 Net Income for Period-Assuming Dilution       $0.24       $0.30
 Cash Dividends                                $0.143      $0.132

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                          $613        $791
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                                123        (477)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                        (6)          0
                                           _____________________
  Total Other Comprehensive Income/(Loss)       117        (477)
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD             $730        $314
                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Six months Ended June 30,
                              ___________________________________
(In Thousands, except Per Share Data)       2000       1999
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                   $7,563      $7,052
Investment Securities:
  Taxable                                     1,818       1,643
  Exempt from Federal Taxes                     622         618
Other                                            10          96
                                           _____________________
  Total Interest Income                      10,013       9,409

INTEREST EXPENSE
Deposits                                      3,830       3,475
Short-Term Borrowing                            181          10
Long-Term Debt                                  778         801
                                           _____________________
   Total Interest Expense                     4,789       4,286
                                           _____________________
   Net Interest Income                        5,224       5,123

PROVISION for LOAN LOSSES                       128          99
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             5,096       5,024

OTHER OPERATING INCOME
Trust Income                                     81          62
Service Charges on Deposit Accounts             342         264
Other Service Charges, Commissions, Fees        328         298
Investment Securities Gains/(Losses)              4           0
Other Income                                     55          63
                                           _____________________
    Total Other Operating Income                810         687

OTHER OPERATING EXPENSES
Salaries and Wages                            2,037       1,774
Retirement Plan and Other Employee Benefits     504         408
Net Occupancy Expense                           335         293
Furniture and Equipment Expense                 222         193
FDIC Insurance Assessment                        21          12
Other Operating Expenses                      1,260       1,082
                                           _____________________
    Total Other Operating Expenses            4,379       3,762
                                           _____________________
    Income before Income Taxes                1,527       1,949

PROVISION for INCOME TAXES                      239         400
                                           _____________________
    NET INCOME for PERIOD                    $1,288      $1,549
                                           =====================
PER SHARE INFORMATION
 Net Income for Period-Basic                   $0.50       $0.59
 Net Income for Period-Assuming Dilution       $0.50       $0.58
 Cash Dividends                                $0.286      $0.254

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $1,288      $1,549
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                                110        (655)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                        (3)          0
                                           _____________________
  Total Other Comprehensive Income/(Loss)       107        (655)
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD           $1,395        $894
                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    Six Months Ended June 30,
                                ________________________________
        (In Thousands)                    2000         1999
                                ________________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                  $1,288     $1,549
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization               240        227
   Provision for Loan Losses                   128         99
   Investment Securities (Gains)/Losses         (4)         0
   Provision for Deferred Income Taxes          (1)         6
   Increase in Cash-Surrender Value of
    Bank-Owned Life Insurance                   (6)         0
  (Increase)/Decrease in Accrued
  Interest Receivable                          (103)       (164)
  (Increase)/Decrease in Other Assets          (442)        219
   Increase/(Decrease) in Other Liabilities     250          24
                                          _____________________
Net Cash Provided by Operating Activities     1,350       1,960
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold      0       7,795
Proceeds from Sales of
 Available-for-Sale Securities                2,314           0
Proceeds from Maturities of
 Available-for-Sale Securities                3,470      14,335
Proceeds from Maturities of
 Held-to-Maturity Securities                  1,427       1,493
Purchases of Available-for-Sale Securities   (9,616)    (16,444)
Purchases of Held-to-Maturity Securities       (553)     (4,553)
Loans Made to Customers, Net of
 Principal Collected on Loans                (8,928)     (6,092)
Purchases of Property and Equipment            (464)       (183)
Purchase of Bank-Owned Life Insurance        (3,000)          0
                                          _______________________

     Net Cash (Used in)Investing Activities (15,350)     (3,649)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         2,802      (5,093)
Net Increase/(Decrease) in Certificates
 of Deposits                                  4,253       5,319
Net Increase/(Decrease) in Short-Term
 Borrowing                                    8,595       2,215
Proceeds from Issuance of Long-Term Debt     10,000       1,587
Payment on Long-Term Debt                   (10,000)     (1,675)
Acquisition of Treasury Stock                  (748)       (704)
Issuance of Common Stock                        172         162
Cash Dividends Paid                            (741)       (675)
                                           _____________________
   Net Cash Provided by
   Financing Activities                      14,333       1,136
                                           _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                           333        (553)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,004       7,341
                                           _____________________
CASH and CASH EQUIVALENTS - End of Period    $7,337      $6,788
                                           =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $4,580      $4,285
Income Taxes                                    195         430

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

3. All per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the board of directors on April 13, 2000, payable on May 19, 2000, to stockholders of record on May 2, 2000. The weighted-average number of shares of common stock outstanding was as follows:

                            Basic             Assuming Dilution
                           _______           ___________________
Six months ended:
    June 30, 2000          2,580,211             2,590,522
    June 30, 1999          2,645,958             2,652,275
Three months ended:
    June 30, 2000          2,571,523             2,585,319
    June 30, 1999          2,639,888             2,647,891

4. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of these statements allow the reclassification of held-to-maturity securities to an available-for-sale classification. Union National adopted the provisions of these statements effective April 1, 2000, and reclassified a portion of its municipal and corporate investment securities portfolio from held-to-maturity to available-for-sale. Union National reclassified securities that had a book value of $14,639,000 and unrealized gains of approximately $52,000 on April 1, 2000. The other provisions of these statements did not have a material effect on the liquidity, results of operations or capital resources of Union National when it was adopted.

5. The results of operations for the six-month period ended June
30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:
*  operating, legal and regulatory risks;
* economic, political and competitive forces affecting our banking, securities, asset management and
*  credit services businesses; and
* the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission.

Results of Operations
_____________________
Overview

Consolidated net income for the six months ended June 30, 2000, was $1,288,000, a decrease of 16.8%, as compared to consolidated net income of $1,549,000 for the same period of 1999. For the quarter ended June 30, 2000, consolidated net income was $613,000, a decrease of 22.5% as compared to consolidated net income of $791,000 for the same period of 1999.

Basic and diluted earnings per share for the first six months of 2000 amounted to 50 cents per share, as compared to basic earnings per share of 59 cents and diluted earnings per share of 58 cents for the first six months of 1999. For the quarter ended June 30, 2000, basic and diluted earnings per share amounted to 24 cents, as compared to 30 cents for the same period of last year.

Results of operations for the six months ended June 30, 2000, as compared to the same period in 1999 were impacted by the following items:
* Net income decreased due to a narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings.
* Net income increased due to growth of 8.0% in average net loans, which was funded by growth in average deposits and additional borrowings.

* Net income decreased due to an increase in the provision for loan losses.
* Net income increased due to a 17.9% increase in other operating income.
* Net income decreased due to a 16.4% increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below. The discussion and comparisons to the same periods of 1999 generally relate to both the six months ended June 30, 2000 and the quarter ended June 30, 2000.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.95% on an annualized basis for the six months ended June 30, 2000, as compared to 1.19% for the same period in 1999. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 11.3% on an annualized basis for the six months ended June 30, 2000, as compared to 13.2% for the same period in 1999. ROE was negatively impacted by the decline in earnings as discussed above. In contrast, ROE was positively impacted by the treasury stock repurchase plan and by an increase in average unrealized losses on available-for-sale securities. ROE without considering unrealized losses on available-for-sale securities was 10.9% for the first six months of 2000 as compared to 13.2% for the same period of last year. See the discussion under the section on Stockholders' Equity for further details.

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2000 as compared to historic growth rates of deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area and due to rising interest rates which currently are expected to negatively impact loan demand. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*  further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers;
* promotion of the bank's consumer and home equity lines of credit;
* the strategic promotion of the bank's retail offices in light of continued consolidation in the banking and financial services industry;
* economic stability of the bank's market area as discussed below; and
* continued population and business growth in the bank's market area.
The funding for loan growth is further discussed under the section on Liquidity.

It is anticipated that economic activity in the bank's market area during the remainder of 2000 will be favorable due to continued economic growth and construction activity and low unemployment rates. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the six months ended June 30, 2000, increased by $131,000, or 2.4%, over the same period in 1999. Average loan growth of $13,304,000 accounted for most of the increase in average earning assets and was funded by growth in average deposits of $9,593,000 and by additional borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $229,000.

The overall interest rate on the average total earning assets for the current period was 7.98%, which compares favorably to the 7.90% for the same period of last year. The overall interest rate on the average interest-bearing liabilities increased to 4.28% for the current period, as compared to 4.05% for the same period of last year. This was due to rising short- and intermediate-term interest rates which are reflected in higher rates on high-yield money market accounts, certificates of deposit and short-term borrowings. In addition, due to rising interest rates and the prohibitively high cost of long-term, fixed-rate advances from the Federal Home Loan Bank of Pittsburgh, the bank utilized additional short-term borrowings during the first six months of 2000. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $98,000 for the current period over the same period in 1999. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2000.

As referenced above, in order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank. The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of June 30, 2000, the bank received long-term advances of $27,035,000 and short-term advances of $13,150,000 from its available credit of $70,589,000 at the Federal Home Loan Bank for purposes of funding loan demand and security purchases. The total advances had an effective rate of 6.03% at June 30, 2000, with maturities ranging from overnight borrowings to January 2010. The total amount of long-term borrowings outstanding has remained unchanged since December 31, 1999, but the weighted-average rate on these borrowings has increased from 5.45% to 5.71%. Outstanding short-term borrowings have increased by $4,950,000 and the weighted-average rate on these borrowings has also increased from 5.11% to 6.69%. The additional funding from the FHLB was used to help fund the purchase of approximately $7,400,000 in corporate and mortgage-backed securities during the second quarter of 2000. These securities have a current weighted-average yield of approximately 8%.

In June 1999, the Federal Reserve Bank began tightening the monetary supply and the prime interest rate was increased from 7.75% to 9.50% by May 2000. With these increases in interest rates, there also has been an increase in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the Federal Home Loan Bank.

For the remainder of 2000, the bank's net interest margin percentage will stabilize dependent upon future actions by the Federal Reserve Bank. This percentage is expected to be less than the net interest margin percentage earned during the last six months of 1999. As an offset to the narrowing of the net interest margin percentage, income from growth in earning assets during 1999 and the first six months of 2000, net of costs resulting from growth in deposits and borrowings, will increase the net interest margin for the remainder of 2000. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of June 30, 2000, may result in a net interest margin for the remainder of 2000 that is currently expected to be a moderate increase over the net interest margin during the same period of 1999. The bank's current model includes a $3,000,000 purchase of bank-owned life insurance made in June 2000. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. In the model, the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, but the yield curve during the remainder of 2000, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk -

Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $128,000 for the six months ended June 30, 2000, and $99,000 for the six months ended June 30, 1999. Net charge-offs for the six months ended June 30, 2000, were $72,000 as compared to $56,000 for the same period of last year. The increase in the provision is primarily a result of the increase in net charge-offs. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income for the six months ended June 30, 2000, was $810,000, representing an increase of $123,000, or 17.9%, over the same period in 1999. Contributing to this increase were the following items:
* additional earnings in monthly service charges in the amount of $33,000, which were primarily a result of increases in monthly service charges on noninterest bearing accounts effective May 1, 1999;
* additional earnings in insufficient funds charges in the amount of $19,000 (fee was increased effective June 1, 2000);
* an increase in earnings from account analysis charges on commercial deposit accounts in the amount of $18,000;
* an increase in earnings from letter of credit fees in the amount of $10,000;
* an increase in income from trust and wealth management services in the amount of $19,000; and
* increased usage of the bank's debit cards resulting in additional earnings in interchange fee income in the amount of $19,000.
The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the six months ended
June 30, 2000, increased by $617,000, or 16.4%, over the same period in 1999. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $263,000, or 14.8%, over the same period in 1999. This increase was essentially due to annual merit and cost of living increases, planned staff additions and the compensation impact of our new paid time off program. New staff positions include a manager and trust administrator for our newly developed Wealth Management Group, a chief lending officer, a chief technology/operations officer, staff for a new community office, and various other support staff positions. The chief lending officer will lead our lending efforts and assist in the overall management of credit quality in the bank's loan portfolio. Management believes the addition of this position will enhance the credit review process for new loans and should further allow our loan and business development officers to focus on their sales efforts. See the section entitled Initiatives for 2000 for further discussion on staff additions for the Wealth Management Group, the new office and the technology officer and their impact to the operating results of Union National.

Related fringe benefits increased by $96,000, or 23.5%, from the same period in 1999. The increased expense is primarily a result of increased employee benefit costs as a result of staff additions and the addition of a short-term disability benefit for employees.

Occupancy, furniture and equipment expenses for the six months ended June 30, 2000, increased by $71,000, or 14.6%, from the same period in 1999. This was due to an increase in lease expense, equipment and furniture depreciation, repairs and maintenance costs and snow removal costs. The increase in lease expense is a result of additional costs relative to the opening of a new community office and the opening of a new office for our Wealth Management Group. A new office was opened on April 17, 2000, at 401 Locust Street, Columbia and our Wealth Management Group opened their offices on August 1, 2000, in the Armstrong building located at 150 North Queen Street, Lancaster.

Other operating expenses for the six months ended June 30, 2000, increased by $178,000, or 16.5%, over the same period in 1999. Contributing factors to the increase in other operating expenses as compared to the same period in 1999 included the following:
*  an increase in legal and professional fees of $73,000;
* an increase in marketing and related expenses in the amount of $38,000;
*  an increase in staff training and seminar costs of $12,000;
*  an increase in director fees paid in the amount of $10,000;
and
* an increase in outside computer services of $21,000. Expenditures in 2000 for professional fees included fees paid to an electronic data processing consultant to assist in the assessment and implementation of a new data processing system and fees paid to an independent company to perform internal audit services. The fees paid for internal audit services replace the cost of maintaining our own internal audit department that had two employees. The former internal auditor assumed a position with oversight of risk management and compliance for the bank.

Income Taxes

Union National's income tax expense decreased by $161,000 for the six months ended June 30, 2000, to $239,000 from $400,000 for the same period in 1999. The effective tax rate was 15.7% for the six months ended June 30, 2000, and 20.5% for the six months ended June 30, 1999. The decrease in income tax expense was due to lower pretax income and an increase in tax exempt income on loans and securities in the first six months of 2000 as compared to the same period of 1999. Currently, the effective tax rate of Union National for the remaining months of 2000 is expected to approximate the current effective tax rate.

Initiatives for 2000
____________________
During 2000, the bank is implementing various initiatives that should impact the results of operations of Union National.
First, in January 2000 the bank began developing its new Wealth Management Group with the hiring of a manager to lead this new initiative. The addition of this position will allow Union National to diversify and grow our trust services with additional investment and asset management services. A trust administrator was also added to our Wealth Management Group in April 2000 and it is currently anticipated that another staff position will be added to augment the efforts of our existing trust department in the development of our Wealth Management Group. The Wealth Management Group opened its new offices located in the Armstrong building at 150 North Queen Street in Lancaster on August 1, 2000. The bank has entered into a five-year lease for this office space. Staff, lease and other operating costs are expected to reduce Union National's results of operations by a currently estimated amount of $135,000, net of tax, for the remainder of 2000. However, this expanded department will also enable Union National to enhance both interest income and fee income in 2000 and future years. This new office location required furnishings and equipment which cost approximately $160,000.

The bank also opened a community banking office at 401 Locust Street in Columbia on April 17, 2000. The bank has entered into an agreement to lease the facilities for a five-year period with four renewal options that have terms of five years each. Staffing costs, office costs and other general expenses are expected to impact results of operations for the start-up and operation of the office. These operating costs are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $75,000, net of tax. Management anticipates that a significant part of these expenses will be offset by interest and fee income generated from new customer relationships at this location. The facility required some renovations, furnishings and equipment, which cost approximately $130,000.

Union National has been evaluating its technology resources and alternatives since 1999. A technology plan has been developed and is being implemented during 2000 and 2001. This plan includes a voice-response unit, a marketing customer information file (MCIF) database system, a bank-wide network and a change in our core and trust data processing systems. The current internal core processing system will be converted to an externally-based, state-of-the-art system. These system enhancements will allow Union National to provide additional services to customers, more effectively market our existing products, significantly increase operational efficiencies and position the bank to remain on the cutting edge with technology. In June 2000, the bank entered into an eight-year agreement with Metavante Corporation of Milwaukee, Wisconsin (formerly M&I Data Services, Inc.) to provide the core and trust data processing systems, electronic payment system (EPS) and ATM processing, platform systems and the wide-area network needed by the bank. We are currently anticipating a conversion in November 2000. Based on current volumes and transactions, the contract with Metavante will require total annual expenditures of approximately $685,000. The services to be provided by Metavante will replace services that are currently being provided by other vendors at a cost of approximately $235,000. In addition, since we will be utilizing a more fully-integrated system and reducing manual processes, we will achieve greater efficiencies in the utilization of staff and effect significant operating cost savings.

To assist us in the implementation of the technology plan, we have added the position of chief technology/operations officer as mentioned earlier. The systems mentioned above that will be implemented during 2000, related costs and the addition to staff are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $247,000, net of tax. The implementation of these systems is currently expected to require expenditures of $1,055,000 during the remainder of 2000 for equipment, software and various other products and services. Systems changes may also materially impact the results of operations in future years. However, in future periods systems changes and enhancements should result in both increased revenue and operating cost savings to the bank.

Union National has also engaged the consulting division of Metavante Corporation to provide services in connection with the implementation of the new core data processing and related systems. With their assistance, we are evaluating our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. The total contract for their services to be performed in 2000 and 2001 will require payments which will total $296,000 plus reimbursement for expenses. The cost of the consultants will reduce results of operations for the remainder of 2000 by approximately $165,000, net of tax. For 2001 and subsequent years, Union National currently expects the results of this engagement to exceed the impact of the operating costs of the new data processing and related systems.

The addition of the Wealth Management Group, the new retail office location, and the technology plan mentioned above have negatively impacted results of operations for the first six months of 2000. This amount is approximately $120,000, net of taxes.

Union National also has developed and began promoting several new products in 2000. These products included a small business checking account, an unsecured consumer line of credit and other additions to our current product line. Management believes that these new products will enhance results of operations for 2000.


See the Stockholders' Equity section for further discussion on the impact of the above items on the capital resources of Union
National in 2000.

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

Changes in Accounting Standards
_______________________________

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of these statements allow the reclassification of held-to-maturity securities to an available-for-sale classification. Union National adopted the provisions of these statements effective April 1, 2000, and reclassified a portion of its municipal and corporate investment securities portfolio from held-to-maturity to available-for-sale. Union National reclassified securities that had a book value of $14,639,000 and unrealized gains of approximately $52,000 on April 1, 2000. The other provisions of these statements did not have a material effect on the liquidity, results of operations or capital resources of Union National when it was adopted.


Credit Risk and Loan Quality
____________________________
Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on

SUPPORTING SCHEDULES

Schedule of Nonperforming Assets
________________________________

                                    June 30,    December 31,
 (In Thousands)                       2000          1999
                                  _______________________________
Nonaccruing Loans                   $1,313          $1,343
Accrual Loans - 90 days or more
 past due                              278             132
Restructured Accrual Loans               0               0
Other Real Estate Owned                 71              20
                                  _______________________________
   Total Nonperforming Assets       $1,662          $1,495
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 0.9%            0.9%
                                  ===============================

   Allowance for Loan Losses
   as a % of Nonperforming Loans       116%            121%
                                  ===============================


Analysis of Allowance for Loan Losses
_____________________________________
                                       Six Months Ended June 30,
         (In Thousands)                    2000        1999
                                 ________________________________

Average Total Loans Outstanding
  (Less Unearned Income)                   $179,034    $165,730
                                  ===============================
Allowance for Loan Losses,
   Beginning of Period                       $1,783      $1,743

Loans Charged-off During Period                  86          92

Recoveries of Loans Previously
   Charged-off                                   14          36
                                  _______________________________
   Net Loans Charged-off                         72          56

Addition to Provision for Loan Losses
   Charged to Operations                        128          99
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,839      $1,786
                                  ===============================

Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.08%      0.07%
                                 ===============================
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 1.00%       1.05%
                                  ===============================

known information, management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,509,000 to comply with their respective repayment terms. This amount represents an increase from the amount of $2,092,000 at December 31, 1999. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently estimates that a portion of these loans will be classified as nonperforming in the remaining months of 2000.

At June 30, 2000, total nonperforming assets amounted to $1,662,000, or .9% of total net loans, as compared to a level of $1,495,000, or .9%, at December 31, 1999. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five-year period was an average of
 .7%.

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

The allowance for loan losses increased by $56,000 for the six months ended June 30, 2000, and the ratio of the allowance for loan losses to net loans was 1.00% at June 30, 2000, as compared to 1.02% at December 31, 1999. The increase in the allowance for loan losses for the six-month period was due primarily to an increase in loans outstanding. Management believes, based on information currently available, that the current allowance for loan losses of $1,839,000 is adequate to meet potential loan losses. During 2000, an ongoing loan review is being performed on selected portions of the loan portfolio by an independent consultant.

Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding Corporate operations. Sources of liquidity are as follows:
* maturing investment securities, which include overnight investments in federal funds sold;
* overnight correspondent bank (including FHLB) borrowing on various credit lines;
*  payments on loans and mortgage-backed securities; and
*  a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the Federal Home Loan Bank provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The bank has a maximum funding capacity of up to $70,589,000 available at the Federal Home Loan Bank. In order to provide funding for the bank's loans and investments, the bank had outstanding borrowing from the Federal Home Loan Bank of $40,185,000 at June 30, 2000, and $35,235,000 at December 31, 1999.

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

In an effort to assess market risk, the bank utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As mentioned previously, the bank's model also includes the purchase in June 2000 of $3,000,000 in bank-owned life insurance. The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period will have an immaterial impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. A hypothetical two-percent general rise in rates will have an unfavorable impact on net interest income over the next twelve months. This unfavorable impact on net interest income is currently estimated at $232,000, net of taxes. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position for the six months ended June 30, 2000, by the following:
* marketing its variable-rate home equity line of credit and its variable-rate unsecured consumer line of credit;
* increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $4,146,000 for the period);
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
* additions to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances. The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________
Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. The bank's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.46% as of June 30, 2000, as compared to 8.70% as of December 31, 1999. The decrease in this capital ratio was primarily a result of growth in average assets during the period and dividends paid by the bank to Union National to fund the common stock repurchase plan discussed below.

Items which could have a material impact on the capital resources of Union National for the remainder of 2000 include the implementation of various systems in accordance with our technology plan, the payment of fees to Metavante Corporation for consulting services and a contract in the amount of $200,000 for the purchase of real estate. The implementation of the technology initiatives is currently expected to require expenditures of approximately $1,055,000 and the consulting services are expected to require expenditures of approximately $250,000, all during the remainder of 2000. The contract for the purchase of real estate is for land that is expected to be used for the expansion of an existing community banking office. The contract is subject to certain contingencies that management currently expects to be met. There are no other material commitments for capital expenditures as of June 30, 2000. There are no known trends or uncertainties, including regulatory matters, that are expected to have a material impact on the capital resources of Union National for 2000, except as discussed below concerning Union National's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On January 13, 2000, Union National announced that the board of directors had authorized and approved a plan to purchase up to 50,000 shares of Union National's outstanding common stock in open market or privately negotiated transactions. The board of directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 2000, a total of 44,949 shares of common stock were repurchased under this plan at a cost of $748,000. This amount was funded from consolidated earnings. Union National and the bank remain well capitalized and meet all regulatory capital guidelines after the repurchase of the shares.

The bank's risk-based capital ratios exceed regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 2000, as compared to the bank's current risk-based capital ratio of 12.72%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of June 30, 2000, the bank was categorized as well capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

     (In Thousands)                   June 30,    December 31,
                                         2000          1999
                                     ____________   _____________
S>
Tier I - Total Stockholders' Equity    $ 23,088      $ 23,176
Tier II - Allowance for Loan Losses       1,839         1,783
                                     ____________   _____________
   Total Qualifying Capital            $ 24,927      $ 24,959
                                     ============   =============
Risk-adjusted On-balance-sheet Assets  $183,390      $168,830
Risk-adjusted Off-balance-sheet Exposure 12,553        10,958
                                     ____________   _____________
   Total Risk-adjusted Assets          $195,943      $179,788
                                     ============   =============
Actual Capital Ratio:
Tier I Capital to Average Total Assets     8.46%         8.70%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               5.00          5.00
Risk-based Capital Ratios:
Tier I Captial Ratio - Actual             11.78%        12.89%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               6.00          6.00

Total Capital Ratio - Actual              12.72%        13.88%
Minimum Required                           8.00          8.00

To Be Well Capitalized under Prompt
Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $ 9,252      $ 10,576
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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

        (a) Exhibits - The following exhibits are being filed herewith, or incorporated by reference as part of this Report:
(see also Item 6(b)).
        Exhibit No. 3(i) - Union National Financial Corporation's Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Union National Financial Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997).

        Exhibit No. 3(ii) - Union National Financial
Corporation's Amended By-laws  (Incorporated by reference to
Exhibit 3(ii) to Union National Financial Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997), and the amendment thereto dated November 14, 1998 (Incorporated by reference to Exhibit 3(ii) to Union National Financial Corporations's Annual Report on Form 10-K for the Year Ended December 31, 1998).

        Exhibit No. 10.1 - Executive Employment Agreement dated as of January 1, 1999, between Mark D. Gainer and Union National Financial Corporation (Incorporated by Reference to Exhibit 10.1 to Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998).

        Exhibit No. 10.2 - Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit
4.3 to Union National Financial Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997).

        Exhibit No. 10.3 - Union National Financial Corporation
1997 Stock Incentive Plan.  (Incorporated by reference to Exhibit
4.5 to Union National Financial Corporation's Registration
Statement No. 333-27837 on Form S-8, filed with the Commission on
May 27, 1997).

        Exhibit No. 10.4 - Change of Control Agreement, dated
June 17, 1999, between Michael A. Frey and Union National
Financial Corporation (Incorporated by reference to Exhibit 10.4 to Union National Financial Corporation's Annual Report on form
10-K for the Year Ended December 31, 1999).

        Exhibit No. 10.5 - Union National Financial Corporation's
Employee Stock Purchase Plan (Incorporated by Reference to
Exhibit 4.4 to Union National Financial Corporation's
Registration Statement No. 333-27837 on Form S-8, filed with the
Commission on May 27, 1997).

        Exhibit No. 11 - Statement re: Computation of Earnings
Per Share (Incorporated by Reference to page 2 of this Report).

        Exhibit No. 27 - Financial Data Schedule as of June 30,
2000.

     (b) Reports on Form 8-K

        (1) Union National filed a report on form 8-K via EDGAR dated April 10, 2000. The report was filed pursuant to Item 4, Changes in Registrant's Certifying Accountant, and reported that Trout, Ebersole, & Groff, LLP had declined to be reappointed as the Registrant's independent public accountant. As noted in that filing, during the last two most recent fiscal years and interim periods, there have been no disagreements with Trout, Ebersole, & Groff, LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Included with the filing as an exhibit was a copy of Trout, Ebersole, & Groff, LLP's letter directed to the Securities and Exchange Commission regarding their declining reappointment as the Registrant's independent public accountant.

        (2) Union National filed a second report on form 8-K via
EDGAR dated April 27, 2000.  The report was filed pursuant to
Item 4, Changes in Registrant's Certifying Accountant and reported that the Registrant engaged Beard & Company, Inc. as its independent public accountant.

                          Signatures
                          __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                            Union National Financial Corporation
                            (Registrant)

                            By /s/ Mark D. Gainer
                            ___________________________
                            Mark D. Gainer
                            President & CEO
                            (Principal Executive Officer)

                            Date: August 14, 2000


                             By /s/ Clement M. Hoober
                             __________________________

                             Clement M. Hoober
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

                             Date: August 14, 2000