Form 10-Q
period 2000-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2000-11-14
CIK 874482

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30,2000
                                    _____________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,569,081   shares of $.25 (par) common stock were
_________________
outstanding as of November 1, 2000.
                  _________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10-Q INDEX                      Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            5-17

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   15-16

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                18

  Item 2  - Change in Securities and Use of Proceeds         18

  Item 3  - Defaults Upon Senior Securities                  18

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 18

  Item 5  - Other Information                                18

  Item 6  - Exhibits and Reports on Form 8-K              18-19

Signature Page                                               20

Exhibit 27 - Financial Data Schedule                         21


                     PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 9/30/00      12/31/99
                                           ______________________
ASSETS

Cash and Due from Banks                      $6,004      $7,004
Interest-Bearing Deposits in Other Banks         0           0
Federal Funds Sold                            1,080           0
Investment Securities Held to Maturity
 (Market Value - 2000-$13,444;1999-$27,620)  14,143      28,712
Investment Securities Available-for-Sale     67,989      52,114
Loans(Net of Unearned Income)               186,296     174,854
  Less: Allowance for Loan Losses            (1,794)     (1,783)
                                          ______________________
   Total Net Loans                          184,502     173,071

Premises and Equipment - Net                  5,904       5,191
Accrued Interest Receivable                   1,898       1,716
Deferred Income Taxes                           486         813
Investment in Limited Partnerships              777         823
Other Assets                                  4,099         135
                                          _____________________
    TOTAL ASSETS                           $286,882    $269,579
                                          =====================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $23,511     $21,889
 Interest-Bearing                           191,571     187,292
                                          _____________________
    Total Deposits                          215,082     209,181

Short-Term Borrowing                         25,385       9,100
Long-Term Debt                               20,735      27,035
Accrued Interest Payable                      1,459         963
Other Liabilities                               471         236
                                          _____________________
     TOTAL LIABILITIES                      263,132     246,515

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   686         657
Shares: Authorized - 20,000,000; Issued -
  2,741,935 in 2000 (2,626,935 in 1999)
  Outstanding - 2,572,805 in 2000 (2,483,072
  in 1999)
Surplus                                       9,000       7,250
Retained Earnings                            17,934      19,323
Accumulated Other Comprehensive Income/(Loss)  (431)     (1,038)
Less: Treasury Stock - at cost
 (168,888 shares in 2000 and 143,863 shares
  in 1999)                                   (3,439)     (3,128)
                                          ______________________
     TOTAL STOCKHOLDERS' EQUITY              23,750      23,064
                                          ______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $286,882    $269,579

                                          ======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Three Months Ended September 30,
                              ___________________________________
(In Thousands, except Per Share Data)       2000       1999
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                   $3,977      $3,669
Investment Securities:
  Taxable                                     1,010         834
  Exempt from Federal Taxes                     304         325
Other                                             4          11
                                           _____________________
  Total Interest Income                       5,295       4,839

INTEREST EXPENSE
Deposits                                      2,042       1,787
Short-Term Borrowing                            329          30
Long-Term Debt                                  386         420
                                           _____________________
   Total Interest Expense                     2,757       2,237
                                           _____________________
   Net Interest Income                        2,538       2,602

PROVISION for LOAN LOSSES                       112          94
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             2,426       2,508

OTHER OPERATING INCOME
Trust Income                                      9          42
Service Charges on Deposit Accounts             197         166
Other Service Charges, Commissions, Fees        176         143
Investment Securities Gains/(Losses)            (18)          0
Other Income                                     59          24
                                           _____________________
    Total Other Operating Income                423         375

OTHER OPERATING EXPENSES
Salaries and Wages                            1,093         902
Retirement Plan and Other Employee Benefits     245         190
Net Occupancy Expense                           174         152
Furniture and Equipment Expense                 121         100
FDIC Insurance Assessment                        11           6
Other Operating Expenses                        762         633
                                           _____________________
    Total Other Operating Expenses            2,406       1,983
                                           _____________________
    Income before Income Taxes                  443         900

PROVISION for INCOME TAXES (BENEFIT)             (11)        127
                                            _____________________

    NET INCOME for PERIOD                      $454        $773
                                           =====================
PER SHARE INFORMATION
 Net Income for Period-Basic                   $0.18       $0.29
 Net Income for Period-Assuming Dilution       $0.18       $0.29
 Cash Dividends                                $0.145      $0.143

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                          $454        $773
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                                488        (292)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                        12           0
                                           _____________________
  Total Other Comprehensive Income/(Loss)        500       (292)
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD             $954        $481
                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Nine months Ended September 30,
                              ___________________________________
(In Thousands, except Per Share Data)       2000       1999
                              ___________________________________
INTEREST INCOME
Interest and Fees on Loans                  $11,540     $10,721
Investment Securities:
  Taxable                                     2,828       2,478
  Exempt from Federal Taxes                     927         943
Other                                            14         106
                                           _____________________
  Total Interest Income                      15,309      14,248

INTEREST EXPENSE
Deposits                                      5,873       5,262
Short-Term Borrowing                            509          40
Long-Term Debt                                1,164       1,221
                                           _____________________
   Total Interest Expense                     7,546       6,523
                                           _____________________
   Net Interest Income                        7,763       7,725

PROVISION for LOAN LOSSES                       240         193
                                           _____________________
Net Interest Income after Provision
  for Loan Losses                             7,523       7,532

OTHER OPERATING INCOME
Trust Income                                     90         104
Service Charges on Deposit Accounts             539         429
Other Service Charges, Commissions, Fees        504         442
Investment Securities Gains/(Losses)            (13)          0
Other Income                                    114          87
                                           _____________________
    Total Other Operating Income              1,234       1,062

OTHER OPERATING EXPENSES
Salaries and Wages                            3,131       2,676
Retirement Plan and Other Employee Benefits     749         598
Net Occupancy Expense                           509         445
Furniture and Equipment Expense                 343         293
FDIC Insurance Assessment                        32          18
Other Operating Expenses                      2,023       1,715
                                           _____________________
    Total Other Operating Expenses            6,787       5,745
                                           _____________________
    Income before Income Taxes                1,970       2,849

PROVISION for INCOME TAXES                      228         527
                                           _____________________
    NET INCOME for PERIOD                    $1,742      $2,322
                                           =====================
PER SHARE INFORMATION
 Net Income for Period-Basic                   $0.68       $0.88
 Net Income for Period-Assuming Dilution       $0.67       $0.88
 Cash Dividends                                $0.431      $0.397

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $1,742      $2,322
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available for Sale Arising
   During Period                                598        (946)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                         9           0
                                           _____________________
  Total Other Comprehensive Income/(Loss)       607        (946)
                                           ______________________
   COMPREHENSIVE INCOME for PERIOD           $2,349      $1,376
                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Nine Months Ended September 30,
                                ________________________________
        (In Thousands)                    2000         1999
                                ________________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                  $1,742     $2,322
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization               365        334
   Provision for Loan Losses                   240        193
   Investment Securities (Gains)/Losses         13          0
   Provision for Deferred Income Taxes          15         (2)
   Earnings on Bank-Owned Life Insurance       (54)         0
  (Increase)/Decrease in Accrued
  Interest Receivable                          (183)       (284)
  (Increase)/Decrease in Other Assets          (885)        212
   Increase/(Decrease) in Other Liabilities     730         243
                                          _____________________
Net Cash Provided by Operating Activities     1,983       3,018
CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold (1,080)      7,795
Proceeds from Sales of
 Available-for-Sale Securities                9,708           0
Proceeds from Maturities of
 Available-for-Sale Securities                4,895      16,735
Proceeds from Maturities of
 Held-to-Maturity Securities                  1,648       2,060
Purchases of Available-for-Sale Securities  (14,933)    (16,684)
Purchases of Held-to-Maturity Securities     (1,718)     (7,433)
Loans Made to Customers, Net of
 Principal Collected on Loans               (11,670)    (11,025)
Purchases of Property and Equipment          (1,057)       (212)
Purchase of Bank-Owned Life Insurance        (3,000)          0
                                          _______________________
     Net Cash (Used in)Investing Activities (17,207)     (8,764)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                          (559)     (4,405)
Net Increase/(Decrease) in Certificates
 of Deposits                                  6,459       5,736
Net Increase/(Decrease) in Short-Term
 Borrowing                                   16,286       4,523
Proceeds from Issuance of Long-Term Debt     10,000       2,587
Payment on Long-Term Debt                   (16,300)     (1,675)
Acquisition of Treasury Stock                  (803)     (1,004)
Issuance of Common Stock                        255         246
Cash Dividends Paid                          (1,114)     (1,050)
                                           _____________________
   Net Cash Provided by
   Financing Activities                      14,224       4,958
                                           _____________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (1,000)      (788)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,004       7,341
                                           _____________________
CASH and CASH EQUIVALENTS - End of Period    $6,004      $6,553
                                           =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $7,050      $6,357
Income Taxes                                    280         606

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Retirement of Treasury Stock (24,000 shares
in 2000 and 17,000 shares in 1999)             $493        $374

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

3. All per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the board of directors on April 13, 2000, payable on May 19, 2000, to stockholders of record on May 2, 2000. The weighted-average number of shares of common stock outstanding was as follows:
                               Basic          Assuming Dilution
                             __________      ___________________
Nine months ended:
    September 30, 2000        2,577,381          2,587,342
    September 30, 1999        2,639,189          2,646,469
Three months ended:
    September 30, 2000        2,572,291          2,581,552
    September 30, 1999        2,625,869          2,635,131

4. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement, which was subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of these statements allow the reclassification of held-to-maturity securities to an available-for-sale classification. Union National adopted the provisions of these statements effective April 1, 2000, and reclassified a portion of its municipal and corporate investment securities portfolio from held-to-maturity to available-for-sale. Union National reclassified securities that had a book value of $14,639,000 and unrealized gains of approximately $52,000 on April 1, 2000. The other provisions of these statements did not have a material effect on the liquidity, results of operations or capital resources of Union National when they were adopted.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140 (SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement, which replaces SFAS No. 125, will become effective for all transactions after March 31, 2001. When this statement becomes effective it will not have a material effect on the liquidity, results of operations or capital resources of Union National.

5. The results of operations for the nine-month period ended
September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When we use words such as believes, expects, anticipates or similar expressions, we are making forward-looking statements.

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

Union National undertakes no obligation to publicly revise or update these forward- looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission.

Results of Operations
_____________________

Overview

Consolidated net income for the nine months ended September 30, 2000, was $1,742,000, a decrease of 25.0%, as compared to consolidated net income of $2,322,000 for the same period of 1999. For the quarter ended September 30, 2000, consolidated net income was $454,000, a decrease of 41.3% as compared to consolidated net income of $773,000 for the same period of 1999.

Basic earnings per share for the first nine months of 2000 amounted to 68 cents and diluted earnings per share amounted to 67 cents, as compared to basic and diluted earnings per share of 88 cents for the first nine months of 1999. For the quarter ended September 30, 2000, basic and diluted earnings per share amounted to 18 cents, as compared to 29 cents for the same period of last year.

Results of operations for the nine months and the three months ended September 30, 2000, as compared to the same periods in 1999 were impacted by the following items:
* Net income decreased due to a narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings.

* Net income increased due to growth in average net loans, which was funded by growth in average deposits and additional borrowings.
* Net income decreased due to an increase in the provision for loan losses.
* Net income increased due to an increase in other operating income.
* Net income decreased due to an increase in other operating expenses.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.84% on an annualized basis for the nine months ended September 30, 2000, as compared to 1.18% for the same period in 1999. Net income as a percent of average stockholders' equity, also known as return on average equity (ROE), was 10.1% on an annualized basis for the nine months ended September 30, 2000, as compared to 13.3% for the same period in 1999. ROE was negatively impacted by the decline in earnings as discussed above. In contrast, ROE was positively impacted by the treasury stock repurchase plan and by an increase in average unrealized losses on available-for-sale securities. ROE without considering unrealized losses on available-for-sale securities was 9.8% for the first nine months of 2000 as compared to 13.2% for the same period of last year. See the discussion under the section on Stockholders' Equity for further details.

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2000 as compared to historic growth rates of loans and deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*     further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers; and
* the strategic promotion of the bank's retail offices in light of continued consolidation in the banking and financial services industry.

In addition, there is also general economic stability in the bank's market area and there is continued population and business growth. The funding for loan growth is further discussed under the section on Liquidity.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the nine months ended September 30, 2000, increased by $74,000, or 0.9%, over the same period in 1999. For the quarter ended September 30, 2000, net interest income decreased by $57,000, or 2.0%, as compared to the same period of the prior year.

Volume growth in average earning assets and interest-bearing liabilities increased net interest income by $250,000 in comparing the nine months ended September 30, 2000, to the same period of 1999. In comparing the quarters ended September 30, 2000 and 1999, volume growth increased net interest income by $22,000. For the nine months, average loan growth of $13,191,000, or 7.8%, accounted for most of the increase in average earning assets and was funded by growth in average deposits of $8,556,000 and by additional borrowings. For the comparison of the three-month periods ended September 30, 2000 and 1999, average loan growth of $12,993,000 and average growth in investment securities of $3,898,000 were funded by growth in average deposits of $6,518,000 and by additional borrowings.

The overall interest rate on the average total earning assets for the nine months ended September 30, 2000, was 8.04%, which compares favorably to the 7.91% for the same period of last year. However, for the same period, the overall interest rate on the average interest-bearing liabilities increased to 4.40% from 4.05%. This was due to rising short- and intermediate-term interest rates which are reflected in higher rates on high-yield money market accounts, certificates of deposit and short-term borrowings. In addition, due to rising interest rates and the prohibitively high cost of long-term, fixed-rate advances from the Federal Home Loan Bank of Pittsburgh, the bank utilized additional short-term borrowings during the first nine months of 2000. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $176,000 for the nine months ended September 30, 2000 over the same period in 1999. In a comparison of the third quarters of 2000 and 1999, the interest rate on average earning assets increased from 7.94% to 8.15% and the interest rate on average interest-bearing liabilities increased from 4.05% to 4.61%. The net effect of these interest rate fluctuations and funding changes was to decrease net interest income in the amount of $79,000 for the quarter ended September 30, 2000 over the same period in 1999. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2000.

As referenced above, in order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of September 30, 2000, the bank received long-term advances of $20,735,000 and short-term advances of $24,700,000 from its available credit of $72,235,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had an effective rate of 6.37% at September 30, 2000, with maturities ranging from overnight borrowings to January 2010. Long-term borrowings outstanding have declined by $6,300,000 since the beginning of the year, but the weighted-average rate on these borrowings has increased from 5.45% to 5.99%. Outstanding short-term borrowings have increased by $16,285,000 and the weighted-average rate on these borrowings has increased from 5.11% to 6.69%. The additional funding from the FHLB was used to help fund loan growth and investment securities purchases.

In June 1999, the Federal Reserve Bank began tightening the monetary supply and the prime interest rate was increased from 7.75% to 9.50% by May 2000. With these increases in interest rates, there also has been an increase in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the Federal Home Loan Bank.

For the remainder of 2000, it is currently anticipated that the bank's net interest margin percentage will stabilize dependent upon future actions by the Federal Reserve Bank. This percentage is expected to be less than the net interest margin percentage earned during the last three months of 1999. As an offset to the narrowing of the net interest margin percentage, income from growth in earning assets during 1999 and the first nine months of 2000, net of costs resulting from growth in deposits and borrowings, will increase the net interest margin for the remainder of 2000. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of September 30, 2000, may result in a net interest margin for the remainder of 2000 that is currently expected to be comparable to the net interest margin earned during the same period of 1999. The bank's current model includes a $3,000,000 purchase of bank-owned life insurance made in June 2000. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. The model also includes an interest rate cap purchased in October 2000. The interest rate cap was purchased to mitigate interest rate risk in a rising-rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is in the money and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the nominal amount of $10,000,000. The cap will be accounted for on a marked-to-market basis in accordance with SFAS No. 133. In the model, the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, but the yield curve during the remainder of 2000, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $240,000 for the nine months ended September 30, 2000, and $193,000 for the nine months ended September 30, 1999. Net charge-offs for the nine months ended September 30, 2000, were $229,000 as compared to $118,000 for the same period of last year. For the three months ended September 30, 2000, the provision for loan losses was $112,000 versus $94,000 for the same period of 1999. The increase in the provision is primarily a result of the increase in net charge-offs. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income increased by $172,000, or 16.2%, for the nine months ended September 30, 2000, and it increased by $48,000, or 12.9%, for the three months ended September 30, 2000, as compared to the same periods of 1999. Contributing factors to the increases in other operating income as compared to the same periods in 1999 are summarized below:

                             Nine Months          Three Months
                          ________________      ________________
Monthly Deposit Account
 Service Charges              $ 41,000               $  5,000
Insufficient Funds Charges    $ 39,000               $ 19,000
Commercial Account
 Analysis Charges             $ 21,000               $  3,000
Earnings on Bank-Owned
 Life Insurance               $ 54,000               $ 48,000
Debit Card Earnings           $ 27,000               $  8,000
Letter of Credit Fees         $ 18,000               $  8,000

The increase in monthly service charges is primarily a result of increases in monthly service charges on noninterest-bearing accounts that were effective May 1, 1999. Also, the insufficient funds charge was increased effective June 1, 2000. The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the nine months ended September 30, 2000, increased by $1,042,000, or 18.1%, over the same period in 1999. For the three months ended September 30, 2000, noninterest expenses increased by $423,000, or 21.3%, over the same period in 1999. These noninterest expense increases are discussed below as they pertain to the various expense categories.

For the nine-month period, employee salaries and wages increased by $455,000, or 17.0%, and for the three-month period the increase was $191,000 or 21.1%. These increases were essentially due to annual merit and cost of living increases, planned staff additions and the compensation impact of our new paid time off program. New staff positions include a manager and trust administrator for our newly developed Wealth Management Group, a chief lending officer, a chief technology/operations officer, staff for a new community office and various other support staff positions. The chief lending officer will lead our lending efforts and assist in the overall management of credit quality in the bank's loan portfolio. Management believes the addition of this position will enhance the credit review process for new loans and should further allow our loan and business development officers to focus on their sales efforts. See the section entitled Initiatives for 2000 for further discussion on staff additions for the Wealth Management Group, the new office and the technology officer and their impact to the operating results of Union National.

Related fringe benefits increased by $151,000, or 25.3%, for the nine-month period and $55,000, or 28.9%, for the three-month period ended September 30, 2000, as compared to the same periods of the last year. The increased expense is primarily a result of increased employee benefit costs as a result of staff additions and the addition of a short-term disability benefit for employees.

Occupancy, furniture and equipment expenses increased by $114,000, or 15.4%, for the nine months ended September 30, 2000, and increased by $43,000, or 17.1%, for the three months ended September 30, 2000, as compared to the same periods of 1999.
This was due to an increase in lease expense, equipment and furniture depreciation and equipment and maintenance costs. The increase in lease expense is a result of additional costs relative to the opening of a new community office and the opening of a new office for our Wealth Management Group. A new office was opened on April 17, 2000, at 401 Locust Street, Columbia and our Wealth Management Group opened their offices on August 1, 2000, in the Armstrong building located at 150 North Queen Street, Lancaster.

Other operating expenses increased by $308,000, or 18.0%, for the nine months ended September 30, 2000, and they increased by $129,000, or 20.4%, for the three months ended September 30, 2000, as compared to the same periods of 1999. Contributing factors to the increases in other operating expenses as compared to the same periods in 1999 are summarized below:

                             Nine Months           Three Months
                            ______________       ________________

Legal & Professional Fees     $146,000              $ 74,000
Travel & Meals                $ 49,000              $ 41,000
Advertising & Related Expenses$ 36,000              $  9,000
Staff Training Costs          $ 14,000              $  3,000
Outside Computer Services     $ 17,000              $ (4,000)
Debit Card Expenses           $ 11,000              $  4,000

Expenditures in 2000 for professional fees included fees paid to consultants in connection with the implementation of a new data processing system and fees paid to an independent company to perform internal audit services. The fees paid for internal audit services replace the cost of maintaining our own internal audit department that had two employees. The former internal auditor assumed a position with oversight of risk management and compliance for the bank. Increased training, travel, and meal costs primarily relate to increased costs associated with the implementation of the new data processing system. For further explanation of increases in other operating costs see the discussion of the bank's initiatives in the section below entitled Initiatives for 2000.

Income Taxes

Union National's income tax expense decreased by $299,000 for the nine months ended September 30, 2000, and the expense decreased by $138,000 for the three months ended September 30, 2000. The effective tax rate was 11.6% for the nine months ended September 30, 2000, and 18.5% for the nine months ended September 30, 1999. The decrease in income tax expense was due to lower pretax income and an increase in tax-exempt income on loans, securities and the investment in bank-owned life insurance. Currently, the effective tax rate of Union National for the remaining months of 2000 is expected to be less than the current effective tax rate.


Initiatives for 2000
_____________________

During 2000, the bank is implementing various initiatives that have and will impact the results of operations of Union National. First, in January 2000 the bank began developing its new Wealth Management Group with the hiring of a manager to lead this new initiative. The addition of this position will allow Union National to diversify and grow our trust services with additional investment and asset management services. A trust administrator and investment manager were added to our Wealth Management Group later in 2000. The Wealth Management Group opened its new offices located in the Armstrong building at 150 North Queen Street in Lancaster on August 1, 2000. The bank has entered into a five-year lease for this office space. Staff, lease and other operating costs are expected to reduce Union National's results of operations by a currently estimated amount of $75,000, net of tax, for the remainder of 2000. However, this expanded department will also enable Union National to enhance both interest income and fee income in 2000 and future years. This new office location required furnishings and equipment which cost approximately $185,000.

The bank also opened a community banking office at 401 Locust Street in Columbia on April 17, 2000. The bank has entered into an agreement to lease the facilities for a five-year period with four renewal options that have terms of five years each. Staffing costs, office costs and other general expenses are expected to impact results of operations for the start-up and operation of the office. These operating costs are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $40,000, net of tax. Management anticipates that a significant part of these expenses will be offset by interest and fee income generated from new customer relationships at this location. The facility required some renovations, furnishings and equipment, which cost approximately $105,000.

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

To assist us in the implementation of the technology plan, we have added the position of chief technology/operations officer as mentioned earlier. The systems mentioned above that will be implemented during 2000, related costs and the addition to staff are currently expected to reduce results of operations for the remainder of 2000 by an estimated amount of $210,000, net of tax. The implementation of these systems is currently expected to require expenditures of $465,000 during the remainder of 2000 for equipment, software and various other products and services. Systems changes may also materially impact the results of operations in future years. However, in future periods systems changes and enhancements should result in both increased revenue and operating cost savings to the bank.

Union National has also engaged the consulting division of Metavante Corporation to provide services in connection with the implementation of the new core data processing and related systems. With their assistance, we are evaluating our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. The total contract for their services to be performed in 2000 and 2001 will require payments which will total $296,000 plus reimbursement for expenses. The cost of the consultants will reduce results of operations for the remainder of 2000 by approximately $85,000, net of tax. For 2001 and subsequent years, Union National currently expects the results of this engagement to exceed the impact of the operating costs of the new data processing and related systems.

The addition of the Wealth Management Group, the new retail office location and the technology plan mentioned above have negatively impacted results of operations for the first nine months of 2000 by approximately $315,000, net of taxes.

Union National also has developed and begun promoting several new products in 2000. These products include a small business checking account, an unsecured consumer line of credit and other additions to our current product line. Management believes that these new products will enhance results of operations for 2000.

As mentioned previously, with the implementation of our technology plan we will be looking to achieve significant staff and operating cost savings in 2000 and beyond. As one of the first steps in this process Union National offered an early retirement package in October 2000 to certain employees who met certain age and years of service qualifications. The cost of this early retirement package is currently expected to reduce results of operations for the fourth quarter by a currently estimated amount of $205,000, net of taxes. The final cost will depend upon the response from employees regarding this early retirement option. This one-time cost will be offset by annual cost savings of approximately the same amount as the one-time cost.

See the Stockholders' Equity section for further discussion on the impact of the above items on the capital resources of Union
National in 2000.

Regulatory Activity
___________________

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the bank. In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Union National is continuing to assess the impact of and opportunities available in the Act, but has no immediate plans to pursue these additional business activities.

Union National does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on its operations. However, the act may have the result of increasing the amount of competition that Union National faces from other financial service companies, many of whom have substantially more financial resources, which may now offer banking services in addition to insurance and brokerage services.

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

Changes in Accounting Standards
_______________________________

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement, which was subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. In addition, the transition provisions of these statements allow the reclassification of held-to-maturity securities to an available-for-sale classification. Union National adopted the provisions of these statements effective April 1, 2000, and reclassified a portion of its municipal and corporate investment securities portfolio from held-to-maturity to available-for-sale. Union National reclassified securities that had a book value of $14,639,000 and unrealized gains of approximately $52,000 on April 1, 2000. The other provisions of these statements did not have a material effect on the liquidity, results of operations or capital resources of Union National when they were adopted.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140 (SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement, which replaces SFAS No. 125, becomes effective for all transactions after March 31, 2001.
When this statement becomes effective it will not have a material effect on the liquidity, results of operations or capital resources of Union National.

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

Schedule of Nonperforming Assets
________________________________

                                  September 30,    December 31,
    (In Thousands)                    2000             1999
                                  _______________________________
Nonaccruing Loans                   $1,400          $1,343
Accrual Loans - 90 days or more
 past due                              140             132
Restructured Accrual Loans               0               0
Other Real Estate Owned                329              20
                                  _______________________________
   Total Nonperforming Assets       $1,869          $1,495
                                  ===============================
   Nonperforming Assets
   as a % of Net Loans                 1.0%            0.9%
                                  ===============================

   Allowance for Loan Losses
   as a % of Nonperforming Loans       116%            121%
                                  ===============================


Analysis of Allowance for Loan Losses
_____________________________________
                                 Nine Months Ended September 30,
         (In Thousands)                    2000        1999
                                 ________________________________
Average Total Loans Outstanding
  (Less Unearned Income)                   $181,247    $168,056
                                  ===============================
Allowance for Loan Losses,
   Beginning of Period                       $1,783      $1,743

Loans Charged-off During Period                 251         159

Recoveries of Loans Previously
   Charged-off                                   22          41
                                  _______________________________
   Net Loans Charged-off                        229         118

Addition to Provision for Loan Losses
   Charged to Operations                        240         193
                                  _______________________________
Allowance for Loan Losses,
   End of Period                             $1,794      $1,818
                                  ===============================

Ratio of Net Loans Charged-off to Average
    Loans Outstanding (Annualized)             0.17%      0.09%
                                 ===============================
Ratio of Allowance for Loan Losses to
    Net Loans at End of Period                 0.96%       1.04%
                                  ===============================

conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $2,324,000 to comply with their respective repayment terms. This amount represents an increase from the amount of $2,092,000 at December 31, 1999. In aggregate, these loans are well secured, essentially with real estate, equipment and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently estimates that a portion of these loans will be classified as nonperforming in the remaining months of 2000.

At September 30, 2000, total nonperforming assets amounted to $1,869,000, or 1.0% of total net loans, as compared to a level of $1,495,000, or .9%, at December 31, 1999. Historically, the percentage of nonperforming assets to total net loans as of December 31, for the previous five-year period was an average of
 .7%.

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination as of June 30, 2000.

The allowance for loan losses increased by $11,000 for the nine months ended September 30, 2000, and the ratio of the allowance for loan losses to net loans was 0.96% at September 30, 2000, as compared to 1.02% at December 31, 1999. Management believes, based on information currently available, that the current allowance for loan losses of $1,794,000 is adequate to meet potential loan losses. During 2000, an ongoing loan review is being performed on selected portions of the loan portfolio by an independent consultant.

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

Membership in the Federal Home Loan Bank provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The bank has a maximum funding capacity of up to $72,235,000 available at the Federal Home Loan Bank. In order to provide funding for the bank's loans and investments, the bank had outstanding borrowing from the Federal Home Loan Bank of $45,435,000 at September 30, 2000, and $35,235,000 at December 31, 1999.


Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market Risk - Interest Rate Risk
________________________________

As a financial institution, Union National's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the bank's assets and liabilities. Virtually all of Union National's interest-sensitive assets and liabilities are held by the bank, and therefore, interest rate risk management procedures are performed by the bank. The nature of the bank's current operations is such that the bank is not subject to foreign currency exchange or commodity price risk. Union National does not own any trading assets. Except as described below, Union National has not entered into any hedging transactions such as interest rate floors, caps and swaps.

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the bank's board of directors. The bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the Federal Home Loan Bank and by the promotion or development of specific loan and deposit products. As mentioned earlier, in October 2000 the bank took steps to mitigate interest rate risk in a rising rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is in the money and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the nominal amount of $10,000,000. The cap will be accounted for on a marked-to-market basis in accordance with SFAS No. 133. The bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As mentioned previously, the bank's model also includes the purchase in June 2000 of $3,000,000 in bank-owned life insurance and the purchase of an interest rate cap in October 2000. The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period will have an unfavorable impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. This unfavorable impact on net interest income is currently estimated at $85,000, net of taxes. A hypothetical two-percent general rise in rates will have an unfavorable impact on net interest income over the next twelve months. This unfavorable impact is currently estimated at $75,000, net of taxes. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position for the nine months ended September 30, 2000, by the following:
* marketing its variable-rate home equity line of credit and its variable-rate unsecured consumer line of credit;
* increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans (these outstanding loans increased by $4,594,000 for the period);
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
* additions to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances.

The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________

Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. The bank's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.13% as of September 30, 2000, as compared to 8.70% as of December 31, 1999. The decrease in this capital ratio was primarily a result of growth in average assets during the period and dividends paid by the bank to Union National to fund the common stock repurchase plan discussed below.

Items which could have a material impact on the capital resources of Union National for the remainder of 2000 include the implementation of various systems in accordance with our technology plan, the payment of fees to Metavante Corporation for consulting services, and contracts in the amount of $435,000 for the purchase and development of real estate for the expansion and remodeling of an existing community banking office. The implementation of the technology initiatives is currently expected to require expenditures of approximately $465,000 and the consulting services are expected to require expenditures of approximately $130,000, all during the remainder of 2000. The expansion and remodeling of the existing community banking office will cost a total that is currently estimated at $845,000. There are no other material commitments for capital expenditures as of September 30, 2000. There are no known trends or uncertainties, including regulatory matters, that are expected to have a material impact on the capital resources of Union National for 2000, except as discussed below concerning Union National's common stock repurchase plan. In addition, see discussion on Regulatory Activity.

On January 13, 2000, Union National announced that the board of directors had authorized and approved a plan to purchase up to 50,000 shares of Union National's outstanding common stock in open market or privately negotiated transactions. The board of directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 2000, a total of 49,025 shares of common stock were repurchased under this plan at a cost of $803,000. This amount was funded from consolidated earnings. Union National and the bank remain well capitalized and meet all regulatory capital guidelines after the repurchase of the shares.


The bank's risk-based capital ratios exceed regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 2000, as compared to the bank's current risk-based capital ratio of 12.42%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of September 30, 2000, the bank was categorized as well capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

      (In Thousands)                 September 30,  December 31,
                                          2000          1999
                                       ____________   ___________
S>
Tier I - Total Stockholders' Equity      $ 23,122      $ 23,176
Tier II - Allowance for Loan Losses         1,794         1,783
                                       ____________   ___________
   Total Qualifying Capital              $ 24,916      $ 24,959
                                       ============   ===========

Risk-adjusted On-balance-sheet Assets    $188,020      $168,830
Risk-adjusted Off-balance-sheet Exposure   12,532        10,958
                                       ____________   ___________
   Total Risk-adjusted Assets            $200,552      $179,788
                                       ============   ===========

Actual Capital Ratio:
 Tier I Capital to Average Total Assets    8.13%         8.70%
 Minimum Required                          4.00          4.00
 To Be Well Capitalized Under Prompt
  Corrective Action Provisions             5.00          5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual            11.53%        12.89%
 Minimum Required                          4.00          4.00
 To Be Well Capitalized under Prompt
  Corrective Action Provisions             6.00          6.00

 Total Capital Ratio - Actual             12.42%        13.88%
 Minimum Required                          8.00          8.00
 To Be Well Capitalized under Prompt
  Corrective Action Provisions            10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement         $  8,872      $ 10,576
                                        ==========     ==========

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

         Exhibit No. 11 - Statement re: Computation of Earnings
         Per Share (Incorporated by Reference to page 2 of this Report).

         Exhibit No. 27 - Financial Data Schedule as of
         September 30, 2000.

         (b) Reports on Form 8-K Nothing to report.

                             Signatures
                             ___________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Union National Financial Corporation
                            (Registrant)

                                 /s/ Mark D. Gainer
                             By  _____________________________
                                 Mark D. Gainer
                                 President & CEO
                                 (Principal Executive Officer)

                             Date: November 14, 2000


                                 /s/ Clement M. Hoober
                             By  _____________________________

                                 Clement M. Hoober
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

                             Date: November 14, 2000