Form 10-K/A
period 2000-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2001-04-02
CIK 874482

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-K

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________to ____________

   Commission file number _______ 0-19214 ____________

              UNION NATIONAL FINANCIAL CORPORATION
              ____________________________________
     (Exact Name of Registrant as Specified in its Charter)

            Pennsylvania                 23-2415179
            ____________                 __________
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification Number)

     101 East Main Street, P.O. Box 567
         Mount Joy, Pennsylvania              17552
         _______________________              _____

 (Address of Principal Executive Offices)    (Zip Code)

                          (717) 653-1441
                          ______________
       (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:
  None

   Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.25 Par Value
                         (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $28,658,431.97 as of March 26, 2001. As of March 26, 2001, the
Registrant had 2,579,542.50573 shares of Common Stock outstanding.

            DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2000
Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial
Corporation's Proxy Statement for its 2001 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

             UNION NATIONAL FINANCIAL CORPORATION
                          FORM 10-K
                            INDEX

                                                         PAGE NO.
PART I

     Item 1 -  Business . . . . . . . . . . . . . . . . . . . . 1

     Item 2 -  Properties . . . . . . . . . . . . . . . . . . . 7

     Item 3 -  Legal Proceedings . . . . . . . . . . . . . . . .9

     Item 4 -  Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . .  9

PART II

     Item 5 -  Market for Registrant's Common Equity and Related
               Shareholder Matters . . . . . . . . . . . . . . 10
     Item 6 -  Selected Financial Data . . . . . . . . . . . . 10

     Item 7 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operation . .11

     Item 7A-  Quantitative and Qualitative Disclosure About
               Market Risk . . . . . . . . . . . . . . . .  . .11

     Item 8 -  Financial Statements and Supplementary Data . . 11

     Item 9 -  Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure . . . . .11

PART III

     Item 10 - Directors and Executive Officers of the
               Registrant . . . . . . . . . . . . .. . . . . . 12

     Item 11 - Executive Compensation . . . . . . . . . . . . .12

     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . .12

     Item 13 - Certain Relationships and Related Transactions .12

PART IV

     Item 14 - Exhibits, Financial Statements, Schedules and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 13

     Signatures . . . . . . . . . . . . . . . . . . . . . . . .16

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . 18

                               PART I
                               ______

     Union National's management has made forward-looking statements in this document, and in documents that it incorporates by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union
National Community Bank or the combined company. When management uses words such as "believes," "expects," "anticipates" or similar expressions, management is making forward-looking statements.

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

     *   economic, political, and competitive forces;

     *   rapidly changing technology; and

     * the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

ITEM 1.   BUSINESS.
_______   _________
     Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has one wholly-owned subsidiary, Union National Community Bank.

     Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association and a member of the Federal Reserve System. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex and seven branch locations within Lancaster County, Pennsylvania. It is a full service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department, the Wealth Management Group located in Lancaster City.

     Union National Financial Corporation's executive offices are located at 101 East Main Street, P.O. Box 567, Mount Joy,
Pennsylvania 17552.  Its telephone number is (717) 653-1441.

     Union National Financial Corporation experiences substantial competition in attracting and retaining deposits and in lending funds. Financial institutions compete for deposits by offering attractive rates and the convenient office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.
     For additional information concerning Union National Financial Corporation's business activities, see Part II, Item 7 of this Annual Report on Form 10-K.

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation Union National Financial Corporation" and "Supervision and Regulation Union National Community Bank" below and pages 31 and 32 of the 2000 Annual Report to Stockholders. The annual report is included in Exhibit 13 to this report and is incorporated here by reference.

     The Bank Holding Company Act prohibits Union National
Financial Corporation from acquiring:

     * direct or indirect control of more than 5% of the voting stock of any bank; or

     *   substantially all of the assets of any bank; or

     *   merging with another bank holding company;

without the prior approval of the Federal Reserve.  The
Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     The Bank Holding Company Act restricts Union National
Financial Corporation from engaging in activities to other than those that the Federal Reserve has found:

     *   to be closely related to banking; and

     * which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

     To this end, the Bank Holding Company Act prohibits Union
National Financial Corporation from:

     *   engaging in most non-banking businesses; or

     * acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business; unless

     * the Federal Reserve has determined that the non-banking business is closely related to banking.

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

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 13, 31, and 32 of Union National Financial Corporation's 2000 Annual Report to Stockholders for information concerning Union National Financial Corporation's capital ratios which are included in Exhibit 13 and incorporated here by reference.

     PENDING LEGISLATION. Management cannot anticipate what changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also page 32 of Union National Financial Corporation's 2000 Annual Report to Stockholders, which pages are included in Exhibit 13 and incorporated here by reference.

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

Supervision and Regulation - Union National Community Bank
___________________________________________________________

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

     STATISTICAL DATA. The information required by this Item is incorporated by reference from pages 18 through 32 of Union
National Financial Corporation's 2000 Annual Report to
Stockholders.

     EMPLOYEES.  As of March 26, 2001, Union National Community
Bank had 114 full-time employees and 18 part-time employees.
None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel.

ITEM 2.    PROPERTIES.
______     ___________

     Union National Community Bank owns its main office, five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for two branch offices located in Columbia and Manheim, Pennsylvania. The bank also leases its Wealth Management Group property in Lancaster.

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
                         445 sq. ft. of space.

Administration
Services Center          Brick on concrete block  December, 1984
Bank Administration
Building                 with wood and steel frame.
25 North Barbara Street  Containing approximately
Mount Joy, PA  17552     9,398 sq. ft. of space.

Columbia Branch Office   Branch Bank              October, 1992
921 Lancaster Avenue     One story brick building
Columbia, PA  17512      containing approximately
                         2,257 sq. ft. of space.


                    PROPERTY LEASED BY THE BANK

Office and Address       Description of Property    Date Leased
__________________       _______________________   ______________
Manheim Branch Office    Concrete block building   January, 1995
701 Lancaster Road       containing 4,266 sq. ft.
Manheim, PA 17545        of space of which approximately
                         2,600 sq. ft. of space is
                         currently used for banking
                         purposes.

Columbia Branch Office   Branch Bank               April 11, 2000
401 Locust Street        Brick/Granite Building
Columbia, PA 17512       First floor of 3 story building
                         containing 2,120 sq. ft. of space
                         currently used for banking purposes.
                         No drive-up facilities.

Wealth Management Group  Brick/Steel Frame         August 1, 2000
150 N. Queen Street      Building Fifth floor of 7 story building
5th Floor, Suite 500     containing 5,080 sq. ft. of space
Lancaster, PA 17604      currently used for trust and asset
                         management purposes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_______   ____________________________________________________

     None.

                               PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.
_______   __________________________________________________

     Market and dividend information required by this Item is incorporated here by reference from the inside front cover of Union National Financial Corporation's 2000 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a very limited basis in the local over-the-counter market and on the OTC Bulletin Board under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2000 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

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

     Additional information required by this Item regarding dividend restrictions is incorporated here by reference from pages 31 and 32 of Union National Financial Corporation's 2000 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 26, 2001, there were approximately 913 holders of record of Union National Financial Corporation's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.
_______   ________________________

      The information required by this Item is incorporated here by reference from pages 18 and 19 of Union National Financial
Corporation's 2000 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.
_______   _________________________________________________

     The information required by this Item is incorporated by reference from pages 20 through 32 of Union National Financial Corporation's 2000 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK.
________   ____________________________________________________

     The information required by this Item is incorporated here by reference from pages 29 and 30 of Union National Financial Corporation's 2000 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_______   ____________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 18 of Union National Financial Corporation's 2000 Annual Report to Stockholders. which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
_______   ________________________________________________

     None.

                            PART III
                            ________

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
________   _______________________________________________
     The information required by this Item is incorporated here by reference from pages 3 through 13, 17, 18 and 28 of Union National Financial Corporation's proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.
________   _______________________

     The information required by this Item is incorporated here by reference from pages 19 through 27 of Union National Financial
Corporation's proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.
________   ___________________________________________________

     The information required by this Item is incorporated here by reference from pages 3 through 5 and pages 17,18 and 25 of Union National Financial Corporation's proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
________   _______________________________________________

     The information required by this Item is incorporated here by reference from page 28 of Union National Financial
Corporation's Proxy Statement for its 2001 Annual Meeting of
Shareholders.

                              PART IV
                              _______

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.
________   ____________________________________________________

     (a)   1.   Financial Statements.

                The following financial statements are included by reference in Part II, Item 8 hereof.

                Independent Auditor's Report.
                Consolidated Balance Sheets.
                Consolidated Statements of Income
                Consolidated Statements of Cash Flows
                Consolidated Statements of Changes in
      Stockholders' Equity
                Notes to Consolidated Financial Statements

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

               3(ii)  Union National Financial Corporation's
Amended and Restated By-laws.   (Incorporated by reference to
Exhibit 3(ii) to Union National Financial Corporation's current report on Form 8-K, filed with the Commission on March 30, 2001.)

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


                  10.4 Change of Control Agreement, dated June 17, 1999, between Michael A. Frey and Union National Financial Corporation. (Incorporated by Reference to Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1999.)

                  10.5   Union National Financial Corporation's
Employee Stock Purchase Plan (Incorporated by Reference to
Exhibit 4.4 to Union National Financial Corporation's
Registration Statement No. 333-27837 on Form S-8, filed with the
Commission on May 27, 1997).

                  11   Statement re: Computation of Earnings Per
Share.  (Incorporated by Reference to page 19 of Union National
Financial Corporation's 2000 Annual Report to Stockholders, which is included herein at Exhibit 13.)

                  12   Statement re: Computation of Ratios.
(Incorporated by Reference to page 19 of Union National Financial
Corporation's 2000 Annual Report to Stockholders, which is included herein at Exhibit 13.)

                  13   Excerpts from Union National Financial
Corporation's 2000 Annual Report to Stockholders.

                  21   Subsidiaries of the Union National
Financial Corporation (Incorporated by Reference to Exhibit 21 to
Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998).

                  23.1   Consent of Beard Miller & Company, LLP,
Independent Auditors.

                  23.2   Consent of Trout, Ebersole, & Groff,
LLP, Certified Public Accountants

     (b)   No Current Report on Form 8-K was filed by Union
National Financial Corporation during the fourth quarter of the 2000 fiscal year.

     (c) The exhibits required to be filed by this Item are listed under Item 14(a)3, above.

     (d)   NOT APPLICABLE.

                          SIGNATURES
                          __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNION NATIONAL FINANCIAL CORPORATION
                            (Registrant)


                            By    /s/ Mark D. Gainer
                            __________________________
                            Mark D. Gainer
                            President and Chief Executive Officer

                            Date:     March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

                                                   DATE
                                                   ____

By    /s/ Mark D. Gainer                         March 22, 2001
      ___________________________
      Mark D. Gainer
      President, Chief Executive Officer
      and Director (principal executive officer)

By    /s/ Donald H. Wolgemuth                    March 22, 2001
      ___________________________
      Donald H. Wolgemuth
      Chairman of the Board of Directors
      and Director

By    /s/ William E. Eby                         March 22, 2001
      ___________________________
      William E. Eby, Director

By    /s/ Clement M. Hoober                      March 22, 2001
      ___________________________
      Clement M. Hoober, CPA,
      Chief Financial Officer (principal
      financial officer and principal
      accounting officer)

By   /s/ Frank R. Eichler                        March 22, 2001
     ____________________________
     Franklin R. Eichler, Director

By   /s/ Daniel C. Gohn                          March 22, 2001
     ____________________________
     Daniel C. Gohn, Director

By   /s/ Carl R. Hallgren                        March 22, 2001
     ____________________________
     Carl R. Hallgren, Director

By   /s/ David G. Heisey                         March 22, 2001
     ____________________________
     David G. Heisey, Director

By   /s/ William D. Linkous                      March 22, 2001
     ____________________________
     William D. Linkous, Director

By   /s/ Darwin A. Nissley                       March 22, 2001
     ____________________________
     Darwin A. Nissley, Director

By   /s/ Daniel H. Raffensperger                 March 22, 2001
     ____________________________
     Daniel H. Raffensperger, Director

By   /s/ Benjamin W. Piersol, Jr.                March 22, 2001
     ____________________________
     Benjamin W. Piersol, Jr., Director

                           EXHIBIT INDEX


                                                 Sequential Page
                                               Number in Manually
Exhibit Number                                   Signed Original
_______________                                __________________

     3(i)   Union National Financial Corporation's Amended
Articles of Incorporation.  (Incorporated by reference to Exhibit
3(i) to Union National Financial Corporation's Registration
Statement No. 333-27837 on Form S-8,filed with the Commission on
May 27, 1997.)

     3(ii)  Union National Financial Corporation's Amended and
Restated By-laws.  (Incorporated by reference to Exhibit 3(ii) to
Union National Financial Corporation's current report on Form 8-
K, filed with the Commission on March 30, 2001.)

        10.1 Executive Employment Agreement dated as of January 1,1999, between Mark D. Gainer and Union National Financial Corporation (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998.)

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

        10.4   Change in Control Agreement, dated as of June 17,
1999, between Michael A. Frey and Union National Financial
Corporation.  (Incorporated by Reference to Exhibit 10.4 to Union
National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1999.)

        10.5   Union National Financial Corporation's Employee
Stock Purchase Plan. (Incorporated by Reference to Exhibit 4.4 to Union National Financial Corporation's Registration Statement
No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

        11   Statement re: Computation of Earnings Per Share.
(Incorporated by Reference to page 19 of Union National Financial
Corporation's 2000 Annual Report to Stockholders, which is included herein at Exhibit 13.)

        12   Statement re: Computation of Ratios.  (Incorporated
by Reference to page 19 of Union National Financial Corporation's
2000 Annual Report, which is included herein at Exhibit 13.)

        13   Excerpts from Union National Financial Corporation's
2000 Annual Report to Shareholders.

        21   Subsidiaries of Union National Financial
Corporation.  (Incorporated by Reference to Exhibit 21 to Union
National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998.)

        23.1 Consent of Beard Miller Company, LLP, Independent
Auditors.
        23.2 Consent of Trout, Ebersole & Groff, LLP, Certified
Public Accountants.