Form 10-Q
period 2001-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2001-05-15
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31,2001
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                             Not Applicable
_________________________________________________________________
           (Former name, former address, & former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,579,841     shares of $.25 (par) common stock were
_________________
outstanding as of May 1, 2001.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            5-14

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   12-13

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                15

  Item 2  - Change in Securities and Use of Proceeds         15

  Item 3  - Defaults Upon Senior Securities                  15

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 15

  Item 5  - Other Information                                15

  Item 6  - Exhibits and Reports on Form 8-K                 15

Signature Page                                               16

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 3/31/01      12/31/00
                                          _______________________

ASSETS

Cash and Due from Banks                      $6,000      $7,715
Federal Funds Sold                              470           0
Investment Securities Held-to-Maturity
 (Fair Value - 2001-$14,105;
 2000-$13,960)                               14,135      14,139
Investment Securities Available-for-Sale     75,093      63,429

Loans(Net of Unearned Income)               185,045     185,981
  Less: Allowance for Loan Losses            (1,887)     (1,787)
                                          _______________________
    Total Net Loans                         183,158     184,194

Premises and Equipment - Net                  6,148       5,975
Other Assets                                  7,232       7,228
                                          _______________________
    TOTAL ASSETS                           $292,236    $282,680
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $23,407     $24,941
 Interest-Bearing                           189,489     187,604
                                          _______________________
    Total Deposits                          212,896     212,545

Short-Term Borrowings                         8,161      13,495
Long-Term Debt                               44,927      30,735
Other Liabilities                             2,002       2,343
                                          _______________________
     TOTAL LIABILITIES                      267,986     259,118

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   688         687
Shares: Authorized - 20,000,000; Issued -
  2,752,693 in 2001 (2,748,068 in 2000)
  Outstanding - 2,579,841 in 2001 (2,575,218
  in 2000)
Surplus                                       9,138       9,078
Retained Earnings                            17,649      17,487
Accumulated Other Comprehensive Income/(Loss)   264        (201)
Less: Treasury Stock - at cost
 (172,852 shares in 2001 and 172,850 shares
  in 2000)                                   (3,489)     (3,489)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              24,250      23,562
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $292,236    $282,680

                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
(In Thousands, except Per Share Data)       2001       2000
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                 $3,951      $3,708
Investment Securities:
  Taxable Interest                            907         853
  Tax-Exempt Interest                         285         312
  Dividends                                    54          54
 Other                                         57           4
                                     ____________________________
  Total Interest Income                     5,254       4,931

INTEREST EXPENSE
Deposits                                    1,988       1,880
Short-Term Borrowings                         157          81
Long-Term Debt                                563         394
                                     ____________________________
   Total Interest Expense                   2,708       2,355
                                     ____________________________
   Net Interest Income                      2,546       2,576
PROVISION for LOAN LOSSES                     113          51
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,433       2,525
OTHER OPERATING INCOME
Income from Fiduciary Activities               36          41
Service Charges on Deposit Accounts           228         163
Other Service Charges, Commissions, Fees      170         147
Investment Securities Gains/(Losses)           11          (5)
Other Income                                   76          37
                                     ____________________________
    Total Other Operating Income              521         383

OTHER OPERATING EXPENSES
Salaries and Wages                          1,058         986
Retirement Plan and Other Employee Benefits   275         253
Net Occupancy Expense                         179         165
Furniture and Equipment Expense               138         100
Professional Fees                             173          76
Other Operating Expenses                      708         514
                                     ____________________________
    Total Other Operating Expenses          2,531       2,094
                                     ____________________________
    Income before Income Taxes                423         814
PROVISION for INCOME TAXES (BENEFIT)          (10)        139
                                     ____________________________
    NET INCOME for PERIOD                    $433        $675
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic and Assuming
   Dilution                                 $0.17       $0.26
Cash Dividends                             $0.105      $0.143

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $433        $675
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                              472         (13)
Reclassification Adjustment for (Gains)/Losses
   included in Net Income                      (7)          3
                                     ____________________________
Total Other Comprehensive Income/(Loss)       465         (10)
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD              $898        $665
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
         (In Thousands)                      2001         2000
                                     ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                   $ 433      $ 675
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                177        113
Provision for Loan Losses                      113         51
Investment Securities (Gains)/Losses           (11)         5
Provision for Deferred Income Taxes            106          3
Interest in Cash-Surrender Value of
  Bank-Owned Life Insurance                    (50)         0
(Increase)/Decrease in Accrued
   Interest Receivable                         (13)      (245)
(Increase)/Decrease in Other Assets           (322)      (240)
 Increase/(Decrease) in Other Liabilities     (341)       419
                                     ____________________________
Net Cash Provided by Operating Activities       92        781

CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in Federal Funds Sold  (470)      (400)
Proceeds from Sales of
 Available-for-Sale Securities                8,932     1,009
Proceeds from Maturities of
 Available-for-Sale Securities                4,838     1,188
Proceeds from Maturities of
 Held-to-Maturity Securities                      4     1,123
Purchases of Available-for-Sale Securities  (24,718)   (1,946)
Purchases of Held-to-Maturity Securities          0      (553)
Net Change in Loans                             923    (3,734)
Purchases of Property and Equipment            (315)     (203)
                                     ____________________________
Net Cash (Used in)Investing Activities      (10,806)   (3,516)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         5,247     1,800
Net Increase/(Decrease) in Certificates
 of Deposits                                 (4,896)    3,341
Net Increase/(Decrease) in Short-Term
 Borrowings                                  (5,334)   (3,274)
Proceeds from Issuance of Long-Term Debt     15,000    10,000
Payment on Long-Term Debt                      (809)  (10,000)
Acquisition of Treasury Stock                     0      (581)
Issuance of Common Stock                         61        88
Cash Dividends Paid                            (270)     (371)
                                     ____________________________
   Net Cash Provided by Financing Activities 8,999      1,003
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (1,715)     (1,732)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,715       7,004
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period    $6,000      $5,272
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $2,607      $2,098
Income Taxes                                      0           0


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

2. These statements should be read in conjunction with notes to the financial statements contained in the 2000 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock
outstanding was as follows:
                          Basic         Assuming Dilution
                        _________       _________________
Three months ended:
    March 31, 2001      2,578,000           2,592,569
    March 31, 2000      2,589,845           2,596,666

4. In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement did not have a significant impact on Union National.

5. The results of operations for the three-month period ended
March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

6. Certain reclassifications have been made to the 2000
consolidated financial statements to conform with the 2001 presentation.

 Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 2000 Annual Report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:
*   operating, legal and regulatory risks;
*   economic, political and competitive forces; and
* the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Union National undertakes no obligation to publicly revise or update these forward- looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission.

Results of Operations
______________________

Overview

Consolidated net income for the three months ended March 31, 2001, was $433,000, a decrease of 35.9%, as compared to consolidated net income of $675,000 for the same period of 2000. For the three months ended March 31, 2001, basic and diluted earnings per share amounted to 17 cents, as compared to 26 cents for the same period of last year.

Results of operations for the three months ended March 31, 2001, as compared to the same period of 2000 were impacted by the following items:
* Net income decreased due to a decline in net interest income of $30,000 or 1.2%. This was due to a narrowing of the spread between the earnings rates on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings. Net interest income also decreased due to the net effect of the growth of loans and investments and deposits and borrowings.
* Net income decreased due to an increase in the provision for loan losses of $62,000.
* Net income increased due to an increase in other operating income of $138,000 or 36.0%.
* Net income decreased due to an increase in other operating expenses of $437,000 or 20.9%.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.61% on an annualized basis for the three months ended March 31, 2001, as compared to 1.00% for the same period in 2000. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 7.25% on an annualized basis for the three months ended March 31, 2001, as compared to 11.89% for the same period in 2000.

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2001 as compared to historic growth rates of loans and deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*   the development of formalized sales incentive programs;
*   further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers; and
* the strategic promotion of the bank's retail offices in light of continued consolidation in the banking and financial services industry.
In addition, there is also general economic stability in the bank's market area and there is continued population and business growth. The funding for loan growth is further discussed under the section on Liquidity.

It is anticipated that economic activity in the bank's market area during the remainder of 2001 will be favorable due to continued economic growth and construction activity and low unemployment rates. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

Net Interest Income

Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and other interest-bearing liabilities. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-bearing assets and liabilities.

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended March 31, 2001, decreased by $32,000, or 1.2%, over the same period in 2000.

The net effect of volume growth in average earning assets and interest-bearing liabilities decreased net interest income by $17,000 in comparing the three months ended March 31, 2001, to the same period of 2000. Average loan growth of $8,634,000, or 4.9%, along with an increase in average fed funds sold accounted for the increase in average earning assets and was funded by additional borrowings.

The overall interest rate on the average total earning assets for the three months ended March 31, 2001, was 8.08%, which compares favorably to the 7.91% for the same period of last year.
However, for the same period, the overall interest rate on the average interest-bearing liabilities increased to 4.61% from 4.22%. The net effect of interest rate changes was to decrease net interest income in the amount of $15,000 for the three months ended March 31, 2001, over the same period in 2000. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2001.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of March 31, 2001, the bank received long-term advances of $44,927,000 and short-term advances of $5,500,000 from its available credit of $123,293,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had an effective rate of 5.58% at March 31, 2001, with maturities ranging from June 2001 to January 2010.

In January, the Federal Reserve Bank began loosening the monetary supply and the prime interest rate decreased from 9.50% to 7.50% by April 2001. This decline in interest rates has impacted adjustable-rate commercial loans and a broader decline in overall interest rates has impacted new lending and investing activity. There has also been a decline in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the Federal Home Loan Bank.

For the remainder of 2001, it is currently anticipated that the bank's net interest margin percentage will narrow slightly in comparison to current levels. However, this may be impacted by future actions of the Federal Reserve Bank. As an offset to the narrowing of the net interest margin percentage, income from growth in earning assets during 2000 and the first three months of 2001, net of costs resulting from growth in deposits and borrowings, will increase the net interest margin for the remainder of 2001. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of March 31, 2001, may result in a net interest margin for the remainder of 2001 that is currently expected to be comparable to the net interest margin earned during the same period of 2000. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 2001, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

The bank's current model includes a $3,000,000 purchase of bank-owned life insurance made in June 2000. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. The model also includes an interest rate cap purchased in October 2000. The interest rate cap was purchased to mitigate interest rate risk in a rising-rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is "in the money" and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the notional amount of $10,000,000. The cap, which had a market value of $15,000 at March 31, 2001, was accounted for on a marked-to-market basis in accordance with SFAS No. 133. Since the cap did not meet the criteria for a hedge under SFAS No. 133, a loss of $17,000 since year-end was reflected as an increase in interest expense for the three months ended March 31, 2001.

Provision for Loan Losses

The provision for loan losses was $113,000 for the three months ended March 31, 2001, and $51,000 for the three months ended March 31, 2000. Net charge-offs for the three months ended March 31, 2001, were $13,000 as compared to $36,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income increased by $138,000, or 36.0%, for the three months ended March 31, 2001, as compared to the same period of 2000. Contributing factors to the increase in other operating income as compared to the same period in 2000 are summarized below:
     Monthly Deposit Account Service Charges      $    53,000
     Insufficient Funds Charges                   $    11,000
     Mutual Fund Commissions                      $    29,000
     Earnings on Bank-Owned Life Insurance        $    50,000
     Debit Card Earnings                          $     9,000

The increase in monthly service charges is primarily a result of a higher fee structure for checking accounts that was effective January 1, 2001. Also, the insufficient funds charge was increased effective June 1, 2000. The increase in earnings on mutual fund commissions is primarily a result of a change in the commission and cost-sharing structure the bank has with T.H.E. Financial Group, Ltd. Other operating income as a percentage of total revenue (net interest income and other operating income) was 17.0% for the three months ended March 31, 2001, as compared to 12.9% for the same period of last year. This increase is a result of revenue enhancement initiatives which were essentially implemented in January 2001. The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended
March 31, 2001, increased by $437,000, or 20.9%, over the same period in 2000. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $72,000, or 7.3%, as compared to the same period of last year. These increases were essentially due to annual merit and cost-of-living increases and planned staff additions. New staff positions included staff for a new community banking office located in Columbia, Pennsylvania, which was opened in April 2000, staff for our expanded Wealth Management Group, a chief technology/operations officer, an investment representative for T.H.E. Financial Group who is now a bank employee and various other support staff positions. Partially offsetting the increased salary costs of these staff additions is the cost savings resulting from the business process improvement project, which reduced staff through an early retirement program and attrition. Full-time equivalent employees have been reduced from 131 in December 2000 to 125 in March 2001.


Related fringe benefits increased by $22,000, or 8.7%, as compared to the same period of last year. The increased expense is primarily a result of increased payroll taxes and the increased cost of employee health insurance benefits.

Occupancy, furniture and equipment expenses increased by $52,000, or 19.6%, for the three months ended March 31, 2001, as compared to the same period of 2000. This was due to an increase in lease expense, equipment and furniture depreciation and equipment and maintenance costs. The increase in lease expense is a result of additional costs relative to the opening of a new community office and the opening of a new office for our Wealth Management Group. The increase in equipment and furniture depreciation is related to systems and equipment implemented with technology initiatives in the fourth quarter of 2000.

Professional fees for the three months ended March 31, 2001, amounted to $173,000, as compared to $76,000 for the same period of last year. The increase in professional fees relates primarily to consulting fees paid to Metavante Corporation for a business improvement and revenue enhancement engagement. With their assistance, we evaluated our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. The payments under this consulting arrangement will conclude in the second quarter of 2001.

Other operating expenses increased by $194,000, or 37.7%, for the three months ended March 31, 2001, as compared to the same period of 2000. Contributing factors to the increase in other operating expenses as compared to the same period in 2000 are summarized below:
     Advertising & Related Expenses             $    26,000
     Software Amortization                      $    32,000
     Supplies                                   $    24,000
     Computer and Data Processing Services      $    92,000

Increased software amortization is related to systems implemented with technology initiatives in the fourth quarter of 2000. The increased cost of computer and data processing services relates to services from our electronic data services provider in connection with new core-processing and trust systems, a sales platform program and a wide-area network which were implemented in November 2000.

Income Taxes

Union National's income tax expense decreased by $149,000 for the three months ended March 31, 2001, as compared to the same period of last year. The effective tax rate was 2.4% for the three months ended March 31, 2001, and 17.1% for the three months ended March 31, 2000. The decrease in income tax expense was due to lower pretax income and an increase in tax-exempt income on loans, securities and the investment in bank-owned life insurance. Currently, the effective tax rate of Union National for the remaining months of 2001 is expected to be greater than the current effective tax rate.

Regulatory Activity
___________________

As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the current economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,642,000 to comply with their respective repayment terms. This amount represents a decrease from the amount of $3,061,000 at December 31, 2000. The decrease is a result of several loans which were classified as nonperforming during the first quarter of 2001. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans will be classified as nonperforming in the remaining months of 2001.

At March 31, 2001, total nonperforming loans amounted to $2,383,000, or 1.3% of total net loans, as compared to a level of $1,789,000, or 1.0%, at December 31, 2000. The increase in nonperforming loans is mainly a result of increased nonaccrual loans. Nonaccrual loans increased as a result of several small balance commercial loans which were transferred to nonaccrual status during the quarter. These loans are essentially secured with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of .7%.

Schedule of Nonperforming Assets:
                             March 31,           December 31,
(In Thousands)                 2001                  2000
                             _________           ____________
Nonaccruing Loans            $   2,149           $      1,625
Accrual Loans   90 days or
  more past due                    234                    164
Restructured Accrual Loans           0                      0
                             _________           ____________
Total Nonperforming Loans        2,383                  1,789
Other Real Estate Owned            119                    159
                             _________           ____________
  Total Nonperforming Assets  $  2,502           $      1,948
                             =========           ============
Nonperforming Loans
   as a % of Net Loans             1.3%                   1.0%
                             =========           ============

Allowance for Loan Losses
   as a % of Nonperforming Loans    79%                   100%
                             =========           ============

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management and the Board of Directors on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination as of June 30, 2000.

In response to the higher levels of nonperforming loans, the allowance for loan losses was increased by $100,000 for the three months ended March 31, 2001, and the ratio of the allowance for loan losses to net loans was 1.02% at March 31, 2001, as compared to 0.96% at December 31, 2000. Management believes, based on information currently available, that the current allowance for loan losses of $1,887,000 is adequate to meet potential loan losses. During 2001, an ongoing loan review is being performed on selected portions of the loan portfolio by an independent consultant.

Analysis of Allowance for Loan Losses:

                                    Three Months Ended March 31,
(In Thousands)                         2001              2000
                                    ____________    ____________
Average Total Loans Outstanding
   (Less Unearned Income)           $    185,783    $    177,149

Allowance for Loan Losses,
   Beginning of Period              $      1,787    $      1,783
Loans Charged-Off During Period               43              40
Recoveries of Loans Previously
   Charged-Off                                30               4
                                    _____________   ____________
     Net Loans Charged-Off                    13              36
Addition to Provision for Loan Losses
   Charged to Operations                     113              51
                                    _____________   ____________
Allowance for Loan Losses,
   End of Period                    $      1,887    $      1,798
                                    =============   ============

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)            .03%            .08%
                                    =============   ============

Ratio of Allowance for Loan Losses to
   Net Loans at End of Period               1.02%           1.01%
                                    =============   ============


Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
* proceeds from the sale or maturity of investment securities, which include overnight investments in federal funds sold;
* overnight correspondent bank (including FHLB) borrowings on various credit lines;
*   payments on loans and mortgage-backed securities; and
*   a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the Federal Home Loan Bank provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The bank has a maximum funding capacity of up to $123,293,000 available at the Federal Home Loan Bank. In order to provide funding for the bank's loans and investments, the bank had outstanding borrowings from the Federal Home Loan Bank of $50,427,000 at March 31, 2001, and $41,305,000 at December 31, 2000.


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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the bank's board of directors. The bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the Federal Home Loan Bank and by the promotion or development of specific loan and deposit products. As mentioned earlier, in October 2000, the bank took steps to mitigate interest rate risk in a rising-rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is "in the money" and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the notional amount of $10,000,000. The bank retains an outside consulting group to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As mentioned previously, the bank's model also includes the purchase in June 2000 of $3,000,000 in bank-owned life insurance and the purchase of an interest rate cap in October 2000. The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period will have an unfavorable impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. This unfavorable impact on net interest income is currently estimated at $140,000, net of taxes. A hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position for the three months ended March 31, 2001, by the following:
* marketing its variable-rate home equity line of credit and its variable-rate unsecured consumer line of credit;
* increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
* additions to or by repositioning of its investment security portfolio into floating-rate, short- or long-term securities;
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
* additions to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances.
The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________

Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. The bank's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.02% as of March 31, 2001, as compared to 8.00% as of December 31, 2000.

Items which could have a material impact on the capital resources of Union National for the remainder of 2001 include amounts to be expended for the expansion and remodeling of an existing community banking office. This expansion and remodeling will require expenditures in the remaining months of 2001 that are currently estimated at $735,000. There are no other material commitments for capital expenditures as of March 31, 2001. There are no known trends or uncertainties, including regulatory matters, that are expected to have a material impact on the capital resources of Union National for 2001. In addition, see discussion on Regulatory Activity.

The bank's capital ratios exceed regulatory requirements, which require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31, 2001, as compared to the bank's current risk-based capital ratio of 12.78%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of March

31, 2001, the bank was categorized as well capitalized.
Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

     (In Thousands)                   March 31,    December 31,
                                         2001          2000
                                     ____________   _____________
S>
Tier I - Total Stockholders' Equity    $ 22,868      $ 22,611
Tier II - Allowance for Loan Losses       1,887         1,787
                                     ____________   _____________

Total Qualifying Capital               $ 24,755      $ 24,398
                                     ============   =============

Risk-adjusted On-balance-sheet Assets  $188,331      $184,273
Risk-adjusted Off-balance-sheet Exposure  5,310        16,526
                                     ____________   _____________

Total Risk-adjusted Assets             $193,641      $200,799
                                     ============   =============

Actual Capital Ratio:
Tier I Capital to Average Total Assets     8.02%         8.00%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               5.00          5.00
Risk-based Capital Ratios:
Tier I Capital Ratio - Actual             11.81%        11.26%
Minimum Required                           4.00          4.00
To Be Well Capitalized under Prompt
Corrective Action Provisions               6.00          6.00

Total Capital Ratio - Actual              12.78%        12.15%
Minimum Required                           8.00          8.00


To Be Well Capitalized under Prompt
Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $ 9,264       $ 8,334
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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
Nothing to report.
Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

  (a) Exhibits   Nothing to report.

  (b) Reports on Form 8-K

         Union National filed a report on form 8-K via EDGAR dated January 23, 2001. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release dated January 23, 2001. The press release was attached to the report as an exhibit and reported annual and fourth quarter earnings and announced the first quarter cash dividend for 2001. Also part of the report, pursuant to Item 9, Regulation FD Disclosure, was a letter issued to shareholders detailing various initiatives implemented in 2000.

Union National filed a report on form 8-K via EDGAR dated March 30, 2001. The report was filed pursuant to Item 5, Other Events, and reported the amended by-laws of the Corporation. As noted in that filing, Article 6 of the By-laws was amended to provide that the Board of Directors may fix a record date not more than 90 days prior to the date of a meeting of shareholders for the determination of the shareholders entitled to notice of, and to vote at, any such meeting. Prior to the amendment, the Board could set a record date no more than 45 days prior to the meeting date.

                             Signatures
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Union National Financial Corporation
                             (Registrant)


                             By /s/ Mark D. Gainer
                             _______________________
                             Mark D. Gainer
                             President & CEO
                             (Principal Executive Officer)

                             Date: May 14, 2001

                              By /s/ Clement M. Hoober
                              _________________________
                              Clement M. Hoober
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                              Date: May 14, 2001