Form 10-Q
period 2001-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2001-08-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,585,656     shares of $.25 (par) common stock were
_________________
outstanding as of July 31, 2001.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements     4 - 5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations           6 - 16


  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                  13 - 15

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                 17

  Item 2  - Change in Securities and Use of Proceeds          17

  Item 3  - Defaults Upon Senior Securities                   17

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                  17

  Item 5  - Other Information                                 17

  Item 6  - Exhibits and Reports on Form 8-K             17 - 18

Signature Page                                                19
   Exhibit 10 - Change of Control Agreement              20 - 30

                  PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 6/30/01      12/31/00
                                          _______________________

ASSETS

Cash and Due from Banks                      $7,184      $7,715
Investment Securities Held-to-Maturity
 (Fair Value - 2001-$12,965;
 2000-$13,960)                               13,132      14,139
Investment Securities Available-for-Sale     80,861      63,429

Loans(Net of Unearned Income)               183,930     185,981
  Less: Allowance for Loan Losses            (1,969)     (1,787)
                                          _______________________
    Total Net Loans                         181,961     184,194

Premises and Equipment - Net                  6,235       5,975
Other Assets                                  7,019       7,228
                                          _______________________
    TOTAL ASSETS                           $296,392    $282,680
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $24,489     $24,941
 Interest-Bearing                           189,085     187,604
                                          _______________________
    Total Deposits                          213,574     212,545

Short-Term Borrowings                         6,944      13,495
Long-Term Debt                               48,927      30,735
Other Liabilities                             2,043       2,343
                                          _______________________
     TOTAL LIABILITIES                      271,488     259,118

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   690         687
Shares: Authorized - 20,000,000; Issued -
  2,757,960 in 2001 (2,748,068 in 2000)
  Outstanding - 2,585,632 in 2001 (2,575,218
  in 2000)
Surplus                                       9,196       9,078
Retained Earnings                            17,947      17,487
Accumulated Other Comprehensive Income/(Loss)   549        (201)
Less: Treasury Stock - at cost
 (172,328 shares in 2001 and 172,850 shares
  in 2000)                                   (3,478)     (3,489)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              24,904      23,562
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $296,392    $282,680

                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     Three Months Ended June 30,
                                     ____________________________
(In Thousands, except Per Share Data)       2001       2000
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                 $3,939      $3,854
Investment Securities:
  Taxable Interest                            990         855
  Tax-Exempt Interest                         289         311
  Dividends                                    54          56
 Other                                         63           6
                                     ____________________________
  Total Interest Income                     5,335       5,082

INTEREST EXPENSE
Deposits                                    1,898       1,950
Short-Term Borrowings                         111         100
Long-Term Debt                                636         384
                                     ____________________________
   Total Interest Expense                   2,645       2,434
                                     ____________________________
   Net Interest Income                      2,690       2,648
PROVISION for LOAN LOSSES                     160          77
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,530       2,571
OTHER OPERATING INCOME
Income from Fiduciary Activities               55          41
Service Charges on Deposit Accounts           261         179
Other Service Charges, Commissions, Fees      226         181
Investment Securities Gains/(Losses)          (12)          9
Other Income                                   70          18
                                     ____________________________
    Total Other Operating Income              600         428

OTHER OPERATING EXPENSES
Salaries and Wages                          1,061       1,051
Retirement Plan and Other Employee Benefits   236         251
Net Occupancy Expense                         191         169
Furniture and Equipment Expense               142         123
Professional Fees                             134          93
Other Operating Expenses                      742         599
                                     ____________________________
    Total Other Operating Expenses          2,506       2,286
                                     ____________________________
    Income before Income Taxes                624         713
PROVISION for INCOME TAXES                     56         100
                                     ____________________________
    NET INCOME for PERIOD                    $568        $613
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic and Assuming
   Dilution                                 $0.22       $0.24
Cash Dividends                             $0.105      $0.143

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $568        $613
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                              277          89
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for-Sale
   During Period                                0          34
 Reclassification adjustment for (Gains)/Losses
   included in Net Income                       9          (6)
                                    ____________________________
Total Other Comprehensive Income/(Loss)       286         117
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD              $854        $730
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       Six Months Ended June 30,
                                     ____________________________
(In Thousands, except Per Share Data)       2001       2000
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                 $7,890      $7,563
Investment Securities:
  Taxable Interest                          1,897       1,708
  Tax-Exempt Interest                         574         622
  Dividends                                   108         110
 Other                                        120          10
                                     ____________________________
  Total Interest Income                    10,589      10,013

INTEREST EXPENSE
Deposits                                    3,887       3,830
Short-Term Borrowings                         268         181
Long-Term Debt                              1,198         778
                                     ____________________________
   Total Interest Expense                   5,353       4,789
                                     ____________________________
   Net Interest Income                      5,236       5,224
PROVISION for LOAN LOSSES                     273         128
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           4,963       5,096
OTHER OPERATING INCOME
Income from Fiduciary Activities               91          81
Service Charges on Deposit Accounts           489         342
Other Service Charges, Commissions, Fees      396         328
Investment Securities Gains/(Losses)           (1)          4
Other Income                                  146          55
                                     ____________________________
    Total Other Operating Income            1,121         810

OTHER OPERATING EXPENSES
Salaries and Wages                          2,119       2,037
Retirement Plan and Other Employee Benefits   512         504
Net Occupancy Expense                         370         335
Furniture and Equipment Expense               279         222
Professional Fees                             307         168
Other Operating Expenses                    1,450       1,113
                                     ____________________________
    Total Other Operating Expenses          5,037       4,379
                                     ____________________________
    Income before Income Taxes              1,047       1,527
PROVISION for INCOME TAXES                     46         239
                                     ____________________________
    NET INCOME for PERIOD                  $1,001      $1,288
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic and Assuming
   Dilution                                 $0.39       $0.50
 Cash Dividends                            $0.210      $0.286

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                      $1,001      $1,288
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                              750          76
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for-Sale
   During Period                                0          34
 Reclassification Adjustment for (Gains)/Losses
   included in Net Income                       1          (3)
                                    ____________________________
Total Other Comprehensive Income/(Loss)       751         107
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD            $1,752      $1,395
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      Six Months Ended June 30,
                                    ____________________________
        (In Thousands)                      2001         2000
                                    ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                  $1,001     $1,288
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                359        240
  Provision for Loan Losses                    273        128
  Investment Securities (Gains)/Losses           1         (4)
  Provision for Deferred Income Taxes          (90)        (1)
  Interest in Cash-Surrender Value of
  Bank-Owned Life Insurance                   (102)        (6)
(Increase)/Decrease in Accrued
   Interest Receivable                          49       (103)
(Increase)/Decrease in Other Assets           (107)      (442)
 Increase/(Decrease) in Other Liabilities     (299)       250
                                     ____________________________
   Net Cash Provided by Operating Activities 1,085      1,350

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities               14,696     2,314
Proceeds from Maturities of
 Available-for-Sale Securities               12,898     3,470
Proceeds from Maturities of
 Held-to-Maturity Securities                  1,007     1,427
Purchases of Available-for-Sale Securities  (43,890)   (9,616)
Purchases of Held-to-Maturity Securities          0      (553)
Net Change in Loans                           1,960    (8,928)
Purchases of Property and Equipment            (546)     (464)
Purchase of Bank-Owned Life Insurance             0    (3,000)
                                     ____________________________
   Net Cash (Used in)Investing Activities   (13,875) (15,350)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         9,600     2,802
Net Increase/(Decrease) in Certificates
 of Deposits                                 (8,571)    4,253
Net Increase/(Decrease) in Short-Term
 Borrowings                                  (6,551)    8,595
Proceeds from Issuance of Long-Term Debt     19,000    10,000
Payment on Long-Term Debt                      (809)  (10,000)
Acquisition of Treasury Stock                     0      (748)
Issuance of Treasury Stock                        6         0
Issuance of Common Stock                        125       172
Cash Dividends Paid                            (541)     (741)
                                     ____________________________
   Net Cash Provided by Financing Activities 12,259     14,333
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                          (531)        333
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,715       7,004
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period    $7,184      $7,337
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $5,368      $4,580
Income Taxes                                     55         195


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

3. The weighted-average number of shares of common stock outstanding was as follows:


                          Basic       Assuming Dilution
                          _____       _________________
Three months ended:
     June 30, 2001      2,583,088         2,596,445
     June 30, 2000      2,571,523         2,585,319
Six months ended:
     June 30, 2001      2,580,558         2,594,521
     June 30, 2000      2,580,211         2,590,522

4. In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement did not have a significant impact on Union National.

In July of 2001, the Financial Accounting Standards Board issued
Statement No. 141, "Business Combinations", and Statement No.
142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized, but should be tested for impairment at least annually. The statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001, should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the bank's financial condition or results of operations.

5. The results of operations for the six-month period ended June
30, 2001, are not necessarily indicative of the results to be expected for the full year.

6. Certain reclassifications have been made to the 2000
consolidated financial statements to conform to the 2001 presentation.

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

Results of Operations
_____________________

Overview

Consolidated net income for the quarter ended June 30, 2001, was $568,000, a decrease of 7.3%, as compared to consolidated net income of $613,000 for the same period of 2000. Consolidated net income for the six months ended June 30, 2001, was $1,001,000, a decrease of 22.3%, as compared to $1,288,000 for the same period of 2000. For the quarter ended June 30, 2001, basic and diluted earnings per share amounted to 22 cents, as compared to 24 cents for the same period of last year. For the six months ended June 30, 2001, basic and diluted earnings per share amounted to 39 cents, as compared to 50 cents for the same period of last year.

Results of operations for the quarter and the six months ended June 30, 2001, as compared to the same periods of 2000 were impacted by the following items:
* Net income increased slightly due to an increase in net interest income of $42,000 for the quarter ended June 30, 2001, and $12,000 for the six months ended June 30, 2001.
* Net income decreased due to an increase in the provision for loan losses of $83,000 for the quarter ended June 30, 2001, and $145,000 for the six months ended June 30, 2001.
* Net income increased due to an increase in other operating income of $172,000, or 40.2%, for the quarter ended June 30, 2001, and $311,000 for the six months ended June 30, 2001.

* Net income decreased due to an increase in other operating expenses of $220,000 or 9.6% for the quarter ended June 30, 2001, and $658,000 for the six months ended June 30, 2001.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA) and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows:

          Quarter Ended June 30,      Six Months Ended June 30,
             2001        2000            2001          2000
             ____        ____            ____          ____
ROA          0.77%       0.89%           0.69%         0.95%
ROE          9.27%      10.78%           8.27%        11.34%

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2001 as compared to historic growth rates of loans and deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*   the development of formalized sales incentive programs;
*   further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers; and
* the strategic promotion of the bank's retail offices in light of continued consolidation in the banking and financial services industry.
In addition, there is general economic stability in the bank's market area and there is continued population and business growth. The funding for loan growth is further discussed under the section on Liquidity.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the quarter ended June 30, 2001, increased by $34,000, or 1.2%, over the same period in 2000. Net interest income for the six months ended June 30, 2001, increased by $2,000 over the same period of 2000.

The net effect of volume growth in average earning assets and interest-bearing liabilities decreased net interest income by $14,000 in comparing the quarter ended June 30, 2001, to the same period of 2000. For the six months ended June 30, 2001, compared to the same period of 2000, the net effect of volume growth decreased net interest income by $34,000. For both periods, growth in average earning assets was funded primarily by additional borrowings.

The overall interest rate on the average total earning assets for the quarter ended June 30, 2001, was 7.97%, as compared to 8.05% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 4.33% for both the quarter ending June 30, 2001 and the quarter ending June 30, 2000. The net effect of interest rate changes was to increase net interest income in the amount of $48,000 for the quarter ended June 30, 2001, over the same period in 2000. The net interest margin percentage for the quarter ended June 30, 2001 was 4.16%, as compared to 4.34% for the same period of 2000.

For the six months ended June 30, 2001, the earnings rate on total average assets was 8.02%, which represents a slight increase over the 7.98% earned for the same period of 2000. The overall interest rate on interest-bearing liabilities also increased from 4.28% to 4.47% for the six months ended June 30, 2001. The net effect of these interest rate changes was to increase net interest income by $36,000 for the six months ended June 30, 2001, over the same period in 2000. The net interest margin percentage for the six months ended June 30, 2001 was 4.11%, as compared to 4.31% for the same period of 2000. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2001.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of June 30, 2001, the bank received long-term advances of $48,927,000 and short-term advances of $3,000,000 from its available credit of $137,528,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had an effective rate of 5.46% at June 30, 2001, with maturities ranging from September 2001 to February 2011.

In January, the Federal Reserve Bank began loosening the monetary supply and the prime interest rate decreased from 9.50% to 6.75% by June 2001. This decline in interest rates has impacted adjustable-rate commercial loans and a broader decline in overall interest rates has impacted new lending and investing activity. There has also been a decline in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2001, it is currently anticipated that the bank's net interest margin percentage will widen slightly in comparison to current levels. The net interest margin is currently expected to widen as higher fixed-rate certificates of deposit and borrowings from the FHLB mature and reprice to lower current levels. However, this may be impacted by future actions of the Federal Reserve Bank. In addition, income from growth in earning assets during 2000 and the first six months of 2001, net of costs resulting from growth in deposits and borrowings, will increase the net interest margin for the remainder of 2001. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of June 30, 2001, may result in a net interest margin for the remainder of 2001 that reflects a moderate increase over the net interest margin earned during the same period of 2000. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during the remainder of 2001, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

The bank's current model includes an interest rate cap purchased in October 2000. The interest rate cap was purchased to mitigate interest rate risk in a rising-rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is "in the money" and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the notional amount of $10,000,000. The cap, which had a market value of $15,000 at June 30, 2001, was accounted for on a marked-to-market basis in accordance with SFAS No. 133. Since the cap did not meet the criteria for a hedge under SFAS No. 133, a loss of $17,000 since year-end was reflected as additional interest expense for the six months ended June 30, 2001.

Provision for Loan Losses

The provision for loan losses was $160,000 for the quarter ended June 30, 2001, and $77,000 for the quarter ended June 30, 2000. The provision for the six months ended June 30, 2001, was $273,000, as compared to $128,000 for the same period of 2000. Net charge-offs for the quarter ended June 30, 2001, were $78,000 as compared to $36,000 for the same period of last year. Net charge-offs for the six months ended June 30, 2001, were $91,000, as compared to $72,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Other Operating Income

Other operating income increased by $172,000, or 40.2%, for the quarter ended June 30, 2001, as compared to the same period of 2000. For the six months ended June 30, 2001, other operating income increased by $311,000, or 38.4%, as compared to the same period of last year. Contributing factors to the increase in other operating income as compared to the same periods in 2000 are summarized below:


                                     Amount of Increase
                              ________________________________
                              Quarter Ended   Six Months Ended
                              June 30, 2001     June 30, 2001
                              _____________   ________________
   Monthly Deposit
     Account Service Charges     $43,000          $95,000
   Insufficient Funds Charges    $15,000          $26,000
   ATM Usage Fees                $20,000          $18,000
   Mutual Fund Commissions       $47,000          $75,000
   Earnings on Bank-Owned
     Life Insurance              $46,000          $96,000
   Debit Card Earnings           $14,000          $23,000


The increase in monthly service charges and ATM usage fees is primarily a result of fee changes that were effective January 1, 2001. Also, the insufficient funds charge was increased effective June 1, 2000. The increase in earnings on mutual fund commissions is primarily a result of a change in the commission and cost-sharing structure the bank has with T.H.E. Financial Group, Ltd. Other operating income as a percentage of total revenue (net interest income and other operating income) was 18.2% for the three months ended June 30, 2001, as compared to 13.9% for the same period of last year. For the six months ended June 30, 2001, this percentage was 17.6%, as compared to 13.4% for the same period of the prior year. This increase is a result of revenue enhancement initiatives that were essentially implemented in January 2001. The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the quarter ended June 30, 2001, increased by $220,000, or 9.6%, over the same period in 2000. For the six months ended June 30, 2001, noninterest expenses increased by $658,000, or 13.1%. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by only $10,000, or 1.0% for the quarter ended June 30, 2001, and they increased by $82,000, or 4.0%, for the six months ended June 30, 2001, as compared to the same periods of last year. These increases were essentially due to annual merit and cost-of-living increases and planned staff additions. New staff positions included staff for a new community banking office located in Columbia, Pennsylvania, which was opened in April 2000, staff for our expanded Wealth Management Group, a chief technology/operations officer, an investment representative for T.H.E. Financial Group who is now a bank employee and various other support staff positions. Offsetting the increased salary costs of these staff additions is the cost savings resulting from the business process improvement project, which reduced staff through an early retirement program and attrition. Full-time equivalent employees have been reduced from 131 in December 2000 to 126 in June 2001.

Occupancy, furniture and equipment expenses increased by $41,000, or 14.0%, for the quarter ended June 30, 2001, as compared to the same period of 2000. For the six months ended June 30, 2001, these expenses increased by $92,000, or 16.5%. These increases were a result of an increase in lease expense, equipment and furniture depreciation and foreclosed real estate expenses. The increase in lease expense is a result of additional costs relative to the opening of a new community office and the opening of a new office for our Wealth Management Group. The increase in equipment and furniture depreciation is related to systems and equipment implemented with technology initiatives in the fourth quarter of 2000.

Professional fees for the quarter ended June 30, 2001, amounted to $134,000, as compared to $93,000 for the same period of last year. For the six months ended June 30, 2001, professional fees amounted to $307,000, as compared to $168,000 for the same period of the prior year. The increase in professional fees relates primarily to consulting fees paid to Metavante Corporation for a business improvement and revenue enhancement engagement. With their assistance, we evaluated our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. The expenses under this consulting arrangement concluded in the second quarter of 2001.


Other operating expenses increased by $143,000, or 23.9%, for the quarter ended June 30, 2001, as compared to the same period of 2000. For the six months ended June 30, 2001, other operating expenses increased by $337,000, or 30.3%, over the same period of 2000. Contributing factors to the increase in other operating expenses as compared to the same period in 2000 are summarized below:


                                   Amount of Increase
                           __________________________________
                           Quarter Ended     Six Months Ended
                           June 30, 2001       June 30, 2000
                           _____________      _______________
     Software Amortization     $28,000             $60,000
     Staff Training Costs      $10,000             $16,000
     Computer and Data
       Processing Services    $135,000            $226,000


Increased software amortization relates to systems implemented with technology initiatives in the fourth quarter of 2000. The increased cost of computer and data processing services relates to services from our electronic data services provider in connection with new core-processing and trust systems, a sales platform program and a wide-area network which were implemented in November 2000.

Income Taxes

Union National's income tax expense decreased by $44,000 for the quarter ended June 30, 2001, as compared to the same period of last year. For the six months ended June 30, 2001, income tax expense decreased by $193,000 as compared to the same period of last year. The effective tax rate was 9.0% for the quarter ended June 30, 2001, and 14.0% for the quarter ended June 30, 2000.
The effective tax rate for the six months ended June 30, 2001, was 4.4%, as compared to 15.7% for the same period of 2000. The decrease in income tax expense was due to lower pretax income and an increase in tax-exempt income on loans, securities and the investment in bank-owned life insurance. Currently, the effective tax rate of Union National for the remaining months of 2001 is expected to be greater than the current effective tax rate.

Current Initiatives
___________________

In June 2001, Union National announced the formation of the Union National Insurance Agency. The Union National Insurance Agency will operate as a wholly-owned subsidiary of Union National Community Bank and will offer insurance products at the bank's retail offices through an agreement with the Wiley Insurance Agency of Mount Joy, Pennsylvania. Union National views the sale of insurance products as a natural expansion of its existing financial services business. Union National Insurance Agency will offer customers auto, home, business, life, health, long-term disability and long-term care/nursing home insurance. The sale of insurance products will begin in the third quarter of 2001 and is not expected to materially affect the consolidated results of operations for the year ending December 31, 2001.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the current economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,837,000 to comply with their respective repayment terms. This amount represents a slight decrease from the amount of $3,061,000 at December 31, 2000. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the Allowance for Loan Losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans will be classified as nonperforming in the remaining months of 2001.

At June 30, 2001, total nonperforming loans amounted to $2,591,000, or 1.4% of total net loans, as compared to a level of $1,789,000, or 1.0%, at December 31, 2000. The increase in nonperforming loans is mainly a result of increased nonaccrual loans. Nonaccrual loans increased as a result of several small-balance commercial loans that were transferred to nonaccrual status during the first six months of 2001. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of
 .7%.

Schedule of Nonperforming Assets:


                                  June 30,       December 31,
(In Thousands)                     2001              2000
                                ___________      ___________
Nonaccruing Loans               $     2,159      $     1,625
Accrual Loans   90 days
   or more past due                     432              164
Restructured Accrual Loans                0                0
                                ___________       ___________
   Total Nonperforming Loans          2,591            1,789
Foreclosed Real Estate                   40              159

                                ___________       ___________
   Total Nonperforming Assets   $     2,631       $     1,948
                                ===========       ===========

Nonperforming Loans
   as a % of Net Loans                  1.4%              1.0%
                                ===========       ===========

Allowance for Loan Losses
   as a % of Nonperforming Loans         76%              100%
                                ===========       ===========

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management and the Board of Directors on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination as of June 30, 2000.

In response to the higher levels of nonperforming loans, the allowance for loan losses was increased by $182,000 for the six months ended June 30, 2001, and the ratio of the allowance for loan losses to net loans was 1.07% at June 30, 2001, as compared to 0.96% at December 31, 2000. Management believes, based on information currently available, that the current allowance for loan losses of $1,969,000 is adequate to meet potential loan losses. During 2001, an ongoing loan review is being performed on selected portions of the loan portfolio by an independent consultant.

Analysis of Allowance for Loan Losses:



                        Three Months Ended    Six Months Ended
                              June 30,            June 30,
(In Thousands)           2001        2000      2001       2000
                       ________    ________  ________   ________
Average Total Loans Outstanding
 (Less Unearned Income)$185,188    $180,919  $185,484   $179,034
                       ========    ========  ========   ========
Allowance for Loan Losses,
 Beginning of Period   $  1,887    $  1,798  $  1,787   $  1,783
Loans Charged-Off
 During Period              103          46       146         86
Recoveries of Loans Previously
 Charged-Off                 25          10        55         14
                       ________    ________  ________   ________
Net Loans Charged-Off        78          36        91         72
Addition to Provision for Loan Losses
 Charged to Operations      160          77       273        128
                       ________    ________  ________   ________
Allowance for Loan Losses,
 End of Period         $  1,969    $  1,839  $  1,969   $  1,839
                       ========    ========  ========   ========

Ratio of Net Loans Charged-Off to Average
 Loans Outstanding
 (Annualized)               .17%        .08%      .10%       .08%
                       ========    ========  ========   ========

Ratio of Allowance for Loan Losses to
 Net Loans at End of
 Period                    1.07%       1.00%     1.07%      1.00%
                       ========    ========  ========   ========

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

Membership in the Federal Home Loan Bank provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The bank has a maximum funding capacity of up to $137,528,000 available at the Federal Home Loan Bank. In order to provide funding for the bank's loans and investments, the bank had outstanding borrowings from the Federal Home Loan Bank of $51,927,000 at June 30, 2001, and $41,305,000 at December 31, 2000.


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

The simulation model is utilized by the bank to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. Certain assumptions are made in the simulation model and these are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As mentioned previously, the bank's model also includes the purchase of an interest rate cap in October 2000. The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period will have an unfavorable impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. This unfavorable impact on net interest income is currently estimated at $80,000, net of taxes. A hypothetical two-percent general rise in rates will also have an unfavorable impact on net interest income over the next twelve months. This unfavorable impact is currently estimated at $70,000, net of income taxes. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position in 2001 by the following:
* marketing its variable-rate home equity line of credit and its variable-rate unsecured consumer line of credit;
* increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
* additions to or by repositioning of its investment security portfolio into floating-rate, short- or long-term securities;
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
* additions to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances.
The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________

Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. Further, under the guidelines established by federal regulatory authorities, Union National is considered well-capitalized. The bank's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 7.93% as of June 30, 2001, as compared to 8.00% as of December 31, 2000.

Items that could have a material impact on the capital resources of Union National for the remainder of 2001 include amounts to be expended for the expansion and remodeling of an existing community banking office. This expansion and remodeling will require expenditures in the remaining months of 2001 that are currently estimated at $500,000. There are no other material commitments for capital expenditures as of June 30, 2001. There are no known trends or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for 2001. In addition, see discussion on Regulatory Activity.

The bank's capital ratios exceed regulatory requirements, which require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 2001, as compared to the bank's current risk-based capital ratio of 12.48%. The total risk-based capital ratio is computed by dividing stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of June 30, 2001, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:








(In Thousands)                        June 30,       December 31,
                                        2001             2000
                                     ___________      ___________
Tier I - Total Stockholders' Equity    $ 23,243        $ 22,611
Tier II - Allowance for Loan Losses       1,969           1,787
                                     ___________      ___________
   Total Qualifying Capital            $ 25,212        $ 24,398
                                     ===========      ===========

Risk-adjusted On-balance-sheet Assets  $191,094        $184,273
Risk-adjusted Off-balance-sheet Exposure 10,930          16,526
                                     ___________      ___________
   Total Risk-adjusted Assets          $202,024        $200,799
                                     ===========      ===========

Actual Capital Ratio:
 Tier I Capital to Average Total Assets    7.93%           8.00%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions             5.00            5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual            11.51%          11.26%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             6.00            6.00

 Total Capital Ratio - Actual             12.48%          12.15%
 Minimum Required                          8.00            8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            10.00           10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $  9,050        $  8,334
                                     ===========      ===========

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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)  An annual meeting of shareholders was held at 10:00 a.m.
        on May 16, 2001, at The Gathering Place, 6 Pine Street,
        Mount Joy, Pennsylvania, 17552.

   (b) - (c) The following matters were voted upon:

Four Class B Directors were elected, as follows:


                                         Votes        Votes to
                                         cast        "Withhold
Reelected           Term Expires         "For"       Authority"
_________           ____________       _________     __________
Daniel C. Gohn          2004           2,082,676       14,039
Carl R. Hallgren        2004           2,073,883       22,832
David G. Heisey         2004           2,040,223       56,492
Daniel H. Raffensperger 2004           2,093,627        3,088

Directors whose term continued after the meeting:

         Class C Directors
Donald H. Wolgemuth     2002
William E. Eby          2002
Benjamin W. Piersol, Jr.2002

         Class A Directors
Franklin R. Eichler     2003
Mark D. Gainer          2003
Darwin A. Nissley       2003

   (d) Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits

         Exhibit No. 10 - Change of Control Agreement, dated as of May 29, 2001, between Clement M. Hoober and Union
         National Financial Corporation.

   (b)   Reports on Form 8-K

         Union National filed a report on form 8-K via EDGAR dated April 18, 2001. The report was filed pursuant to
         Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported first quarter earnings and announced the second quarter cash dividend for 2001.

         Union National filed a report on form 8-K via EDGAR dated June 13, 2001. The report was filed pursuant to
         Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and announced the formation of the Union National Insurance Agency and also announced an agreement with the Wiley Insurance Agency to offer insurance products through the retail offices of the bank.

<PAGE

                             Signatures
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Union National Financial Corporation
                             (Registrant)

                             By /s/ Mark D. Gainer
                             _____________________________
                                Mark D. Gainer
                                President & CEO
                                (Principal Executive Officer)

                             Date: August 14, 2001


                             By /s/ Clement M. Hoober
                             _____________________________
                                Clement M. Hoober
                                Chief Financial Officer
                                (Principal Financial and
                                 Accounting Officer)

                             Date: August 14, 2001

EXHIBIT 10



                  CHANGE OF CONTROL AGREEMENT

                  CHANGE OF CONTROL AGREEMENT
                  ___________________________

      THIS AGREEMENT is made as of this   29th   day of May,
                                        ________
2001, among Union National Financial Corporation ("Corporation"), a Pennsylvania business corporation having a place of business at 101 East Main Street, Mount Joy, Pennsylvania 17552, Union National Community Bank ("Bank"), a national banking association having a place of business at 101 East Main Street, Mount Joy, Pennsylvania 17552, and Clement M. Hoober ("Executive"), an adult individual residing at 1850 Stonemill Drive, Elizabethtown, Pennsylvania 17022 (collectively the "Parties" and, individually, sometimes a "Party").

                     W I T N E S S E T H:

     WHEREAS, the Corporation is a registered bank holding company;

     WHEREAS, the Bank is a subsidiary of the Corporation;

     WHEREAS, any reference to Corporation in this Agreement shall mean Corporation or Bank;

     WHEREAS, the Executive has been employed by the Corporation as Senior Vice President and Chief Financial Officer of Bank and
Chief Financial Officer of Corporation; and

     WHEREAS, this Agreement will become operative only upon a Change of Control (as defined herein); and

     WHEREAS, the purpose of this Agreement is to define certain severance benefits that will be paid by the Corporation in the event of a Change of Control (as defined herein), but is not intended to affect, nor does it affect, the terms of the Executive's employment at will, in the absence of a Change of Control (as defined herein) of the Corporation.

     NOW THEREFORE, in consideration of the Executive's service to the Corporation and of the mutual covenants, undertakings and agreements set forth herein and intending to be legally bound hereby, the Parties agree as follows:

     1.   TERM.  The term of the Agreement shall be effective as
          _____
of the day and year written above, and shall continue until either Executive or Corporation gives the other written notice of termination of employment, with or without cause. Provided, however, that during the period of time between the execution of an agreement to effect a Change of Control (as defined herein) and the actual Date of Change of Control (as defined herein), termination of the Executive's employment shall only be for Cause (as defined herein).

     2.  DEFINITION OF CAUSE.   The term "Cause" shall be
         ____________________
defined, for purposes of this Agreement, as the occurrence of one or more of the following: (1) the willful failure by the Executive to substantially perform his duties hereunder, other than a failure resulting from Executive's incapacity because of physical or mental illness, after notice from the Corporation, and a failure to cure such violation within twenty (20) days of said notice; (2) the willful engaging by the Executive in misconduct injurious to the Corporation; (3) dishonesty or gross negligence of the Executive in the performance of his duties; (4) Executive's breach of fiduciary duty involving personal profit;
(5) Executive's violation of any law, rule or regulation governing banks or bank officers or any final cease and desist order issued by a bank regulatory authority; (6) conduct on the part of Executive which brings public discredit to the Bank; (7) Executive's conviction of or plea of guilty or nolo contendre to a felony, crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of twenty (20) consecutive days or more; (8) Executive's unlawful discrimination, including harassment, against Corporation's employees, customers, business associates, contractors or visitors; (9) Executive's theft or abuse of Corporation's property or the property of Corporation's customers, employees, contractors, vendors or business associates; (10) the direction or recommendation of a state or federal bank regulatory authority to remove Executive from his positions with Corporation as identified herein; or (11) Executive's willful failure to follow the good faith lawful instructions of the Board of Directors of Corporation with regard to its operations, after written notice from Corporation and a failure to cure such violation within twenty (20) days of said notice.

     3.   DEFINITION OF CHANGE OF CONTROL.  For purposes of this
          ________________________________
Agreement, the term "Change of Control" shall mean a change of control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the "Act"); provided that, without limiting the foregoing, a Change of Control shall be deemed to have occurred if:

          (a) a merger or consolidation of the Corporation or purchase of substantially all of the Corporation's assets by another "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d), and 14(d) of the Act) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction;

          (b) any "person" as defined above, other than the Corporation, the Executive or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5, or any successor rule or regulation, promulgated under the

Act), directly or indirectly, of securities of the Corporation which represent twenty-five percent (25%) or more of the combined voting power of the securities of the Corporation, then outstanding;

          (c) during any period of two (2) consecutive years during the term of this Agreement and any extension thereof, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least two-thirds thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

          (d) any other change of control of the Corporation similar in effect to any of the foregoing.

     4.   DEFINITION OF DATE OF CHANGE OF CONTROL.  For purposes
          ________________________________________
of this Agreement, the "Date of Change of Control" shall mean:

          (a) the first date on which a single person and/or entity, or group of affiliated persons and/or entities, acquire the beneficial ownership of twenty-five (25%) percent or more of the Corporation's voting securities; or

          (b) the date of the closing of an Agreement, transferring all or substantially all of the Corporation's assets; or

          (c) the date on which a merger, consolidation or business combination is consummated, as applicable; or

          (d) the date on which individuals who formerly constituted a majority of the Board of Directors of the Corporation under paragraph 3(c) above, cease to be a majority.

     5.   PAYMENTS UPON TERMINATION.
          __________________________

          (a) If, during the period of time between the execution of an agreement to effect a Change of Control(as defined herein) and the actual Date of the Change of Control (as defined herein), Executive's employment is terminated for Cause (as defined herein), all rights of the Executive under this Agreement shall cease as of the effective date of such termination, except that Executive (i) shall be entitled to receive accrued salary through the date of such termination and (ii) shall be entitled to receive the payments and benefits to which he is then entitled under the employee benefit plans of the Corporation as of the date of such termination;

          (b) If a Change of Control (as defined herein) occurs and one of the following events occurs, then the Executive shall be entitled to receive a payment of twenty-four (24) months of his then current Annual Direct Salary (as defined herein) minus applicable withholdings and taxes and paid on a biweekly basis on regular bank pay days, beginning on the earliest of the following events:

                (i) if, between the execution of an agreement to effect a Change of Control (as defined herein) and the actual Date of a Change of Control (as defined herein), the Executive's employment with the Bank is terminated, other than for Cause (as defined herein);

                (ii) if the Executive is not offered employment by the acquiring person or entity as of the Date of Change of Control (as defined herein) in a position having equivalent responsibilities, authority, compensation and benefits as he received immediately prior to the Change of Control (as defined herein);

                (iii) if, between the Date of the Change of Control (as defined herein) and six (6) months after the Date of Change of Control (as defined herein), the Executive is terminated from employment for any reason other than for Cause (as defined herein), by the acquiring person or entity; or

                (iv) if, between three (3) and (6) months after the Date of Change of Control (as defined herein), the Executive terminates his employment with the acquiring person or entity.

          (c) If a Change of Control (as defined herein) occurs and one of the events set forth in Paragraph 5(b) occurs, Executive shall receive, in addition to the salary set forth in 5(b), continued health care, life insurance, and disability insurance coverage with the Corporation providing, on behalf of Executive, the same contribution level toward Executive's health care, life insurance and disability insurance coverage, as Corporation provides for other employees. These contributions shall continue for a period of twenty-four (24) months, if permitted under the terms and conditions of Corporation's contracts with the insurance providers. If continued coverage is not permitted, Corporation shall pay to Executive the sum which it would have paid the health care and/or life insurance and/or disability insurance providers for Executive's continued coverage.

          (d) If at the end of six (6) months after the Date of the Change of Control (as defined herein), none of the events described above in Subsections (b)(i), (b)(ii), (b)(iii) or
(b)(iv) of this Section have occurred, then the Executive shall no longer be entitled to receive the Payments Upon Termination set forth in subsection (b) of this Section, and the Agreement shall thereafter be null and void.

     6.   ANNUAL DIRECT SALARY.  For purposes of this Agreement,
          _____________________
Annual Direct Salary shall be defined as the fixed, gross, base annual salary paid to the Executive at such time as the Corporation customarily pays its other senior officers and shall not include any benefits, bonuses, incentives or other compensation.

     7.   RESTRICTIVE COVENANT.
          _____________________

          (a) Executive hereby acknowledges and recognizes the highly competitive nature of the business of Corporation and Bank, and, accordingly, agrees that, during and for the first twelve (12) months of the applicable payment period set forth in
Section 5 hereof, Executive shall not:

                (i) be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which Corporation or any of its subsidiaries are engaged during Executive's employment with Corporation, and remain so engaged at the end of said employment, in any area in which, at any time during employment or at the date of termination of the Executive's employment, is within twenty (20) miles of any branch location, office or other facility of Corporation or any of its subsidiaries, unless Executive exclusively performs all such activity outside of said twenty (20) mile area (the "Non_Competition Area"); or

                (ii) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (1) the banking or financial services industry (including bank holding company), or (2) any other activity in which Corporation or any of its subsidiaries are engaged during Executive's employment with Corporation, in the Non_Competition Area; or

                (iii)   directly or indirectly contact, solicit
or induce any person, corporation or other entity who or which is a customer or referral source of Corporation or any Corporation subsidiary in the Non-Competition Area during the term of Executive's employment or at the date of termination of Executive's employment; or

                (iv) directly or indirectly solicit, induce or encourage any employee of Corporation or any Corporation subsidiary, who is employed during the term of Executive's employment or at the date of termination of Executive's employment, to leave the employ of Corporation or to seek, obtain or accept employment with any person or entity other than Corporation.

          (b) It is expressly understood and agreed that, although Executive and Corporation consider the restrictions contained in Section 7(a) reasonable for the purpose of preserving for Corporation and its subsidiaries, their good will and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Section 7(a) is an unreasonable or otherwise unenforceable restriction against Executive, the provisions of Section 7(a) shall not be rendered void, but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

          (c) The existence of any immaterial claim or cause of action of the Executive against Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Corporation of this covenant. The Executive agrees that any breach of the restrictions set forth in this Section will result in irreparable injury to Corporation for which it will have no adequate remedy at law and the Corporation shall be entitled to injunctive relief in order to enforce the provisions hereof and/or seek specific performance and damages.

          (d) Notwithstanding anything in this paragraph, Executive is not prohibited from owning, operating or being employed by a public accounting firm and performing any and all duties associated with auditing institutions in the banking and/or financial services industry. Executive, however, shall not be permitted to service institutions in the banking and/or financial services industry in any capacity other than an auditing capacity for any of the time periods of non-competition or non-solicitation identified in Section 7(a).

     8.   NO EMPLOYMENT CONTRACT.  This Agreement is not an
          _______________________
employment contract. Nothing contained herein shall guarantee or assure Executive of continued employment by Corporation. Rather, Corporation's obligations to Executive hereunder shall arise only if Executive continues to be employed by Corporation and Bank in his present or in a higher capacity and, then, only in the event the conditions described herein for payment to Executive have been met.

     9.   NOTICE.  For the purposes of this Agreement, notices
          _______
and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to the Executive:        Clement M. Hoober
                                 1850 Stonemill Drive
                                 Elizabethtown, PA  17022

     If to the Corporation:      Mr. Mark D. Gainer
                                 President and CEO
                                 Union National Community Bank
                                 P.O. Box 567
                                 Mt. Joy, PA 17552-0567

or to such other address as Executive or Corporation may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     10.   SUCCESSORS; BINDING AGREEMENT.  This Agreement shall
           ______________________________
 inure to the benefit of and be binding upon the Corporation, Bank and Executive, their respective personal representatives, heirs, assigns or successors, provided, however, that the Executive may not commute, anticipate, encumber, dispose or assign any payment herein except as specifically set forth in paragraph 13 herein.

     11.   SEVERABILITY.  If any provision of this Agreement is
           _____________
declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

     12.   WAIVER; AMENDMENT.  No provision of this Agreement
           __________________
may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and an executive officer specifically designated by the Boards of Directors of Corporation and Bank. No waiver by either party, at any time, of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement may be amended or canceled only by mutual agreement of the parties in writing.

     13.   PAYMENT OF MONEY DUE DECEASED EXECUTIVE.  In the
           ________________________________________
event of Executive's death, any monies that may be due him from the Corporation under this Agreement as of the date of death or thereafter, shall be paid to the person designated by him in writing for this purpose, or, in the absence of any such designation, to his estate.

     14.   LIMITATION OF DAMAGES FOR BREACH OF AGREEMENT.  In
           ______________________________________________
the event of a breach of this Agreement, by either the Corporation or the Executive, each hereby waives to the fullest extent permitted by law, the right to assert any claim against the others for punitive or exemplary damages. In no event shall any party be entitled to the recovery of attorney's fees or costs.

     15.   ARBITRATION.  Corporation and Executive recognize
           ____________
that in the event a dispute should arise between them concerning the interpretation or implementation of this Agreement, lengthy and expensive litigation will not afford a practical resolution of the issues within a reasonable period of time. Consequently, each party agrees that all disputes, disagreements and questions of interpretation concerning this Agreement are to be submitted for resolution, in Philadelphia, Pennsylvania, to the American Arbitration Association (the "Association") in accordance with the Association's National Rules for the Resolution of Employment Disputes or other applicable rules then in effect ("Rules"). Corporation or Executive may initiate an arbitration proceeding at any time by giving notice to the other in accordance with the Rules. Corporation and Executive may, as a matter of right, mutually agree on the appointment of a particular arbitrator from the Association's pool. The arbitrator shall not be bound by the rules of evidence and procedure of the courts of the Commonwealth of Pennsylvania, but shall be bound by the substantive law applicable to this Agreement. The decision of the arbitrator, absent fraud, duress, incompetence or gross and obvious error of fact, shall be final and binding upon the parties and shall be enforceable in courts of proper jurisdiction. Following written notice of a request for arbitration, Corporation and Executive shall be entitled to an injunction restraining all further proceedings in any pending or subsequently filed litigation concerning this Agreement, except as otherwise provided herein.

     16.   LAW GOVERNING.  This Agreement shall be governed by
           ______________
and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to its conflicts of law principles.

     17.   VALIDITY.  The invalidity or unenforceability of any
           _________
provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     18.   HEADINGS.  The section headings of this Agreement are
           _________
for convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

     19.   ENTIRE AGREEMENT.  This Agreement supersedes any and
           _________________
all prior agreements,either oral or in writing, between the parties with respect to payments upon termination after a Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Agreement to be duly executed in their respective names and, in the case of the Corporation and Bank, by its authorized representatives the day and year above mentioned.

ATTEST:                     UNION NATIONAL FINANCIAL CORP.

/s/ Marcene L. Camara       By   /s/ Mark D. Gainer
_____________________       _______________________________
                            Mark D. Gainer, President and CEO


ATTEST:                     UNION NATIONAL COMMUNITY BANK

/s/ Marcene L. Camara       By   /s/ Mark D. Gainer
_____________________       _______________________________
                            Mark D. Gainer, President and CEO


WITNESS:                    EXECUTIVE:

/s/ Amy R. Miller           /s/ Clement M. Hoober
_____________________       __________________________________
                            Clement M. Hoober