Form 10-Q
period 2001-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2001-11-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2001
                                   _____________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,585,826     shares of $.25 (par) common stock were
_________________
outstanding as of October 31, 2001.
                  _________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements     4 - 5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations           6 - 15


  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                  15 - 16

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                 17

  Item 2  - Change in Securities and Use of Proceeds          17

  Item 3  - Defaults Upon Senior Securities                   17

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                  17

  Item 5  - Other Information                                 17

  Item 6  - Exhibits and Reports on Form 8-K                  17

Signature Page                                                18

   Exhibit 10 - Change of Control Agreement              19 - 28

                  PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

             (In Thousands)                 9/30/01      12/31/00
                                          _______________________

ASSETS

Cash and Due from Banks                      $5,446      $7,715
Federal Funds Sold                            1,500           0
Investment Securities Held-to-Maturity
 (Fair Value - 2001-$13,317;
 2000-$13,960)                               13,338      14,139
Investment Securities Available-for-Sale     81,335      63,429

Loans(Net of Unearned Income)               182,519     185,981
  Less: Allowance for Loan Losses            (2,008)     (1,787)
                                          _______________________
    Total Net Loans                         180,511     184,194

Premises and Equipment - Net                  6,501       5,975
Other Assets                                  6,882       7,228
                                          _______________________
    TOTAL ASSETS                           $295,513    $282,680
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $23,288     $24,941
 Interest-Bearing                           192,593     187,604
                                          _______________________
    Total Deposits                          215,881     212,545

Short-Term Borrowings                         2,911      13,495
Long-Term Debt                               48,927      30,735
Other Liabilities                             2,159       2,343
                                          _______________________
     TOTAL LIABILITIES                      269,878     259,118

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25)                   686         687
Shares: Authorized - 20,000,000; Issued -
  2,744,160 in 2001 (2,748,068 in 2000)
  Outstanding - 2,585,828 in 2001 (2,575,218
  in 2000)
Surplus                                       8,889       9,078
Retained Earnings                            18,289      17,487
Accumulated Other Comprehensive Income/(Loss)   935        (201)
Less: Treasury Stock - at cost
 (158,332 shares in 2001 and 172,850 shares
  in 2000)                                   (3,164)     (3,489)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              25,635      23,562
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $295,513    $282,680

                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,
                                     ____________________________
(In Thousands, except Per Share Data)       2001       2000
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                 $3,829      $3,977
Investment Securities:
  Taxable Interest                          1,018         952
  Tax-Exempt Interest                         278         304
  Dividends                                    54          59
 Other                                         41           3
                                     ____________________________
  Total Interest Income                     5,220       5,295

INTEREST EXPENSE
Deposits                                    1,780       2,042
Short-Term Borrowings                          48         329
Long-Term Debt                                680         386
                                     ____________________________
   Total Interest Expense                   2,508       2,757
                                     ____________________________
   Net Interest Income                      2,712       2,538
PROVISION for LOAN LOSSES                      84         112
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,628       2,426
OTHER OPERATING INCOME
Income from Fiduciary Activities               33           9
Service Charges on Deposit Accounts           241         197
Other Service Charges, Commissions, Fees      214         176
Investment Securities Gains/(Losses)           25         (18)
Other Income                                   70          59
                                     ____________________________
    Total Other Operating Income              583         423

OTHER OPERATING EXPENSES
Salaries and Wages                          1,160       1,093
Retirement Plan and Other Employee Benefits   253         245
Net Occupancy Expense                         174         163
Furniture and Equipment Expense               142         121
Professional Fees                             115         199
Data Processing Services                      135          16
Other Operating Expenses                      530         569
                                     ____________________________
    Total Other Operating Expenses          2,509       2,406
                                     ____________________________
    Income before Income Taxes                702         443
PROVISION for INCOME TAXES (BENEFIT)           88         (11)
                                     ____________________________
    NET INCOME for PERIOD                    $614        $454
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic                $0.24       $0.18
 Net Income for Period - Assuming Dilution  $0.24       $0.18
 Cash Dividends                            $0.105      $0.145

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                        $614        $454
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                              403         488
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for-Sale
   During Period                                0           0
 Reclassification adjustment for (Gains)/Losses
   included in Net Income                     (17)         12
                                    ____________________________
Total Other Comprehensive Income/(Loss)       386         500
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD            $1,000        $954
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  Nine Months Ended September 30,
                                  _______________________________
(In Thousands, except Per Share Data)       2001       2000
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                $11,719     $11,540
Investment Securities:
  Taxable Interest                          2,915       2,660
  Tax-Exempt Interest                         852         927
  Dividends                                   163         167
 Other                                        160          15
                                     ____________________________
  Total Interest Income                    15,809      15,309

INTEREST EXPENSE
Deposits                                    5,666       5,873
Short-Term Borrowings                         316         509
Long-Term Debt                              1,879       1,164
                                     ____________________________
   Total Interest Expense                   7,861       7,546
                                     ____________________________
   Net Interest Income                      7,948       7,763
PROVISION for LOAN LOSSES                     357         240
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           7,591       7,523
OTHER OPERATING INCOME
Income from Fiduciary Activities              124          90
Service Charges on Deposit Accounts           730         539
Other Service Charges, Commissions, Fees      610         504
Investment Securities Gains/(Losses)           24         (13)
Other Income                                  216         114
                                     ____________________________
    Total Other Operating Income            1,704       1,234

OTHER OPERATING EXPENSES
Salaries and Wages                          3,279       3,131
Retirement Plan and Other Employee Benefits   765         749
Net Occupancy Expense                         510         494
Furniture and Equipment Expense               421         343
Professional Fees                             422         367

Data Processing Services                      408          63
Other Operating Expenses                    1,741       1,640
                                     ____________________________
    Total Other Operating Expenses          7,546       6,787
                                     ____________________________
    Income before Income Taxes              1,749       1,970
PROVISION for INCOME TAXES                    134         228
                                     ____________________________
    NET INCOME for PERIOD                  $1,615      $1,742
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic                $0.63       $0.68
 Net Income for Period - Assuming Dilution  $0.62       $0.67
 Cash Dividends                            $0.315      $0.431

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                      $1,615      $1,742
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                            1,152         564
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for-Sale
   During Period                                0          34
 Reclassification Adjustment for (Gains)/Losses
   included in Net Income                     (16)          9
                                    ____________________________
Total Other Comprehensive Income/(Loss)     1,136         607
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD            $2,751      $2,349
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Nine Months Ended September 30,
                                 ________________________________
    (In Thousands)                          2001         2000
                                 ________________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                  $1,615     $1,742
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                559        365
  Provision for Loan Losses                    357        240
  Investment Securities (Gains)/Losses         (24)        13
  Provision for Deferred Income Taxes         (132)        15
  Interest in Cash-Surrender Value of
  Bank-Owned Life Insurance                   (152)       (54)
(Increase)/Decrease in Accrued
   Interest Receivable                         (90)      (183)
(Increase)/Decrease in Other Assets             13       (885)
 Increase/(Decrease) in Other Liabilities     (184)       730
                                     ____________________________
   Net Cash Provided by Operating Activities 1,962      1,983

CASH FLOWS from INVESTING ACTIVITIES
Net (Increase)/Decrease in
  Federal Funds Sold                        (1,500)    (1,080)
Proceeds from Sales of
 Available-for-Sale Securities               17,263     9,708
Proceeds from Maturities of
 Available-for-Sale Securities               28,397     4,895
Proceeds from Maturities of
 Held-to-Maturity Securities                  1,011     1,648
Purchases of Available-for-Sale Securities  (61,820)  (14,933)
Purchases of Held-to-Maturity Securities       (210)   (1,718)
Net Change in Loans                           3,326   (11,670)
Purchases of Property and Equipment            (963)   (1,057)
Purchase of Bank-Owned Life Insurance             0    (3,000)
                                     ____________________________
   Net Cash (Used in)Investing Activities   (14,496)  (17,207)
CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                        15,620      (559)
Net Increase/(Decrease) in Certificates
 of Deposits                                (12,285)    6,459
Net Increase/(Decrease) in Short-Term
 Borrowings                                 (10,584)   16,286
Proceeds from Issuance of Long-Term Debt     19,000    10,000
Payment on Long-Term Debt                      (809)  (16,300)
Acquisition of Treasury Stock                   (49)     (803)
Issuance of Treasury Stock                        7         0
Issuance of Common Stock                        178       255
Cash Dividends Paid                            (813)   (1,114)
                                     ____________________________
   Net Cash Provided by Financing Activities 10,265     14,224
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (2,269)    (1,000)
CASH and CASH EQUIVALENTS -
  Beginning of Period                         7,715       7,004
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period    $5,446      $6,004
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                     $7,967      $7,050
Income Taxes                                     55         280

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Retirement of Treasury Stock (18,000
 shares in 2001 and 24,000 shares in 2000)     $363        $493

The accompanying notes are an integral part of the consolidated financial statements.

            UNION NATIONAL FINANCIAL CORPORATION
                  MOUNT JOY, PENNSYLVANIA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2000 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:

                               Basic        Assuming Dilution
                               _____        _________________
Three months ended:
    September 30, 2001       2,586,539      2,595,087
    September 30, 2000       2,572,291      2,581,552
Nine months ended:
    September 30, 2001       2,582,573      2,594,731
    September 30, 2000       2,577,381      2,587,342

4. In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement
No. 142, "Goodwill and Other Intangible Assets".

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

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized, but should be tested for impairment at least annually. The statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement will become effective for Union National in January of 2002.

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective on January 1, 2003.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This statement also amends ARB No.
51, "Consolidated Financial Statements" and will be effective for Union National on January 1, 2001.

The provisions of the above statements are not expected to have a significant impact on the financial condition or results of operations of Union National.

5. Certain reclassifications have been made to the 2000
consolidated financial statements to conform to the 2001 presentation.

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

Results of Operations
_____________________

Overview

Consolidated net income for the quarter ended September 30, 2001, was $614,000, an increase of 35.2%, as compared to consolidated net income of $454,000 for the same period of 2000. Consolidated net income for the nine months ended September 30, 2001, was $1,615,000, a decrease of 7.3%, as compared to $1,742,000 for the same period of 2000. For the quarter ended September 30, 2001, basic and diluted earnings per share amounted to 24 cents, as compared to 18 cents for the same period of last year. For the nine months ended September 30, 2001, basic earnings per share amounted to 63 cents and diluted earnings per share amounted to 62 cents, as compared to basic earnings per share of 68 cents and diluted earnings per share of 67 cents for the same period of last year.

Results of operations for the quarter and the nine months ended September 30, 2001, as compared to the same periods of 2000 were impacted by the following items:
* Net income increased due to an increase in net interest income of $174,000 or 6.9% for the quarter ended September 30, 2001, and $185,000 or 2.4% for the nine months ended September 30, 2001.
* Net income increased slightly due to a decrease of $28,000 in the provision for loan losses for the quarter ended September 30, 2001, and net income decreased due to an increase of $117,000 in the provision for loan losses for the nine months ended September 30, 2001.

* Net income increased due to an increase in other operating income of $160,000, or 37.8%, for the quarter ended September 30, 2001, and $470,000 or 38.1% for the nine months ended September 30, 2001.
* Net income decreased due to an increase in other operating expenses of $103,000 or 4.3% for the quarter ended September 30, 2001, and $759,000 or 11.2% for the nine months ended September 30, 2001.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA) and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows:

         Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
           2001         2000            2001           2000
          ______       ______          ______         ______
ROA        0.83%        0.64%           0.74%          0.84%
ROE        9.74%        7.77%           8.77%         10.12%

Management currently expects a moderation in the growth of loans and deposits for the remainder of 2001 as compared to historic growth rates of loans and deposits. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area and uncertain current economic conditions. However, management has taken specific actions to enhance the bank's competitive position for loans, deposits and other financial services in northwestern Lancaster County, Pennsylvania (the bank's market area). These actions include the following:
* increased emphasis on business development and continued sales training for staff;
*  the development of formalized sales incentive programs;
*  further development of both loan and deposit products;
* further development of the bank's cash management program for commercial customers; and
* the strategic promotion of the bank's retail offices in light of continued consolidation in the banking and financial services industry.
In addition, Union National is currently considering the purchase of a pool of residential mortgage loans in November 2001 that will total approximately $25,000,0000. The purchase of these loans will be funded by the sale of certain mortgage-backed and other securities and additional borrowings from the Federal Home Loan Bank of Pittsburgh. The funding for loan growth is further discussed under the section on Liquidity.

The economy in the bank's market area may be negatively impacted by recent national events and may be subject to overall national economic trends. The overall effects of economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the quarter ended September 30, 2001, increased by $146,000, or 5.3%, over the same period in 2000.
Net interest income for the nine months ended September 30, 2001, increased by $148,000 or 1.8% over the same period of 2000.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $52,000 in comparing the quarter ended September 30, 2001, to the same period of 2000. For the nine months ended September 30, 2001, compared to the same period of 2000, the net effect of volume growth increased net interest income by $31,000. For both periods, growth in average earning assets was funded primarily by additional borrowings.

The overall interest rate on the average total earning assets for the quarter ended September 30, 2001, was 7.78%, as compared to 8.15% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 4.07% for the quarter ending September 30, 2001, and 4.61% for the quarter ending September 30, 2000. The net effect of interest rate changes was to increase net interest income in the amount of $94,000 for the quarter ended September 30, 2001, over the same period in 2000. The net interest margin percentage for the quarter ended September 30, 2001, was 4.17%, as compared to 4.07% for the same period of 2000.

For the nine months ended September 30, 2001, the interest rate on total average assets was 7.94%, which represents a decrease from the 8.04% earned for the same period of 2000. The overall interest rate on interest-bearing liabilities decreased from 4.40% to 4.33% for the nine months ended September 30, 2001. The net effect of these interest rate changes was to increase net interest income by $117,000 for the nine months ended September 30, 2001, over the same period in 2000. The net interest margin percentage for the nine months ended September 30, 2001 was 4.13%, as compared to 4.22% for the same period of 2000. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2001.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of September 30, 2001, the bank received long-term advances of $48,927,000 from its available credit of $137,025,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had an effective rate of 5.32% at September 30, 2001, with maturities ranging from March 2002 to February 2011.

In January, the Federal Reserve Bank began loosening the monetary supply and the prime interest rate decreased from 9.50% to 6.00% by September 2001. This decline in interest rates has impacted adjustable-rate commercial loans and a broader decline in overall interest rates has impacted new lending and investing activity. There has also been a decline in the rates the bank must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2001, it is currently anticipated that the bank's net interest margin percentage will widen slightly in comparison to current levels. The net interest margin is currently expected to widen as higher fixed-rate certificates of deposit and borrowings from the FHLB mature and reprice to lower current levels. In addition, a portion of Union National's loan portfolio has now repriced to their interest rate floor and will not be impacted by future rate reductions. However, the bank's net interest margin may still be impacted by future actions of the Federal Reserve Bank. In addition, income from growth in earning assets during 2000 and the first nine months of 2001, net of costs resulting from growth in deposits and borrowings, should increase the net interest margin for the remainder of 2001. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of September 30, 2001, may result in a net interest margin for the remainder of 2001 that reflects a moderate increase over the net interest margin earned during the same period of 2000. The yield curve during the remainder of 2001, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

The bank's current model includes an interest rate cap purchased in October 2000. The interest rate cap was purchased to mitigate interest rate risk in a rising-rate environment. The bank purchased, for $70,000, a three-year interest rate cap with a notional amount of $10,000,000 and a strike price of 7%. If the three-month LIBOR rate exceeds the 7% strike price, the cap is "in the money" and pays the bank the difference in interest cost between the current three-month LIBOR rate and 7% on the notional amount of $10,000,000. The cap, which had a market value of $9,000 at September 30, 2001, was accounted for on a marked-to-market basis in accordance with SFAS No. 133. Since the cap did not meet the criteria for a hedge under SFAS No. 133, a loss of $23,000 since year-end was reflected as additional interest expense for the nine months ended September 30, 2001.

Provision for Loan Losses

The provision for loan losses was $84,000 for the quarter ended September 30, 2001, and $112,000 for the quarter ended September 30, 2000. The provision for the nine months ended September 30, 2001, was $357,000, as compared to $240,000 for the same period of 2000. Net charge-offs for the quarter ended September 30, 2001, were $45,000 as compared to $157,000 for the same period of last year. Net charge-offs for the nine months ended September 30, 2001, were $136,000, as compared to $229,000 for the same period of last year. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in establishing the level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $160,000, or 37.8%, for the quarter ended September 30, 2001, as compared to the same period of 2000. For the nine months ended September 30, 2001, other operating income increased by $470,000, or 38.1%, as compared to the same period of last year. Contributing factors to the increase in other operating income as compared to the same periods in 2000 are summarized below:

                                        Amount of Increase
                                _________________________________
                                Quarter Ended   Nine Months Ended
                                Sept 30, 2001     Sept 30, 2001
                                _____________   _________________
  Wealth Management Group Income   $24,000           $34,000
  Monthly Deposit Account
    Service Charges                $40,000          $135,000
  ATM Usage Fees                   $19,000           $37,000
  Mutual Fund Commissions          $36,000          $111,000
  Debit Card Earnings              $19,000           $42,000
  Investment Gains/(Losses)        $43,000           $37,000
  Earnings on Bank-Owned
    Life Insurance                 $ 2,000           $98,000

The increase in Wealth Management Group income is predominantly a result of an increase in estate fees. The increase in monthly service charges and ATM usage fees is primarily a result of fee changes that were effective January 1, 2001. The increase in earnings on mutual fund commissions is a result of a change in the commission and cost-sharing structure the bank has with T.H.E. Financial Group, Ltd. Other operating income as a percentage of total revenue (net interest income and other operating income) was 17.7% for the three months ended September 30, 2001, as compared to 14.3% for the same period of last year. For the nine months ended September 30, 2001, this percentage was 17.7%, as compared to 13.7% for the same period of the prior year. This increase is a result of revenue enhancement initiatives, some of which are discussed above, that were essentially implemented in January 2001. The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the quarter ended September 30, 2001, increased by $103,000, or 4.3%, over the same period in 2000. For the nine months ended September 30, 2001, noninterest expenses increased by $759,000, or 11.2%. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $67,000, or 6.1% for the quarter ended September 30, 2001, and they increased by $148,000, or 4.7%, for the nine months ended September 30, 2001, as compared to the same periods of last year. These increases were essentially due to annual merit and cost-of-living increases, planned staff additions and an accrual for incentives to be paid to staff at year-end based on operating performance. New staff positions included staff for a new community banking office located in Columbia, Pennsylvania, which was opened in April 2000, staff for our expanded Wealth Management Group, a chief technology/operations officer, an investment representative for T.H.E. Financial Group who is now a bank employee and various other support staff positions. Offsetting the increased salary costs of these staff additions is the cost savings resulting from the business process improvement project, which reduced staff through an early retirement program and attrition. Full-time equivalent employees have been reduced from 131 in December 2000 to 122 in September 2001

Occupancy, furniture and equipment expenses increased by $32,000 for the quarter ended September 30, 2001, and $94,000 for the nine months ended September 30, 2001, as compared to the same periods of the previous year. These increases were a result of an increase in lease expense and equipment and furniture depreciation. The increase in lease expense is a result of additional costs relative to the new Columbia office and the Wealth Management Group offices. The increase in equipment and furniture depreciation is related to systems and equipment implemented with technology initiatives in the fourth quarter of 2000.

Professional fees for the quarter ended September 30, 2001, amounted to $115,000, as compared to $199,000 for the same period of last year. For the nine months ended September 30, 2001, professional fees amounted to $422,000, as compared to $367,000 for the same period of the prior year. The year-to-date increase in professional fees relates primarily to consulting fees paid to Metavante Corporation for a business improvement and revenue enhancement engagement. With their assistance, we evaluated our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. The expenses under this consulting arrangement concluded in the second quarter of 2001. The decrease in consulting fees during the third quarter of 2001 is due to non-recurring consulting fees paid to Metavante during the same period of 2000.

Data processing services for the quarter ended September 30, 2001, amounted to $135,000, as compared to $16,000 for the same quarter of the prior year. These fees amounted to $408,000 for the nine months ended September 30, 2001, as compared to $63,000 for the same period of last year. The increased cost of computer and data processing services relates to services from our electronic data services provider in connection with new core-processing and trust systems, a sales platform program and a wide-area network which were implemented in November 2000.

Other operating expenses decreased by $39,000, or 6.9%, for the quarter ended September 30, 2001, as compared to the same period of 2000. The three-month period was impacted primarily by a decline in travel costs of $34,000 and a decline in supplies costs of $24,000. These decreases were partially offset by an increase in software amortization expense of $41,000. The decline in travel costs is a result of significant costs that were incurred in 2000 related to training for the implementation of the technology initiatives in the fourth quarter of 2000. The increase in software amortization is a result of systems implemented with the technology initiatives. For the nine months ended September 30, 2001, other operating expenses increased by $101,000, or 6.2%, over the same period of 2000. Contributing factors to the increase in other operating expenses as compared to the same period in 2000 are summarized below:

                              Amount of Increase/(Decrease)
                              _____________________________
                                   Nine Months Ended
                                     Sept 30, 2001
                                     _____________
   Software Amortization                $101,000
   Advertising and Marketing Expenses    $19,000
   Foreclosed Real Estate Expenses       $28,000
   Employee Training and Development     $18,000
   Supplies                             $(11,000)
   Appraisal and Recording Fees         $(14,000)
   Travel                                $(8,000)
   Check Losses                         $(19,000)

Increased software amortization relates to systems implemented with technology initiatives in the fourth quarter of 2000. The decrease in appraisal and recording fees relates to the lower mortgage volumes in 2001. Check losses decreased significantly due to a large recovery in 2001 for a check loss in 2000.

Income Taxes

Union National's income tax expense increased by $99,000 for the quarter ended September 30, 2001, as compared to the same period of last year. For the nine months ended September 30, 2001, income tax expense decreased by $94,000 as compared to the same period of last year. The effective tax rate was 12.5% for the quarter ended September 30, 2001, and 2.5% for the quarter ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2001, was 7.7%, as compared to 11.6% for the same period of 2000. The decrease in income tax expense was due to lower pretax income and an increase in tax-exempt income on loans, securities and the investment in bank-owned life insurance. Currently, the effective tax rate of Union National for the remaining months of 2001 is expected to be greater than the current effective tax rate.

Current Initiatives
___________________

In June 2001, Union National announced the formation of the Union National Insurance Agency. The Union National Insurance Agency will operate as a wholly-owned subsidiary of Union National Community Bank and will offer insurance products at the bank's retail offices through an agreement with the Wiley Insurance Agency of Mount Joy, Pennsylvania. Union National views the sale of insurance products as a natural expansion of its existing financial services business. Union National Insurance Agency will offer customers auto, home, business, life, health, long-term disability and long-term care/nursing home insurance. The sale of insurance products began in the third quarter of 2001 and is not expected to materially affect the consolidated results of operations for the year ending December 31, 2001.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the current economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,938,000 to comply with their respective repayment terms. This amount represents a slight decrease from the amount of $3,061,000 at December 31, 2000. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans will be classified as nonperforming in the remaining months of 2001.

At September 30, 2001, total nonperforming loans amounted to $2,683,000, or 1.5% of total net loans, as compared to a level of $1,789,000, or 1.0%, at December 31, 2000. The increase in nonperforming loans is a result of increased nonaccrual loans and accrual loans that are 90 days or more past due. The increase is a result of several small-balance commercial loans and numerous residential mortgage loans that became nonperforming during the first nine months of 2001. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of .7%.

Schedule of Nonperforming Assets:
                                September 30,     December 31,
(In Thousands)                      2001              2000
                                _____________     ____________
Nonaccruing Loans               $      2,179      $      1,625
Accrual Loans - 90 days or
   more past due                         504               164
Restructured Accrual Loans                 0                 0
                                _____________     ____________
     Total Nonperforming Loans         2,683             1,789
Foreclosed Real Estate                    79               159
                                _____________     ____________
     Total Nonperforming Assets $      2,762      $      1,948
                                =============     ============

Nonperforming Loans
   as a % of Net Loans                   1.5%              1.0%
                                ============      ============

Allowance for Loan Losses
   as a % of Nonperforming Loans          75%              100%
                                ============      ============

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management and the Board of Directors on a quarterly basis. In addition, ongoing loan reviews are performed on selected portions of the loan portfolio by an independent consultant.

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

In response to the higher levels of nonperforming loans, the allowance for loan losses was increased by $221,000 for the nine months ended September 30, 2001, and the ratio of the allowance for loan losses to net loans was 1.10% at September 30, 2001, as compared to 0.96% at December 31, 2000. Management believes, based on information currently available, that the current allowance for loan losses of $2,008,000 is adequate to meet potential loan losses.

Analysis of Allowance for Loan Losses:
                          Three Months Ended  Nine Months Ended
                             September 30,       September 30,
(In Thousands)              2001      2000      2001     2000
                           ______    ______    ______   ______
Average Total Loans Outstanding
   (Less Unearned Income)  $183,579  $185,625  $184,842 $181,247
                           ========  ========  ======== ========
Allowance for Loan Losses,
   Beginning of Period     $  1,969  $  1,839  $  1,787 $  1,783
Loans Charged-Off During Period  53       165       199      251
Recoveries of Loans Previously
   Charged-Off                    8         8        63       22
                           ________  ________  ________ ________
     Net Loans Charged-Off       45       157       136      229
Addition to Provision for Loan Losses
   Charged to Operations         84       112       357      240
                           ________  ________  ________ ________
Allowance for Loan Losses,
   End of Period           $  2,008  $  1,794  $  2,008 $  1,794
                           ========  ========  ======== ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding
   (Annualized)                 .10%      .34%      .10%     .17%
                           ========  ========  ======== ========

Ratio of Allowance for Loan Losses to
   Net Loans at
   End of Period               1.10%     0.96%     1.10%    0.96%
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

Membership in the Federal Home Loan Bank provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. The bank has a maximum funding capacity of up to $137,025,000 available at the Federal Home Loan Bank. In order to provide funding for the bank's loans and investments, the bank had outstanding borrowings from the Federal Home Loan Bank of $48,927,000 at September 30, 2001, and $41,305,000 at December 31, 2000.

Stockholders' Equity
____________________

Union National maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities and is considered to be well-capitalized under regulatory guidelines. There are no known trends or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for 2001.

In addition, see discussion on Regulatory Activity.
The bank's capital ratios exceed regulatory requirements, which require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 2001, as compared to the bank's current risk-based capital ratio of 12.41%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of September 30, 2001, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

      (In Thousands)                  September 30,  December 31,
                                          2001           2000
                                        ________       ________
Tier I - Total Stockholders' Equity     $ 23,662       $ 22,611
Tier II - Allowance for Loan Losses        2,008          1,787
                                        ________       ________
   Total Qualifying Capital             $ 25,670       $ 24,398
                                        ========       ========

Risk-adjusted On-balance-sheet Assets   $194,701       $184,273
Risk-adjusted Off-balance-sheet Exposure  12,210         16,526
                                        ________       ________
   Total Risk-adjusted Assets           $206,911       $200,799
                                        ========       ========

Leverage Ratio:
 Tier I Capital to Average Total Assets     8.06%          8.00%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions              5.00           5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual             11.44%         11.26%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions              6.00           6.00

 Total Capital Ratio - Actual              12.41%         12.15%
 Minimum Required                           8.00           8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             10.00          10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $  9,117       $  8,334
                                        ========       ========

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. As mentioned previously, the bank's model also includes the purchase of an interest rate cap in October 2000. The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period will have an unfavorable impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. This unfavorable impact on net interest income is currently estimated at $121,000, net of taxes. A hypothetical two-percent general rise in rates will have an immaterial impact on net interest income over the next twelve months. At December 31, 2000, the simulation model indicated that a two-percent decline in rates would have an unfavorable impact estimated at $138,000, net of taxes and a two-percent increase in rates would have an unfavorable impact estimated at $71,000, net of taxes. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

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

Item 4.  Submission of Matters to a Vote of Security Holders
Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              Exhibit No. 10 - Change of Control Agreement, dated as of August 2, 2001, between Michael A. Frey and Union National
Financial Corporation.

         (b) Reports on Form 8-K

             Union National filed a report on form 8-K via EDGAR dated July 13, 2001. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported second quarter earnings and announced the third quarter cash dividend for 2001.

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

                             Date: November 14, 2001


                             By /s/ Clement M. Hoober
                             _____________________________
                                Clement M. Hoober
                                Chief Financial Officer
                                (Principal Financial and
                                 Accounting Officer)

                             Date: November 14, 2001

EXHIBIT 10



                  CHANGE OF CONTROL AGREEMENT

                  CHANGE OF CONTROL AGREEMENT
                  ___________________________

      THIS AGREEMENT is made as of this   2nd day of August,
                                        ______
2001, among Union National Financial Corporation ("Corporation"), a Pennsylvania business corporation having a place of business at 101 East Main Street, Mount Joy, Pennsylvania 17552, Union National Community Bank ("Bank"), a national banking association having a place of business at 101 East Main Street, Mount Joy, Pennsylvania 17552, and Michael A. Frey ("Executive"), an individual residing at 163 Canterbury Turn, Lancaster, Pennsylvania 17601 (collectively the "Parties" and, individually, sometimes a "Party").

                     W I T N E S S E T H:

     WHEREAS, the Corporation is a registered bank holding company;

     WHEREAS, the Bank is a subsidiary of the Corporation;

     WHEREAS, any reference to Corporation in this Agreement shall mean Corporation or Bank;

     WHEREAS, the Executive has been employed by the Corporation as Executive Vice President and Chief Operating Officer of Bank and Vice President of Corporation; and

     WHEREAS, this Agreement will become operative only upon a Change of Control (as defined herein); and

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

     7.   RESTRICTIVE COVENANT.
          _____________________

          (a) Executive hereby acknowledges and recognizes the highly competitive nature of the business of Corporation and Bank, and, accordingly, agrees that, during and for the first twelve (12) months of the applicable payment period set forth in
Section 5 hereof, Executive shall not:

                (i) be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which Corporation or any of its subsidiaries are engaged during Executive's employment with Corporation, and remain so engaged at the end of said employment, in any area in which, at any time during employment or at the date of termination of the Executive's employment, is within twenty (20) miles of any branch location, office or other facility of Corporation or any of its subsidiaries, unless Executive exclusively performs all such activity outside of said twenty (20) mile area (the "Non-Competition Area"); or

                (ii) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (1) the banking or financial services industry (including bank holding company), or (2) any other activity in which Corporation or any of its subsidiaries are engaged during Executive's employment with Corporation, in the Non-Competition Area; or

                (iii)   directly or indirectly contact, solicit
or induce any person, corporation or other entity who or which is a customer or referral source of Corporation or any Corporation subsidiary in the Non-Competition Area during the term of Executive's employment or at the date of termination of Executive's employment; or

                (iv) directly or indirectly solicit, induce or encourage any employee of Corporation or any Corporation subsidiary, who is employed during the term of Executive's employment or at the date of termination of Executive's employment, to leave the employ of Corporation or to seek, obtain or accept employment with any person or entity other than Corporation.

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

     If to the Executive:        Michael A. Frey
                                 163 Canterbury Turn
                                 Lancaster, PA 17601

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

     19.   ENTIRE AGREEMENT.  This Agreement supersedes any and
           _________________
all prior agreements, either oral or in writing, between the parties with respect to payments upon termination after a Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.


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

ATTEST:                     UNION NATIONAL FINANCIAL CORP.

/s/ Marcene L. Camara       By   /s/ Mark D. Gainer
_____________________       _______________________________
                            Mark D. Gainer, President and CEO


ATTEST:                     UNION NATIONAL COMMUNITY BANK

/s/ Marcene L. Camara       By   /s/ Mark D. Gainer
_____________________       _______________________________
                            Mark D. Gainer, President and CEO


WITNESS:                    EXECUTIVE:

/s/ Dwight N. Kreiser       /s/ Michael A. Frey
_____________________       __________________________________
                            Michael A. Frey