Form 10-K
period 2001-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2002-04-01
CIK 874482

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-K

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ___________

     Commission file number 0-19214
                            _______

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

                  Common Stock, $0.25 Par Value
                  _____________________________
                         (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No ___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $37,088,072.53 as of March 20, 2002. As of March 20, 2002, the
Registrant had 2,576,374.13015 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2001
Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial
Corporation's Proxy Statement for its 2002 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

              UNION NATIONAL FINANCIAL CORPORATION
                            FORM 10-K
                              INDEX

                                                         PAGE NO.
PART I

  Item 1 - Business                                            1

  Item 2 - Properties                                          8

  Item 3 - Legal Proceedings                                   10

  Item 4 - Submission of Matters to a Vote of Security Holders 10

PART II

  Item 5 - Market for Registrant's Common Equity and
           Related Shareholder Matters                         11

  Item 6 - Selected Financial Data                             11

  Item 7 - Management's Discussion and Analysis of
           Financial Condition and Results of Operation        12

  Item 7A- Quantitative and Qualitative Disclosure About Market
           Risk                                                12

  Item 8 - Financial Statements and Supplementary Data         12

  Item 9 - Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure              12

PART III

  Item 10 - Directors and Executive Officers of the Registrant 13

  Item 11 - Executive Compensation                             13

  Item 12 - Security Ownership of Certain Beneficial Owners and
            Management                                         13

  Item 13 - Certain Relationships and Related Transactions     13

PART IV

  Item 14 - Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K                                        14

  Signatures                                                   17

  Exhibit Index                                                19

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

ITEM 1.  BUSINESS.
__________________

     Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has one wholly-owned subsidiary, Union National Community Bank. The bank's wholly owned subsidiary, the Union National Insurance Agency, Inc. was formed on May 21, 2001.

     Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association and a member of the Federal Reserve System. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex and six branch locations within Lancaster County, Pennsylvania. It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department, the Wealth Management Group located in Lancaster City. Through a third party provider affiliation, Union National Community Bank offers certain non depository products to its customers to include annuities and brokerage services.

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

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation Union National Financial
Corporation" and "Supervision and Regulation Union National Community Bank" below and pages 31 and 32 of the 2001 Annual Report to Stockholders. The annual report is included in Exhibit 13 to this report and is incorporated herein by reference.

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

     Legislation and Regulatory Changes.  From time to time,
     ___________________________________
Congress or the Pennsylvania legislature enacts legislation which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.
Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on Union National Financial Corporation and its subsidiary. The following paragraphs discuss legislative or regulatory changes of potential significance to Union National Financial Corporation which Congress has recently enacted and others which Congress or various regulatory or professional agencies currently are discussing.

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 14 and 32 of Union National Financial Corporation's 2001 Annual Report to Stockholders for information concerning Union National Financial Corporation's capital ratios which are included in
Exhibit 13 and incorporated here by reference.

     Pending Legislation.  Management cannot anticipate what
     ____________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also page 32 of Union National Financial Corporation's 2001 Annual Report to Stockholders, which pages are included in Exhibit 13 and incorporated here by reference.

     Effects of Inflation.  Inflation has some impact on Union
     _____________________
National Financial Corporation's and Union National Community Bank's operating costs. Unlike many industrial companies, however, substantially all of Union National Community Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National Financial Corporation's and Union National Community Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

     Monetary Policy.  Domestic economic conditions and the
     ________________
monetary and fiscal policies of the United States Government and its agencies affect the earnings of Union National Financial Corporation and Union National Community Bank. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. The Federal Reserve uses these instruments in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

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

     Environmental Laws.  Neither Union National Financial
     ___________________
Corporation nor Union National Community Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Union National Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Union National Community

Bank. Union National Financial Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Union National Community Bank.

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

Supervision and Regulation - Union National Community Bank
__________________________________________________________

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

     As a subsidiary of a bank holding company, Union National Community Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the parent bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship. The Union National Insurance Agency, Inc. provides insurance-related products to the bank's customers. The agency is subject to supervision and regulation by the Insurance Department of the Commonwealth of Pennsylvania, the Office of the Comptroller of Currency and other regulatory agencies.

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

     Statistical Data.  The information required by this Item is
     _________________
incorporated by reference from pages 19 through 32 of Union
National Financial Corporation's 2001 Annual Report to
Stockholders.

     Employees.  As of March 20, 2002, Union National Community
     __________
Bank had 120 full-time employees and 10 part-time employees.
None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel.

ITEM 2.  PROPERTIES.
____________________

     Union National Community Bank owns its main office, six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for two branch offices located in Columbia and Manheim, Pennsylvania. The bank also leases its Wealth Management Group property in Lancaster.

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
                         4,619 sq. ft. of space.

Elizabethtown Branch     Branch Bank                January, 1988
Office                   Brick veneer, shingled roof
1275 South Market Street with wood trusses.
Elizabethtown PA 17022   Containing approximately
                         6,808 sq. ft. of space.


Elizabethtown MotorBank Office
                         Drive-up Bank            September, 2001
                         Brick on Frame
                         Containing approximately
                         574 sq. ft. of space.

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

Wealth Management Group  Brick/Steel Frame         August 1, 2000
150 N. Queen Street      Building Fifth floor of
5 th Floor, Suite 500    7 story building containing
Lancaster, PA 17604      5,080 sq. ft. of space currently
                         used for trust and asset
                         management purposes.


     In management's opinion, the above properties are in good condition and are adequate for Union National Community Bank's purposes.

ITEM 3.  LEGAL PROCEEDINGS.
________________

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_____________________________________________________________

     None.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
__________________________________________________________
         STOCKHOLDER MATTERS.
         ____________________

     Market and dividend information required by this Item is incorporated here by reference from the inside front cover of Union National Financial Corporation's 2001 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a very limited basis in the local over-the-counter market and on the OTC Bulletin Board under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2001 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

     Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank have paid regular cash dividends on their common stock for more than thirty-six years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

     Additional information required by this Item regarding dividend restrictions is incorporated here by reference from pages 31 and 32 of Union National Financial Corporation's 2001 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 20, 2002, there were approximately 934 holders of record of Union National Financial Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
_________________________________

     The information required by this Item is incorporated here by reference from pages 19 and 20 of Union National Financial Corporation's 2001 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
__________________________________________________________
         CONDITION AND RESULTS OF OPERATION.
         ___________________________________

     The information required by this Item is incorporated by reference from pages 21 through 32 of Union National Financial Corporation's 2001 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
______________________________________________________________
          RISK.
          _____

     The information required by this Item is incorporated here by reference from pages 30 and 31 of Union National Financial Corporation's 2001 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_____________________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 19 of Union National Financial Corporation's 2001 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
_________________________________________________________
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ____________________________________

     The information required by this Item is incorporated herein by reference from page 29 of the Union National Financial
Corporation's Proxy Statement for its 2002 Annual Meeting of
Shareholders.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
_________________________________________________________

     The information required by this Item is incorporated here by reference from pages 3 through 13, 17, 18 and 28 of Union
National Financial Corporation's proxy statement for its 2002
Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.
_________________________________

     The information required by this Item is incorporated here by reference from pages 19 through 27 of Union National Financial
Corporation's proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
_____________________________________________________________
          MANAGEMENT.
          ___________

     The information required by this Item is incorporated here by reference from pages 3 through 5 and pages 17,18 and 28 of Union National Financial Corporation's proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_________________________________________________________

     The information required by this Item is incorporated here by reference from page 28 of Union National Financial
Corporation's Proxy Statement for its 2002 Annual Meeting of
Shareholders.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
_________________________________________________________________
          FORM 8-K.
          _________

     (a)  1.     Financial Statements.

                 The following financial statements are included
                by reference in Part II, Item 8 hereof.

                 Independent Auditor's Report
                 Consolidated Balance Sheets
                 Consolidated Statements of Income
                 Consolidated Statements of Cash Flows
                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Notes to Consolidated Financial Statements

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

                        National Financial Corporation's Annual
                        Report on Form 10-K for the Year Ended
                        December 31, 1998).

                 10.2 Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Union National Financial Corporation's
                        Registration Statement No. 333-27837 on
                        Form S-8, filed with the Commission on
                        May 27, 1997.)

                 10.3 Union National Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 to Union National Financial Corporation's
                        Registration Statement No. 333-27837 on
                        Form S-8, filed with the Commission on
                        May 27, 1997.)

                 10.4 Change of Control Agreement, dated August 2, 2001, between Michael A. Frey and Union National Financial Corporation. (Incorporated by Reference to Union National Financial Corporation's
                        Quarterly Report on Form 10-Q for the
                        Period Ended September 30, 2001).

                 10.5 Union National Financial Corporation's Employee Stock Purchase Plan
                        (Incorporated by Reference to Exhibit 4.4 to Union National Financial Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on
                      May 27, 1997).

                 10.6 Change of Control Agreement, dated May 29, 2001, between Clement M. Hoober and Union National Financial Corporation. (Incorporated by Reference to Union National Financial Corporation's
                        Quarterly Report on Form 10-Q for the
                        Period Ended June 30, 2001).

                 11 Statement re: Computation of Earnings Per Share. (Incorporated by Reference to page 15 of Union National Financial Corporation's 2001 Annual Report to Stockholders, which is included herein at
                        Exhibit 13.)

                 12     Statement re: Computation of Ratios.
                        (Incorporated by Reference to page 20 of Union National Financial Corporation's 2001 Annual Report to Stockholders, which is included herein at Exhibit 13.)

                 13     Excerpts from Union National Financial
                        Corporation's 2001 Annual Report to
                        Stockholders.

                 21     Subsidiaries of the Union National
                        Financial Corporation (Incorporated by
                        Reference to Exhibit 21 to Union National
                        Financial Corporation's Annual Report on
                        Form 10-K for the Year Ended December 31,
                        1998).

                 23.1   Consent of Beard Miller Company LLP,
                        Independent Auditors.
                 23.2   Consent of Trout, Ebersole, & Groff, LLP,
                        Certified Public Accountants

     (b) Union National filed a report on form 8-K via EDGAR dated October 15, 2001. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported third quarter earnings and announced the fourth quarter cash dividend for 2001.

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

                            UNION NATIONAL FINANCIAL
                            ________________________
                            CORPORATION
                            ___________
                                    (Registrant)


                            By /s/ Mark D. Gainer
                            _____________________________
                            Mark D. Gainer
                            President and Chief Executive Officer

                            Date:  March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

                                                        DATE
                                                        ____

By   /s/ Mark D. Gainer                            March 28, 2002
     __________________________
     Mark D. Gainer
     President, Chief Executive Officer
     and Director (principal executive officer)

By   /s/ Donald H. Wolgemuth                       March 28, 2002

     __________________________
     Donald H. Wolgemuth
     Chairman of the Board of Directors
     and Director

By   /s/ William E. Eby                            March 28, 2002
     __________________________
     William E. Eby, Director

By   /s/ Clement M. Hoober                         March 28, 2002
     __________________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)

By   /s/ Frank R. Eichler                          March 28, 2002
     __________________________
     Franklin R. Eichler, Director

By   /s/ Carl R. Hallgren                          March 28, 2002
     __________________________
     Carl R. Hallgren, Director

By   /s/ David G. Heisey                           March 28, 2002
     __________________________
     David G. Heisey, Director

By   /s/ Darwin A. Nissley                         March 28, 2002
     __________________________
     Darwin A. Nissley, Director

By   /s/ Daniel H. Raffensperger                   March 28, 2002
     __________________________
     Daniel H. Raffensperger, Director

By   /s/ Benjamin W. Piersol, Jr.                  March 28, 2002
     __________________________
     Benjamin W. Piersol, Jr., Director

By   /s/ Lloyd C. Pickell                          March 28, 2002
     __________________________
     Lloyd C. Pickell, Director

                          EXHIBIT INDEX

                                                 Sequential Page
                                               Number in Manually
Exhibit Number                                   Signed Original
______________                                   _______________
     3(i) Union National Financial Corporation's Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Union National Financial Corporation's
           Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

     3(ii) Union National Financial Corporation's Amended and
           Restated By-laws. (Incorporated by reference to Exhibit 3(ii) to Union National Financial
     Corporation's current report on Form 8-K, filed with the Commission on March 30, 2001.)

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

     10.4 Change in Control Agreement, dated as of August 2, 2001, between Michael A. Frey and Union National Financial Corporation. (Incorporated by Reference to
           Exhibit 10 to Union National Financial Corporation's Quarterly Report on Form 10-Q for the Period Ended September 30, 2001).

     10.5  Union National Financial Corporation's Employee Stock
           Purchase Plan.  (Incorporated by Reference to Exhibit
           4.4 to Union National Financial Corporation's
           Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

     10.6 Change in Control Agreement, dated as of May 29, 2001, between Clement M. Hoober and Union National Financial Corporation. (Incorporated by Reference to Exhibit 10 to Union National Financial Corporation's Quarterly Report on Form 10-Q for the Period Ended June 30,
           2001).

     11    Statement re: Computation of Earnings Per Share.
           (Incorporated by Reference to page 20 of Union
           National Financial Corporation's 2001 Annual Report to
           Stockholders, which is included herein at Exhibit 13.)

     12 Statement re: Computation of Ratios. (Incorporated by Reference to page 20 of Union National Financial
            Corporation's 2001 Annual
            Report, which is included herein at Exhibit 13.)

     13     Excerpts from Union National Financial Corporation's
            2001 Annual Report to Shareholders.

     21 Subsidiaries of Union National Financial Corporation. (Incorporated by Reference to Exhibit 21 to Union National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998.)

     23.1   Consent of Beard Miller Company, LLP, Independent
            Auditors.

     23.2   Consent of Trout, Ebersole & Groff, LLP, Certified
            Public Accountants.

                              EX-13
                              Excerpts From Union National
                       Financial Corporation's 2001 Annual
                       Report

                          EXHIBIT 13
                          __________

          Excerpts From Union National Financial Corporation's
                 2001 Annual Report to Shareholders

          Excerpts From Union National Financial Corporation's
                 2001 Annual Report to Shareholders

               STOCK, BROKER AND DIVIDEND INFORMATION

Union National Financial Corporation has only one class of common stock authorized, issued and outstanding. The outstanding common stock is traded in the local over-the-counter market, primarily in Lancaster County, Pennsylvania, under the symbol UNNF. Prices presented in the table below reflect actual transactions known to management. Prices and dividends per share are adjusted for stock splits and stock dividends. Cash dividends are payable on the 5th day of February, May, August and November. Stockholders of record may elect to have cash dividends deposited directly to their checking or savings account. Union National offers its stockholders a Dividend Reinvestment and Stock Purchase Plan, whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of the corporation and may purchase additional shares within specified limits.

                                                      Dividends
Quarter                 High             Low          Per Share
_________________________________________________________________
First, 2001            $14.75           $11.75          $0.105
Second                  12.60            11.75           0.105
Third                   14.00            11.82           0.105
Fourth                  14.00            12.80           0.110

First, 2000            $16.90           $14.76          $0.143
Second                  18.00            13.75           0.143
Third                   14.25            12.25           0.145
Fourth                  13.00            11.75           0.145


                     Corporate Introduction

January 2, 1987 was the effective date of Union National Financial Corporation as a one-bank holding company of the Union National Mount Joy Bank. On February 6, 1998, the bank changed its name to Union National Community Bank. The bank has been serving northwestern Lancaster County since 1853. Union National Community Bank has seven full-service offices in Columbia, Elizabethtown, Hempfield, Manheim, Maytown and Mount Joy. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.

             Regarding Forward-Looking Information
We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements.

Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

REGISTRAR AND TRANSFER AGENT

Wealth Management Group
Union National Community Bank
150 North Queen Street
5 th Floor, Suite 500
Lancaster, PA 17604

FOR FURTHER INFORMATION
ON PURCHASING OUR STOCK,
WE REFER YOU TO:

  Morgan Stanley
  46 East King Street
  P. O. Box 358
  Lancaster, PA 17603
  (717) 293-4811

  Hazlett, Burt & Watson, Inc.
  100 East King Street
  P. O. Box 1267
  Lancaster, PA 17608
  (717) 397-5515

  F. J. Morrissey & Company, Inc.
  1700 Market Street
  Suite 1420
  Philadelphia, PA 19103
  (800) 842-8928

  Janney Montgomery Scott, Inc.
  61 North Duke Street
  Lancaster, PA 17602
  (717) 293-4100

Form 10-K Request

The Form 10-K Report filed with the Securities & Exchange
Commission may be obtained, without charge, by writing to:
  Mr. Clement M. Hoober, CPA
  Chief Financial Officer
  Union National Financial Corporation
  P.O. Box 567
  Mount Joy, PA 17552

The Annual Report and other Company reports are also filed electronically through the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR") which performs automated collection, validation, indexing, acceptance and forwarding of submissions to the Securities & Exchange Commission (SEC) and is accessible by the public using the internet at http://www.sec.gov/edgar.shtml.

Notice of Annual Meeting

The Annual Meeting of Stockholders will
be held on Wednesday, April 24, 2002, at: The Gathering Place, 6
Pine Street, Mount Joy, PA 17552.

                          FINANCIAL HIGHLIGHTS
(In thousands)
                            December 31,  December 31, % Increase
                                2001         2000      (Decrease)
_________________________________________________________________
For the Year
  Total Interest Income      $ 21,085        $20,583       2.4%
  Total Interest Expense       10,190         10,352      (1.6%)
  Net Interest Income          10,895         10,231       6.5%
  Net Income                    2,242          1,667      34.5%

Per Share
  Net Income (Basic)         $   0.87        $  0.65      33.8%
  Net Income (Assuming Dilution) 0.86           0.64      34.4%
  Cash Dividends Paid           0.425          0.576     (26.2%)
  Stockholders' Equity           9.86           9.15       7.8%

Average Balances
  Loans                      $186,877        $182,728      2.3%
  Investments and Other
     Earning Assets            90,321          82,263      9.8%
  Total Assets                294,401         278,416      5.7%
  Total Deposits              214,297         214,464     (0.1%)
  Stockholders' Equity         24,730          23,110      7.0%

Return on Average
   Assets                        0.76%           0.60%
   Stockholders' Equity          9.07%           7.21%

                        TO OUR STOCKHOLDERS:

Traditionally, my message acknowledges the achievements of the past year and sets the tone for the future. But before I review our successes, I must acknowledge an issue of far greater importance - the events of September 11. This tragedy continues to affect us all, both as individuals and as united Americans. From our perspective at Union National Community Bank, September 11 and the months that followed have brought us all closer together as a community - and helped us to reaffirm the importance of our role as a community bank and our commitment to serving our neighbors.

In 1999, we made a commitment to become the best financial services provider in our market. We called our efforts "Quantum Leap - Journey to Excellence." The focus during 2000 was to enhance our technology and processes in order to position Union National Community Bank for the future. By the end of 2000, we achieved our technology initiatives and recognized it was time to move into the next phase of our journey. In 2001, our strategic priority was for a renewed emphasis on non-technology areas - a renewed emphasis on people. We concentrated on product development and customer service.

During the past year, we . . .

.. . .Introduced a new mortgage program offering competitive rates and greater flexibility, with terms of up to 30 years with as little as 5% down.

.. . .Completed the renovations at our Elizabethtown office. The project consisted of a new freestanding drive-in facility with five lanes and a completely renovated office to enhance retail sales.

.. . .Created a new UnionNationalAdvisors group to capitalize on fee income opportunities. This group offers financial solutions through such products as annuities, mutual funds, brokerage services, investment management and trust services.

.. . .Increased our emphasis on Business Banking to focus on the segments that we identified as having the most opportunities.

.. . .Introduced Union National Insurance Agency as a wholly owned subsidiary of the bank to offer insurance products.

.. . .Developed several new products designed to help retain valued customers, expand relationships with customers and acquire new valued relationships. Included in our new product offerings for 2001, were a relationship package account called UnionNationalRewards and a new Premier Money Market Account. The UnionNationalRewards program is designed to increase relationships with our customers. The program has three levels with an increasing value of products and services corresponding to the total deposit and loan relationship. The Premier Money Market Account pays a premium interest rate while allowing customers to maintain liquidity.

.. . .Developed our Internet Banking solution for both retail and business customers.

We also focused on developing our team members by . . .

.. . .Investing in continuing education through the use of the BVS program for in-house training. This internet based training system allows team members to take job-related courses via the computer.

.. . .Encouraging all team members to read the book Who Moved My
Cheese? written by Spencer Johnson, M.D. This book is a valuable resource because of the numerous changes taking place in both our bank and the financial services industry as a whole and it aids in explaining change and helping people manage and deal with change. In February 2001, we held an all-team meeting where we showed the short film based upon the book and formed small groups to discuss the concepts of change, why it is necessary and how to find opportunities within these changes.

.. . .Holding an all-team meeting in December 2001, with the theme based upon the book, Fish!, authored by Stephen C. Lundin, Ph.D., Harry Paul and John Christensen. Fish! focuses on four areas:
Choose Your Attitude, Play, Make Their
Day and Be Present. Each area is significant in providing world-class customer service. And, delivering world-class customer service is our goal.

We have a formula that we discuss regularly. It is ES=CS=SV. Employee Satisfaction = Customer Satisfaction = Shareholder Value. We believe that if team members are excited about coming to work each day, they will serve our customers better, thereby creating value for the bank and enhancing shareholder value.

Finally, I would like to thank the Board of Directors, whose leadership and support has been invaluable as we work through these changes designed to enable Union National Community Bank to grow and prosper.

Sincerely yours,

/s/ Mark D. Gainer

Mark D. Gainer
President/CEO

                   CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

                                     December 31,    December 31,
                                        2001            2000
                                    ____________     ____________
ASSETS
Cash and Due from Banks             $    8,290       $    7,715
Short-Term Investments                   4,999                -
                                    ____________     ____________
 Total Cash and Cash Equivalents        13,289            7,715
Investment Securities Held-
 to-Maturity (Fair Value:
 2001-$12,995; 2000-$13,960)            13,335           14,139
Investment Securities Available-
 for-Sale                               65,033           63,429
Loans Held for Sale                        574                -
Loans(Net of Unearned Income)          203,581          185,981
 Less: Allowance for Loan Losses        (1,893)          (1,787)
                                    ___________      ____________
         Net Loans                     201,688          184,194

Premises and Equipment - Net             6,734            5,975
Other Assets                             7,020            7,228
                                    ____________     ____________
   TOTAL ASSETS                      $ 307,673        $ 282,680
                                    ============     ============
LIABILITIES
Deposits:
 Noninterest-Bearing                 $ 24,065         $ 24,941
 Interest-Bearing                     191,479          187,604
                                    ____________     ____________
  Total Deposits                      215,544          212,545
Short-Term Borrowings                   3,400           13,495
Long-Term Debt                         61,252           30,735
Other Liabilities                       1,932            2,343
                                    ____________     ____________
  TOTAL LIABILITIES                   282,128          259,118

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)   687              687
Shares: Authorized - 20,000,000; Issued -
  2,749,500 in 2001 (2,748,068 in 2000)
  Outstanding - 2,590,964 in 2001
  (2,575,218 in 2000)
Surplus                                 8,960            9,078
Retained Earnings                      18,631           17,487
Accumulated Other Comprehensive
  Income/(Loss)                           434             (201)
Less: Treasury Stock -
  158,536 shares in 2001
  (172,850 in 2000), at cost           (3,167)          (3,489)
                                    ____________     ____________
TOTAL STOCKHOLDERS' EQUITY             25,545           23,562
                                    ____________     ____________
  TOTAL LIABILITIES and
     STOCKHOLDERS' EQUITY            $307,673         $282,680
                                    ============     ============
See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                      Years Ended December 31,
                                    _____________________________
                                          2001            2000
                                    _______________   ___________
INTEREST INCOME
Interest and Fees on Loans          $     15,718    $     15,524
Investment Securities:
 Taxable Interest                          3,830           3,596
 Tax-Exempt Interest                       1,117           1,214
 Dividends                                   211             232
Other                                        209              17
                                    _______________   ___________
 Total Interest Income                    21,085          20,583

INTEREST EXPENSE
Deposits                                   7,246           7,956
Short-Term Borrowings                        340             753
Long-Term Debt                             2,604           1,643
                                    _______________   ___________
 Total Interest Expense                   10,190          10,352
                                    _______________   ___________
 Net Interest Income                      10,895          10,231

PROVISION for LOAN LOSSES                    576             397
                                    _______________   ___________
Net Interest Income after Provision
  for Loan Losses                         10,319           9,834

OTHER OPERATING INCOME
Income from Fiduciary Activities             157             111
Service Charges on Deposit Accounts          991             747
Other Service Charges, Commissions, Fees     850             675
Investment Securities Gains                   75              27
Other Income                                 283             172
                                    _______________   ___________
  Total Other Operating Income             2,356           1,732

OTHER OPERATING EXPENSES
Salaries and Wages                         4,471           4,575
Retirement Plan and Other
  Employee Benefits                        1,066           1,072
Net Occupancy Expense                        678             634
Furniture and Equipment Expense              596             541
Professional Fees                            554             604
Data Processing Services                     537             214
Other Operating Expenses                   2,300           2,309
                                    _______________    __________
  Total Other Operating Expenses          10,202           9,949
                                    _______________    __________
  Income before Income Taxes               2,473           1,617

PROVISION (BENEFIT) FOR INCOME TAXES         231             (50)
                                    _______________    __________
  NET INCOME for YEAR                $     2,242     $     1,667
                                    ===============    ==========
PER SHARE INFORMATION
Net Income for Year (Basic)          $       0.87    $      0.65
Net Income for Year (Assuming
   Dilution)                                 0.86           0.64
Cash Dividends                              0.425          0.576

See notes to consolidated financial statements.

                                      Years Ended December 31,
                                    _____________________________
                                          1999
                                    _______________
INTEREST INCOME
Interest and Fees on Loans          $     14,366
Investment Securities:
 Taxable Interest                          3,146
 Tax-Exempt Interest                       1,268
 Dividends                                   191
Other                                        109
                                    ______________
 Total Interest Income                    19,080

INTEREST EXPENSE
Deposits                                   7,070
Short-Term Borrowings                        113
Long-Term Debt                             1,628
                                    ______________
 Total Interest Expense                    8,811
                                    ______________
 Net Interest Income                      10,269

PROVISION for LOAN LOSSES                    214
                                    _______________
Net Interest Income after Provision
  for Loan Losses                         10,055

OTHER OPERATING INCOME
Income from Fiduciary Activities             142
Service Charges on Deposit Accounts          601
Other Service Charges, Commissions, Fees     632
Investment Securities Gains                    -
Other Income                                 102
                                    _______________
  Total Other Operating Income             1,477

OTHER OPERATING EXPENSES
Salaries and Wages                         3,588
Retirement Plan and Other
  Employee Benefits                          799
Net Occupancy Expense                        583
Furniture and Equipment Expense              393
Professional Fees                            353
Data Processing Services                      61
Other Operating Expenses                   1,948
                                    _______________
  Total Other Operating Expenses           7,725
                                    _______________
Income before Income Taxes                 3,807

PROVISION (BENEFIT) FOR INCOME TAXES         722
                                    _______________
  NET INCOME for YEAR               $      3,085
                                    ===============
PER SHARE INFORMATION
Net Income for Year (Basic)         $       1.17
Net Income for Year (Assuming
 Dilution)                                  1.17
Cash Dividends                             0.540

See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2001            2000
                                   ______________     ___________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                            $     2,242    $     1,667
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization              764            545
   Provision for Loan Losses                  576            397
   Investment Securities Gains                (75)           (27)
   Provision for Deferred Income Taxes       (107)          (394)
   Increase in Cash-Surrender Value
      of Bank-Owned Life Insurance           (206)          (105)
   Gains on Loans Sold                         (9)             -
   Proceeds from Sales of Loans               792              -
   Loans Originated for Sale               (1,357)             -
   (Increase)/Decrease in Accrued
     Interest Receivable                       10            (80)
   (Increase)/Decrease in Other Assets         21           (634)
   Increase/(Decrease) in Other
     Liabilities                             (411)         1,143
                                       ____________   ___________
Net Cash Provided by
    Operating Activities                    2,240          2,512

CASH FLOWS from INVESTING ACTIVITIES
Net Decrease in Federal Funds Sold              -              -
Proceeds from Sales of
 Available-for-Sale Securities             30,253         14,256
Proceeds from Maturities of
 Available-for-Sale Securities             19,784          8,839
Proceeds from Maturities of
 Held-to-Maturity Securities                1,014          1,652
Purchases of Available-for-Sale
 Securities                               (50,603)       (18,476)
Purchases of Held-to-Maturity
 Securities                                  (210)        (1,718)
(Net Loans Made to Customers)/Net
 Principal Collected on Loans               7,125        (11,519)
Purchases of Residential Mortgage Loans   (25,196)             -
Purchases of Property and Equipment        (1,360)        (1,289)
Purchase of Bank-Owned Life Insurance           -         (3,000)
                                      ____________   ____________
    Net Cash (Used in)Investing
       Activities                         (19,193)       (11,255)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                      20,317         (2,525)
Net Increase/(Decrease) in Certificates
 of Deposits                              (17,318)         5,889
Net Increase/(Decrease) in Short-Term
 Borrowings                               (10,095)         4,395
Proceeds from Issuance of Long-Term
 Debt                                      31,325         20,000
Payment on Long-Term Debt                    (808)       (16,300)
Acquisition of Treasury Stock                 (52)          (854)
Issuance of Treasury Stock                      7              -
Issuance of Common Stock                      249            335
Cash Dividends Paid                        (1,098)        (1,486)
                                     ____________     ___________
  Net Cash Provided by
   Financing Activities                    22,527          9,454
                                     ____________     ___________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                       5,574            711

CASH and CASH EQUIVALENTS-
Beginning of Year                           7,715          7,004
                                     ____________    ____________
CASH and CASH EQUIVALENTS-
End of Year                           $    13,289    $     7,715
                                     ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                              $    10,351    $     9,996
Income Taxes                                  370            280

See notes to consolidated financial statements.

                                       Years Ended December 31,
                                   ______________________________
                                           1999
                                     ______________

CASH FLOWS from OPERATING ACTIVITIES
Net Income                            $     3,085
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization               443
  Provision for Loan Losses                   214
  Investment Securities Gains                   -
  Provision for Deferred Income Taxes          55
  Increase in Cash-Surrender Value of
     Bank-Owned Life Insurance                  -
  Gains on Loans Sold                           -
  Proceeds from Sales of Loans                  -
  Loans Originated for Sales                    -
  (Increase)/Decrease in Accrued
    Interest Receivable                      (155)
  (Increase)/Decrease in Other Assets         428
  Increase/(Decrease) in Other
    Liabilities                              (118)
                                     ______________
Net Cash Provided by
    Operating Activities                    3,952

CASH FLOWS from INVESTING ACTIVITIES
Net(Increase)/Decrease in
 Federal Funds Sold                         7,795
Proceeds from Sales of
 Available-for-Sale Securities                  -
Proceeds from Maturities of
 Available-for-Sale Securities             11,413
Proceeds from Maturities of
 Held-to-Maturity Securities                2,800
Purchases of Available-for-Sale
 Securities                               (18,787)
Purchases of Held-to-Maturity
 Securities                                (7,433)
(Net Loans Made to Customers)/Net of
 Principal Collected on Loans             (11,233)
Purchase of Residential Mortgage Loans          -
Purchases of Property and Equipment          (366)
Purchase of Bank-Owned Life Insurance           -
                                       _____________
      Net Cash (Used in)Investing
       Activities                         (15,811)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                      (3,956)
Net Increase/(Decrease) in Certificates
 of Deposits                                7,594
Net Increase/(Decrease) in Short-Term
 Borrowings                                 8,913
Proceeds from Issuance of Long-Term
 Debt                                       2,587
Payment on Long-Term Debt                  (6,175)
Acquisition of Treasury Stock              (1,353)
Issuance of Treasury Stock                      -
Issuance of Common Stock                      338
Cash Dividends Paid                        (1,424)
                                   ______________
  Net Cash Provided by
   Financing Activities                     6,524
                                   ______________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                      (5,335)

CASH and CASH EQUIVALENTS-
Beginning of Year                          12,339
                                   ______________
CASH and CASH EQUIVALENTS-
End of Year                           $     7,004
                                   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                              $     8,908
Income Taxes                                  761

See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                               Common                  Retained
                               Stock       Surplus     Earnings
                             __________  __________   __________
BALANCE, December 31, 1998    $     627  $    4,793  $    20,184
Comprehensive Income:
 Net Income                                                3,085
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax Benefit of $659
      Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under
 Dividend Reinvestment and
  Stock Purchase Plan                 4         321
Issuance of Common Stock under
  Employee Plans                      -          14
Issuance of Common Stock under
  5% Common Stock Dividend           30       2,492       (2,522)
Retirement of Treasury Stock
  (17,000 shares)                    (4)       (370)
Cash Dividends ($.540 per share)                          (1,424)
                             __________  __________   __________
BALANCE, December 31, 1999          657       7,250       19,323
Comprehensive Income:
 Net Income                                                1,667
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $423
 Unrealized Holding Gains on Investment
   Securities Transferred to
   Available-for-Sale During the Year,
   Net of Tax of $17
 Reclassification Adjustment for (Gains)/
   Losses Included in Net Income,
   Net of Tax of $9
      Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock Under
  Dividend Reinvestment and Stock
   Purchase Plan                      5         318
Issuance of Common Stock under
   Employee Plans                     -          11
Issuance of Common Stock under
   5% Common Stock Dividend          31       1,986       (2,017)
Retirement of Treasury Stock
   (24,000 shares)                   (6)       (487)
Cash Dividends ($.576 per share)                          (1,486)
                                ________  __________ ____________
BALANCE, December 31, 2000          687       9,078       17,487

Comprehensive Income:
 Net Income                                                2,242
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $352
 Reclassification Adjustment for
     (Gains)/Losses Included in
     Net Income, Net of Tax of $25
     Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under
  Dividend Reinvestment and Stock
   Purchase Plan                      4         221
Issuance of Common Stock under
   Employee & Director Plans          1          23
Issuance of Treasury Stock                       (4)
Retirement of Treasury Stock
    (18,000 shares)                  (5)       (358)
Cash Dividends ($.425 per share)                          (1,098)
                             __________  __________   __________
BALANCE, December 31, 2001   $      687  $    8,960  $    18,631
                             ==========  ==========   ==========
See notes to consolidated financial statements.

                         Accumulated Other
                          Comprehensive    Treasury
                          Income (Loss)     Stock         Total
                          _____________   _________   ___________
BALANCE, December 31, 1998     $    242  $   (2,149) $    23,697
                                                     ____________
Comprehensive Income:
 Net Income                                                3,085
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax Benefit of $659           (1,280)                  (1,280)
                                                     ____________
         Total Comprehensive Income                        1,805
                                                     ____________
Acquisition of Treasury Stock                (1,353)      (1,353)
Issuance of Common Stock under
 Dividend Reinvestment and Stock
  Purchase Plan                                              325
Issuance of Common Stock under
  Employee Plans                                              14
Issuance of Common Stock under

 5% Common Stock Dividend                                      -
Retirement of Treasury Stock
  (17,000 shares)                               374            -
Cash Dividends ($.540 per share)                          (1,424)
                             __________  __________   __________
BALANCE, December 31, 1999       (1,038)     (3,128)      23,064
Comprehensive Income:
 Net Income                                                1,667
 Unrealized Holding Gains/(Losses)
   on Investment Securities
   Available-for-Sale Arising
   During the Year, Net of
   Tax of $423                      821                      821
 Unrealized Holding Gains on
    Investment Securities Transferred
    to Available-for-Sale During
    the Year, Net of Tax of $17      34                      34
 Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $9    (18)                    (18)
                                                      ___________
         Total Comprehensive Income                        2,504
                                                      ___________
Acquisition of Treasury Stock                  (854)        (854)
Issuance of Common Stock under
  Dividend Reinvestment and Stock
   Purchase Plan                                             323
Issuance of Common Stock under
   Employee Plans                                             11
Issuance of Common Stock under
   5% Common Stock Dividend                                    -
Retirement of Treasury Stock
  (24,000 shares)                               493            -
Cash Dividends ($.576 per share)                          (1,486)
                              __________  __________  ___________
BALANCE, December 31, 2000         (201)     (3,489)      23,562
Comprehensive Income:
 Net Income                                                2,242
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $352                     685                       685
 Reclassification Adjustment for
   (Gains)/Losses Included in Net
   Income, Net of Tax of $25       (50)                      (50)
                                                      ___________
     Total Comprehensive Income                            2,877
                                                      ___________
Acquisition of Treasury Stock                   (52)         (52)
Issuance of Common Stock under
   Dividend Reinvestment and Stock
   Purchase Plan                                             225
Issuance of Common Stock under
   Employee & Director Plans                                  24
Issuance of Treasury Stock                       11            7
Retirement of Treasury Stock
    (18,000 shares)                             363            -
Cash Dividends ($.425 per share)                          (1,098)
                            ___________   _________   __________
BALANCE, December 31, 2001  $      434  $    (3,167) $    25,545
                            ===========   =========   ==========
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of Union National Financial Corporation and its subsidiary, Union National Community Bank, conform with generally accepted accounting principles and prevailing practices within the banking industry.
     Union National Community Bank operates seven retail office locations in Lancaster County, Pennsylvania. The bank is a full-service commercial bank, providing a wide range of services to individuals and businesses. The bank accepts time, demand and savings deposits and offers secured and unsecured commercial, real estate and consumer loans. The bank also offers investment, custodial, estate planning and trust services. The bank is subject to government regulation and undergoes periodic examinations by its federal regulator, the Office of the Comptroller of the Currency.
     During 2001, Union National announced the formation of the Union National Insurance Agency, which operates as a wholly owned subsidiary of the bank. The insurance agency offers various insurance products at the bank's retail offices through an agreement with the Wiley Insurance Agency of Mount Joy, PA. The insurance agency's operating results are not significant to the consolidated financial statements.

Basis of Presentation
_____________________
     The consolidated financial statements include the accounts of Union National, the bank and the insurance agency. All material intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates
________________
     The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts.

Investment Securities
_____________________
     Investment securities include both debt securities and equity securities. Union National has segregated its investment securities into two categories: those "held-to-maturity" and those "available-for-sale."
     Securities classified as held-to-maturity are those debt securities Union National has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at cost adjusted for amortization of premiums or accretion of discounts, computed by the interest method.
     Securities classified as available-for-sale are those debt securities that Union National intends to hold for an indefinite period of time, but not necessarily to maturity, and all equity securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of Union National's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Available-for-sale securities are carried at fair value with premiums and discounts amortized or accreted to interest income using the interest method. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income, a component of stockholders' equity.
     When a determination is made that a market value decline below cost on a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to the market value. The amount of the write-down is charged to expense. Realized security gains and losses are computed using the specific identification method.
     In accordance with SFAS No. 133, Union National recognizes derivatives on the balance sheet at fair value. To date, the use of derivatives has consisted of one interest rate cap with a notional value of $10,000,000. A value of $32,000 was included in other assets at December 31, 2000, and no value remained on the balance sheet at December 31, 2001. The interest rate cap, which was entered into during 2000 to minimize the impact of potential interest rate increases on variable-rate borrowings, will mature on October 23, 2003. Since the transaction did not meet the criteria for a hedge under SFAS No. 133, a write-down to current fair market value was recorded in the financial statements as an increase in interest expense. This write-down amounted to $32,000 for the year ended December 31, 2001, and $38,000 for the year ended December 31, 2000.

Loans Held for Sale
___________________
     Loans held for sale consist of residential mortgage loans that are originated and are intended to be sold through an agreement the bank has with the Federal Home Loan Bank of Pittsburgh. Realized gains and losses on sales are computed using the specific identification method. These loans are carried on the balance sheet at the lower of cost or estimated fair value, which is determined in the aggregate. The bank continues to service these mortgage loans after they are sold in exchange for a servicing fee and also provides limited recourse in the event of loss in exchange for a credit enhancement fee. Union National considered this exposure in the establishment of the allowance for loan losses. Loans with an outstanding balance of $760,000 at December 31, 2001, were sold to the FHLB and were being serviced by Union National.

Loans
_____
     Loans generally are stated at their outstanding unpaid principal balances, plus any unamortized premiums on purchased loans, net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to interest income generally over the contractual life of the related loans.
     Impaired Loans - Union National considers a loan to be impaired when, based on current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan agreement will not be collected. An insignificant delay or shortfall in the amounts of payments would not cause a loan to be rendered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment. Union National measures impairment of commercial loans on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for certain collateral-dependent loans.
     Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income. Loans, including impaired loans, deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
     The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
     Nonaccrual Loans - Generally, a loan (including an impaired loan as discussed above) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest previously credited to interest income, that is now deemed uncollectible, is reversed. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when both principal and interest are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

     Mortgage Servicing Rights - Union National serviced residential mortgage loans for others totaling $760,000 at December 31, 2001, compared to $0 in 2000 and 1999. Mortgage servicing rights totaled $8,000 at December 31, 2001, as compared to $0 at December 31, 2000. Mortgage servicing rights are established at 1% of the principal balance of loans sold and are amortized over the expected life of the loan.

Foreclosed Real Estate
______________________
     Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $43,000 at December 31, 2001, and $159,000 at December 31, 2000.

Premises and Equipment
______________________
     Premises and equipment are stated at cost less accumulated depreciation, which is computed over the assets' estimated useful lives on both the accelerated and the straight-line methods. Leasehold improvements are stated at cost less accumulated amortization, which is computed over the term of the lease, including renewal options, on the straight-line method. Gains and losses on premises and equipment are recognized upon disposal of the asset. Charges for maintenance and repairs are charged to expense as incurred.

Trust Assets
____________
     Assets held in a fiduciary capacity are not assets of Union
National and are therefore not included in the consolidated financial statements.

Advertising Costs
_________________
     Advertising costs are charged to expense when incurred.
Advertising expense for the years ended December 31, 2001, 2000 and 1999 amounted to $220,000, $201,000 and $157,000, respectively.

Stock-Based Compensation
________________________
     Stock options and shares issued under Union National's Employee Stock Purchase Plan, Stock Incentive Plan and the Independent Directors' Stock Option Plan are accounted for under SFAS No. 123. As permitted by this statement, Union National has chosen to apply Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized related to these plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is disclosed in the notes to the consolidated financial statements.

Income Taxes
____________
     The provision for income taxes is based upon the results of operations, adjusted principally for tax-exempt income. Accounting for income taxes is under the liability method. Under this method, a deferred tax asset or liability is recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The deferred tax assets and liabilities are adjusted for the impact of tax-rate changes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Income per Share
____________________
     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Comprehensive Income
____________________
     Union National reports comprehensive income and the components of other comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity. Union National's comprehensive income consists of net income and unrealized gains and losses on available-for-sale investment securities arising during the period.

Treasury Stock
______________
     The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

Segment Reporting
_________________
     Based on the way management monitors financial results, Union National has only one operating segment consisting primarily of its banking and fiduciary activities. Activities of the insurance agency are not material to the consolidated financial statements.

Statements of Cash Flows
________________________
     For purposes of the statements of cash flows, Union National considers cash, amounts due from banks and short-term investments with maturities less than 90 days at the time of purchase to be cash equivalents.

Recent Accounting Standards Issued
__________________________________
     In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."
     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.
     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized, but should be tested for impairment at least annually. The statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement became effective for Union National in January of 2002. Union National has no goodwill or other intangible assets covered by this statement.
     In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective on January 1, 2003.
     In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This statement also amends APB No. 51, "Consolidated Financial Statements" and was effective for Union National on January 1, 2002.
     The provisions of the above statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

Reclassifications
_________________
     Certain prior period amounts have been reclassified to conform with the 2001 presentation. Such reclassifications did not impact net income.

NOTE 2 - INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are as follows:

                                       At December 31, 2001
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
(In thousands)                   _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions        $     11,835        $         46
Corporate Securities                   1,500                   -
                                 _______________   ______________
  TOTAL                         $     13,335        $         46
                                 ===============   ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
 Political Subdivisions         $       9,697       $        188
Obligations of U.S.
  Government Agencies                   1,020                 16
Mortgage-Backed Securities             34,170                405
Corporate Securities                   16,186                285
Equity Securities                       3,303                134
                                 _______________   ______________
  TOTAL                          $     64,376       $      1,028
                                 ===============   ==============
(In thousands)
                                       At December 31, 2001
                                 ________________________________
                                     Gross
                                  Unrealized           Fair
                                    Losses             Value
                                 _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions        $        (318)      $     11,563
Corporate Securities                      (68)             1,432
                                 _______________   ______________
  TOTAL                         $        (386)      $     12,995
                                 ===============   ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
 Political Subdivisions         $         (61)      $      9,824
Obligations of U.S.
  Government Agencies                     (12)             1,024
Mortgage-Backed Securities                (91)            34,484
Corporate Securities                     (207)            16,264
Equity Securities                           -              3,437
                                 _______________   ______________
  TOTAL                         $        (371)      $     65,033
                                 ===============   ==============

(In thousands)                         At December 31, 2000
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
                                 _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions        $     11,639       $         76
Corporate Securities                   2,500                  -
                                _______________   ______________
 TOTAL                         $      14,139       $         76
                                ===============   ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
  Political Subdivisions       $       9,354       $        226
Obligations of U.S.
  Government Agencies                  9,941                  9
Mortgage-Backed Securities            34,045                199
Corporate Securities                   7,141                  7
Equity Securities                      3,252                 95
                                _______________   ______________
 TOTAL                         $      63,733       $        536
                                ===============   ==============

(In thousands)
                                       At December 31, 2000
                                 ________________________________
                                     Gross
                                  Unrealized             Fair
                                     Losses             Value
                                 _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions        $       (218)      $     11,497
Corporate Securities                     (37)             2,463
                                _______________    _____________
TOTAL                           $       (255)      $     13,960
                                ===============   ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
  Political Subdivisions        $          -       $      9,580
Obligations of U.S.
  Government Agencies                     (96)            9,854
Mortgage-Backed Securities               (352)           33,892
Corporate Securities                     (392)            6,756
Equity Securities                           -             3,347
                                _______________   ______________
 TOTAL                         $         (840)     $     63,429
                                ===============   ==============

     Investment securities carried at $32,976,000 at December 31, 2001, and at $27,121,000 at December 31, 2000, were pledged to secure public, trust and government deposits and for other purposes.

     The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
                                      Debt Securities
                            _____________________________________
                                      Held-to-Maturity
                            _____________________________________
                              Amortized               Fair
                                Cost                 Values
                            ______________      _________________
Due in One Year or Less      $          -      $           -
Due After One Year Through
 Five Years                             -                  -
Due After Five Years Through
 Ten Years                          2,323              2,317
Due After Ten Years                11,012             10,678
                            ______________      _________________
                                   13,335             12,995

Mortgage-Backed Securities              -                  -
                            ______________      _________________
                             $     13,335      $      12,995
                            ==============      =================

(In thousands)
                                      Debt Securities
                            _____________________________________
                                     Available-for-Sale
                            _____________________________________
                              Amortized               Fair
                                Cost                 Values
                            ______________      _______________
Due in One Year or Less      $      2,173      $       2,180
Due After One Year Through
 Five Years                         7,531              7,554
Due After Five Years Through
 Ten Years                          2,474              2,482
Due After Ten Years                14,725             14,896
                            ______________      _______________
                                   26,903             27,112

Mortgage-Backed Securities         34,170             34,484
                            ______________      _______________
                             $     61,073      $     61,596

                            ==============      ===============

     Following is information related to the sales of available-for-sale securities:

(In thousands)
                     Realized     Realized        Income Tax
                      Gains        Losses       Expense(Benefit)
                     ________    ____________   _________________
The year ended
  December 31, 2001  $    228      $     (153)    $      25
The year ended
 December 31, 2000        141            (114)            9
The year ended
 December 31, 1999          -               -             -


NOTE 3 - LOANS
     Loans, net of unamortized loan origination fees of $1,053,000 and $1,226,000 at December 31, 2001 and 2000,
respectively, are summarized as follows:

(In thousands)
                                   December 31,   December 31,
                                       2001           2000
                                   ____________   ____________
Real Estate-Mortgages:
  First and Second Residential     $    127,547  $     105,903
  Commercial and Industrial              35,842         39,126
  Construction and Land Development       8,388          4,868
  Agricultural                            7,752          8,763
Commercial and Industrial                 9,141          9,446
Consumer                                  7,649          8,854
Agricultural                                569            987
Political Subdivisions                    5,629          7,191
Other                                       543            889
                                   ____________    ___________
   Total Loans                          203,060        186,027

Add:  Unamortized Premium on
      Purchased Loans                       558              -
Less: Unearned Income                       (37)           (46)
                                   ____________    ___________
   Net Loans                        $   203,581   $    185,981
                                   ============   ============

     Union National grants commercial, residential and consumer loans to customers primarily located in northwestern Lancaster
County. Although Union National has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     Following is a summary of information related to impaired loans:

(In thousands)

                                           December 31,
                                _________________________________
                                   2001       2000        1999
                                __________ ___________ __________
Outstanding Balance at Year End   $   681    $ 1,085    $ 1,041
Related Allowance for Loan Losses     107        178         82
Average Outstanding Balance
  for the Year                        968      1,087        367
Recognized Interest Income              -         13          4

     Loans to certain directors and principal officers of Union National, including their immediate families and companies in which they are principal owners (more than 10%), amounted to $5,588,000 at December 31, 2001. Such loans were made in the ordinary course of business at Union National's normal credit terms, including interest rates and security, and do not represent more than a normal risk of collection. Transactions on these loans for the year ended December 31, 2001, are as follows (in thousands):

        Balance, Beginning of Year      $    5,472
        Additions                            1,006
        Deductions                            (890)
                                        __________
        Balance, End of Year            $    5,588
                                        ==========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
     An analysis of changes in the allowance for loan losses for the years ended December 31 is as follows:

(In thousands)
                                2001         2000        1999
                             __________   __________  __________
Balance, Beginning of Year   $    1,787   $    1,783  $    1,743
Provision Charged to
   Operating Expense                576          397         214
Recoveries of Charged-Off Loans      70           30          49
Charged-Off Loans                  (540)        (423)       (223)
                             __________   __________  __________
Balance, End of Year         $    1,893   $    1,787  $    1,783
                             ==========   ==========  ==========

NOTE 5 - PREMISES AND EQUIPMENT
     A summary of premises and equipment is as follows:

(In thousands)

                      Estimated     December 31,   December 31,
                      Useful Lives      2001           2000
                      ____________  ____________   ____________
Land                                 $      644     $      438
Construction in Progress                      -            286
Land Improvements       20 years          1,049            495
Buildings and
Improvements         15-50 years          5,626          5,198
Leasehold Improvements  20 years            308            308
Furniture, Fixtures and
   Equipment          5-20 years          4,846          4,553
                                    ____________   ____________

    Subtotal                             12,473         11,278

Less:  Accumulated Depreciation
        and Amortization                 (5,739)        (5,303)
                                    ____________   ____________
Premises and Equipment - Net         $    6,734     $    5,975
                                    ============   ============

     Depreciation and amortization expense amounted to $601,000 in 2001 , $505,000 in 2000 and $423,000 in 1999. Total rental expense amounted to $144,000 in 2001, $117,000 in 2000 and
$62,000 for the year ended December 31, 1999.

     At December 31, 2001, Union National was obligated under noncancelable operating leases for real estate with future minimum payments as follows (in thousands):

                     2002            $    142
                     2003                 135
                     2004                 125
                     2005                  47
                                     ________
                                     $    449
                                     ========
</TABLE
NOTE 6 - SHORT-TERM BORROWINGS
     Short-term borrowings and weighted-average interest rates at
December 31 are as follows:

(Dollars in thousands)
                                      2001             2000
                           ____________________ _________________
                              Amount    Rate      Amount    Rate
                           ___________  _____   __________ ______
Treasury Tax and Loan Notes$       109  1.41%   $     431   5.74%
Federal Funds Purchased            820  2.00          640   6.56
Securities Sold Under
 Repurchase Agreements           2,471  1.69        1,854   6.06
FHLB Short-Term Advances             -     -       10,570   6.39
                           ___________  _____   __________ ______
Total                      $     3,400  1.76%   $  13,495   6.33%
                           ===========  =====   ========== ======

     Short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB) had an average outstanding balance of $3,292,000 during 2001 at a weighted-average interest rate of 6.46%. The highest balance outstanding at a month-end during 2001 was $12,040,000. During 2000, FHLB short-term advances had an average outstanding balance of $9,564,000 at a weighted-average interest rate of 6.67%. The highest balance outstanding at a month-end during 2000 was $24,700,000.
     Under an agreement with the FHLB, Union National has a line of credit available in the amount of $15,000,000 of which no balance was outstanding at December 31, 2001. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by Union National having a par value of $3,063,000 at December 31, 2001 and $3,012,000 at December 31,
2000. Under the bank's membership agreement with the FHLB, additional stock purchases are required when total advances from the FHLB are increased.
     During 2000, Union National established a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the bank.


NOTE 7 - LONG-TERM DEBT
     A summary of long-term debt as of December 31 is as follows:

(In thousands)
                                 2001                2000
                       ____________________   ___________________
                         Amount      Rate       Amount      Rate
                       __________   _______   __________   ______
FHLB fixed-rate advances maturing:
   2001                $        -       - %   $      808    5.39%
   2003                     6,347     5.23         2,347    5.71
   2004                     6,000     5.49         1,000    6.65
   2005                     7,325     4.32             -       -
   2006                     5,000     4.37             -       -
   2007                     1,461     6.00         1,461    6.00
FHLB adjustable-rate advances maturing:
   2002                     3,532     4.04         3,532    6.25
FHLB floating-rate advance maturing:
   2004                     1,587     1.86         1,587    6.61
FHLB convertible fixed-rate advances maturing:
   2010                    20,000     5.70        20,000    5.70
   2011                    10,000     5.23             -       -
                      ___________     _____  ___________   ______
Total                 $    61,252     5.09%  $    30,735    5.85%
                      ===========     =====  ===========   ======

     The FHLB advances are collateralized by the security agreement and FHLB capital stock described in Note 6. Union National can borrow a maximum of $126,179,000 from the FHLB, of which $64,927,000 was available at December 31, 2001. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance at the three-month LIBOR plus .08% to .20%. Options to convert $20,000,000 of the outstanding convertible advances commence in 2002, options to convert $5,000,000 commence in 2004 and options to convert the remaining $5,000,000 commence in 2006. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. The FHLB's adjustable-rate advances adjust annually at .06% to .07% above the interest rate on the one-year treasury's constant maturity. The FHLB's floating-rate advance reprices at 2.89% below prime.

NOTE 8 - PROFIT-SHARING PLAN AND TERMINATION BENEFITS
     The bank has a 401(k) profit-sharing plan that covers substantially all full-time employees. This plan allows employees to contribute a portion of their salaries and wages to the plan. The bank may elect to make a discretionary contribution to the plan and may also match a portion of employee-elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 2001, the bank elected to make a discretionary contribution of 6% of eligible salaries and to match 50% of employee-elected salary deferrals that do not exceed 6% of their salaries and wages.
     The bank's expense relative to its profit-sharing plans amounted to $278,000 for the year ended December 31, 2001, $228,000 for 2000 and $179,000 for 1999.
     During 2000, a total of $368,000 was accrued for the expense associated with a voluntary early retirement package that was accepted by a group of ten employees who met certain age and years-of-service requirements. The $368,000 consisted of salary costs of $292,000 and payroll tax and health insurance benefit costs of $76,000. The salary amounts accrued were paid out in the first quarter of 2001 and the health insurance benefits will be paid through 2003.

NOTE 9 - INCOME TAXES
     The net deferred tax asset consists of the following components as of December 31:

(In thousands)

                                            2001        2002
                                          _________   _________
Deferred Tax Assets:
    Allowance for Loan Losses             $    537     $   501
    Unrealized Losses on Investment
      Securities Available-for-Sale              -         103
    Amortization on Securities                  13          37
    Early Retirement Plan                       13         125
    Recoverable Alternative Minimum Taxes      317         147
    Income Tax Credit Carryforward             236         118
                                          _________   _________
Total Deferred Tax Assets                    1,116       1,031
Deferred Tax Liabilities:
    Unrealized Gains on Investment
      Securities Available-for-Sale           (224)          -
    Deferred Net Loan Fees                     (56)        (39)
    Depreciation                              (224)       (179)
    Investment in Limited Partnerships         (12)        (15)
    Other                                      (44)        (22)
                                          _________   _________
Total Deferred Tax Liabilities                (560)       (255)
                                          _________   _________
Net Deferred Tax Asset                     $   556     $   776
                                          =========   =========


     An analysis of the income tax expense (benefit) included in the consolidated statements of income for the years ended
December 31 is as follows:

(In thousands)
                          2001           2000           1999
                     _____________   _____________   ____________
Taxes Currently Payable $    338        $    344       $    667
Deferred Income Taxes/
  (Benefit)                 (107)           (394)            55
                     _____________   _____________   ____________
Provision for Income
  Taxes/(Benefit)       $    231        $    (50)     $    722
                     =============   =============   ============

     The reasons for the difference between Union National's provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31 are as follows:

(Dollars in thousands)
                       2001          2000            1999
                   ___________    ___________     ___________
                   Amount    %    Amount    %     Amount      %
                 _________ ____ __________ ____ ___________ _____
Tax at Statutory
  Federal Income
    Tax Rate      $ 841   34.0%   $   550  34.0%   $ 1,294  34.0%
Tax-Exempt Income,
    Net of Disallowed
    Interest
    Expense        (495) (20.0)      (489)(30.2)     (445) (11.7)
Income Tax
    Credits        (118)  (4.8)      (118) (7.3)     (118)  (3.1)
Other                 3     .1          7    .4        (9)   (.2)
                _________ ____ ___________ _____ __________ _____
Provision for Income
  Taxes/(Benefit) $ 231    9.3%   $   (50) (3.1)%  $  722   19.0%
                ========= ==== =========== ===== ========== =====

     Income tax credits are recognized as earned. Credits earned were $118,000 in 2001 and 2000. Projected tax credits are as follows (in thousands):

                    2002              $    85
                    2003 to 2006           72
                    2007                   38

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
     The bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the exposure to credit loss in the event of nonperformance by the other party to the financial instrument.

(In thousands)
                                 December 31,   December 31,
                                     2001           2000
                                 ____________   ____________
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
   Commitments to Extend Credit   $   13,124     $     7,617
   Unused Portion of Home Equity,
      Personal and Overdraft Lines    12,129           8,527
   Other Unused Commitments, Principally
      Commercial Lines of Credit      14,928          15,220
   Standby Letters of Credit           3,131           2,688


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Certain commitments may expire without being drawn upon and, therefore, future cash may not be required. The bank evaluates each customer's creditworthiness on a case-by-case basis. The bank generally requires collateral or other security to support financial instruments with credit risk.
     Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements and have terms of less than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan advances to customers.

NOTE 11 - TIME DEPOSITS

     At December 31, 2001, the scheduled maturities of certificates of deposit are as follows (in thousands):

             2002                            $    69,197
             2003                                 17,172
             2004                                  6,267
             2005                                  1,929
             2006                                  1,577
                                            ____________
                                            $     96,142
                                            ============


     Certificates of deposit in denominations of $100,000 or more amounted to $17,004,000 at December 31, 2001, and $25,029,000 at
December 31, 2000. The maturities of these certificates of deposit of $100,000 or more at December 31, 2001, is as follows
(in thousands):

    Three months or less                    $   6,709
    Over three months through six months        5,323
    Over six months through twelve months       1,912
    Over twelve months                          3,060
                                            __________
        Total                               $  17,004
</TABLE)
                                            ==========
NOTE 12 - REGULATORY RESTRICTIONS
     The bank is required to maintain reserves, in the form of
cash and balances with the Federal Reserve Bank, against its deposit liabilities. The average amount of required reserves during 2001 was approximately $2,192,000 and during 2000 it was approximately $2,111,000.
     The bank is also subject to certain restrictions in
connection with the payment of dividends. National Banking Laws require the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank in any
calendar year exceeds the net profits of the bank (as defined)
for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the bank may declare dividends to its parent corporation in 2002 of
approximately $802,000 plus an amount equal to the net profits of the bank in 2002 up to the date of any such dividend declaration.
     Banking regulations also require the bank and the holding
company to maintain certain minimum capital levels in relation to total assets. Failure to meet minimum capital requirements could result in prompt corrective action by the federal banking
agencies.  As of December 31, 2001 and 2000, the bank and holding company were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since year-end that management believes have changed this categorization. The bank maintained the following capital levels and leverage and risk-based capital ratios:

                         December 31, 2001    December 31, 2000
                         _________________    _________________

                           Amount      %        Amount      %
                         ___________ _____    ___________ _____
(Dollars in thousands)
Leverage Ratio:
 Tier I Capital to
  Average Total Assets  $    23,979  7.95%   $    22,612  8.00%
 Minimum Required            12,065  4.00         11,298  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          15,081  5.00         14,123  5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual                  23,979 11.14         22,612 11.26
 Minimum Required             8,606  4.00          8,032  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          12,909  6.00         12,048  6.00

Total Capital Ratio
  - Actual                   25,872 12.02         24,399 12.15
 Minimum Required            17,213  8.00         16,064  8.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          21,516 10.00         20,080 10.00


     Consolidated leverage and risk-based capital ratios are not materially different from the ratios for the bank shown on previous page.
     Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's capital stock and surplus. At December 31, 2001, this limitation amounted to approximately $2,587,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

NOTE 13 - STOCKHOLDERS' EQUITY
     On April 13, 2000, Union National's Board of Directors declared a 5% common stock dividend that was paid on May 19, 2000. All per share amounts and average shares outstanding reflected in the accompanying statements were adjusted to give retroactive effect to these common stock dividends.
     In addition, Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. To the extent that shares are not available for purchase by the plan in the open market, Union National has reserved 173,644 shares of common stock to be issued under the plan. At December 31, 2001, 81,976 shares have been issued under the plan. Open-market purchases are usually made by an independent purchasing agent retained to act as agent for plan participants, and the purchase price to participants will be the actual price paid, excluding brokerage commissions and other expenses that will be paid by Union National.
     Earnings per share, net income and weighted-average number of shares outstanding for the years ended December 31, 2001, 2000 and 1999, as computed under the basic and diluted earnings per share methods are as follows:

(In thousands except per share data)
                               Net Income    Shares   Per Share
                              ____________ __________ ___________
Year Ended December 31, 2001:
 Basic Earnings per Share:
  Income Available to
  Common Stockholders         $    2,242        2,584     $ .87
 Effect of Dilutive Options            -           11
                              ____________ ___________ __________
 Diluted Earnings per Share:
  Income Available to Common Stockholders
    Plus Assumed Exercised
    Options                   $    2,242        2,595     $ .86
                              ============ =========== ==========

Year Ended December 31, 2000:
 Basic Earnings per Share:
  Income Available to Common
   Stockholders               $    1,667        2,576     $ .65
 Effect of Dilutive Options            -           10
                              ____________ ___________ __________
 Diluted Earnings per Share:
  Income Available to Common Stockholders
  Plus Assumed Exercised
    Options                   $    1,667        2,586     $ .64
                              =========== ============ ==========

Year Ended December 31, 1999:
 Basic Earnings per Share:
  Income Available to Common
    Stockholders              $    3,085        2,633     $1.17
 Effect of Dilutive Options            -            8
                              ___________ ____________ __________
 Diluted Earnings per Share:
  Income Available to Common Stockholders
  Plus Assumed Exercised
    Options                   $    3,085        2,641     $1.17
                              =========== ============ ==========

NOTE 14 - STOCK OPTION PLANS
     Union National currently has three separate stock option plans in place. First, there is the Employee Stock Purchase Plan, which allows eligible employees to purchase stock in Union National. There are 110,250 shares reserved for issuance under this plan. Options granted under this plan have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. The other two plans are the Employee Stock Incentive Plan and the Independent Directors' Stock Option Plan. There are 137,625 shares reserved for issuance under the Employee Stock Incentive Plan and 66,150 shares reserved for issuance under the Independent Directors' Stock Option Plan. Options granted under these two plans have terms up to 10 years, have option prices equal to the fair value of the shares on the date of the grant and are exercisable six months after their grant date.

     Stock option transactions for the years ended December 31, 2001, 2000 and 1999, are summarized below:

                                   Stock       Weighted-Average
                                  Options       Exercise Price
                                  ________     _________________
Options Outstanding at December 31, 1998
   (Prices range from $14.99
   to $21.11)                       50,633        $   16.40
Year Ended December 31, 1999:
Options Granted                     60,480            19.20
Options Exercised                     (844)           16.32
Options Forfeited                   (4,801)           18.46
                                  _________     ________________
Options Outstanding at December
   31, 1999 (Prices range from
   $14.40 to $21.67)               105,468        $   17.17

Year Ended December 31, 2000:
Options Granted                     57,325        $   12.95
Options Exercised                     (893)           12.54
Options Forfeited                  (14,796)           12.16
                                 __________     ________________
Options Outstanding at December
   31, 2000 (Prices range from
   $10.29 to $21.67)               147,104        $   14.46

Year Ended December 31, 2001:
Options Granted                     82,168        $   12.84
Options Exercised                   (2,093)           11.63
Options Forfeited                  (18,058)           13.30
                                 __________     ________________
Options Outstanding at December
   31, 2001 (Prices range from
   $11.70 to $21.67)               209,121        $   14.36
                                 ==========     ================

Options outstanding at December 31, 2001, consisted of the following:

                               Range of           Options
                             Exercise Prices    Outstanding
                             ________________   ___________
                             $11.70 to $14.20      148,991
                             $14.21 to $16.70       11,025
                             $16.71 to $19.20       12,128
                             $19.21 to $21.67       36,977
                             ________________   ___________
                             $11.70 to $21.67      209,121
                             ================   ===========

     These options had an average exercise price of $14.36 with an average remaining contractual life of 6.9 years. Of the total options outstanding, 156,871 were exercisable at December 31, 2001, at an average exercise price of $14.58.
     Had Union National determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Union National's net income and earnings per share would have been reduced to the pro forma amounts as follows:

(In thousands except per share data)

                                Years Ended December 31,
                           __________________________________
                              2001        2000        1999
                           __________   _________   _________
Net Income
 As Reported               $    2,242   $    1,667 $    3,085
 Pro Forma                      2,109        1,550      2,826
Net Income Per Share
 As Reported (Basic)       $      .87   $      .65 $     1.17
 As Reported
    (Assuming Dilution)           .86          .64       1.17
 Pro Forma (Basic)                .82          .60       1.07
 Pro Forma
    (Assuming Dilution)           .81          .60       1.07


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted is as follows with the weighted-average assumptions also noted for the year:

                                  Years Ended December 31,
                              __________________________________
                                 2001        2000        1999
                              __________   _________   _________
Weighted-Average Fair Value
   of Options Granted:
Employee Stock Purchase Plan
   (Granted at 85% of fair value
   on the date of grant):     $   2.23     $   3.18    $   4.28
Stock Incentive Plan and
   Independent Directors' Stock
   Option Plan (granted at
   fair value on the
   date of grant):            $   2.35     $   2.81    $   4.27
Weighted-Average Assumptions:
Expected Dividend Yield           3.77%        3.26%       3.01%
Risk-Free Interest Rate           4.74%        5.78%       5.84%
Expected Life (Years)              6.7          6.0         6.0
Expected Volatility Over
   the Expected Life              43.7%        41.0%       35.1%


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
     As required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," Union National has presented estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value or other valuation techniques. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. As a result, Union National's ability to realize these derived values cannot be assured. Further, certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Union National.
     The following methods and assumptions were used by Union National in estimating the fair value of its financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate their fair values.
     Investment securities: Fair values for investment securities are based on quoted prices, where available. If quoted prices are not available, fair values are based on quoted prices of comparable instruments.
     Loans held for sale: Fair value is based on a quoted sales price from the Federal Home Loan Bank of Pittsburgh.
     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.
     Interest rate cap: The estimated fair value of the interest rate cap is based on dealer quotes. The fair value represents the amount that Union National would receive to terminate the contract, taking into account current interest rates.
     Off-balance-sheet instruments: For Union National's off-balance-sheet instruments, consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.
     Deposit liabilities: The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits, equal their carrying amounts, which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.
     Short-term borrowings: The carrying amounts of federal funds purchased, advances from the Federal Home Loan Bank and other short-term borrowings approximate their fair values.
     Long-term debt: The fair values of Union National's long-term debt are estimated using discounted cash flow analyses, based on Union National's incremental borrowing rates for similar types of borrowing arrangements.
     At December 31, 2001 and 2000, the estimated fair values of financial instruments based on the disclosed assumptions are as follows:

(In thousands)
                                        December 31, 2001
                                ______________________________
                                   Carrying
                                    Amount         Fair Value
                                ______________   _____________
Assets:
 Cash and Cash Equivalents        $     13,289    $     13,289
 Investment Securities
  Held-to-Maturity                      13,335          12,995
 Investment Securities
  Available-for-Sale                    65,033          65,033
 Loans Held for Sale                       574             574
 Loans, Net of Unearned Income
  and Allowance for Loan Losses        201,688         205,848
 Accrued Interest Receivable             1,785           1,785
 Interest Rate Cap                           -               -

Liabilities:
 Demand and Savings Deposits           119,402         119,402
 Time Deposits                          96,142          97,515
 Short-term Borrowings                   3,400           3,400
 Long-term Debt                         61,252          62,982
 Accrued Interest Payable                1,157           1,157

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit             -               -

(In thousands)
                                         December 31, 2000
                                 ______________________________
                                    Carrying
                                     Amount        Fair Value
                                 _____________   ______________
Assets:
 Cash and Cash Equivalents        $      7,715    $     7,715
 Investment Securities
  Held-to-Maturity                      14,139         13,960
 Investment Securities
  Available-for-Sale                    63,429         63,429
 Loans Held for Sale                         -              -
 Loans, Net of Unearned Income
  and Allowance for Loan Losses        184,194        184,884
 Accrued Interest Receivable             1,795          1,795
 Interest Rate Cap                          32             32

Liabilities:
 Demand and Savings Deposits            99,085         99,085
 Time Deposits                         113,460        113,766
 Short-term Borrowings                  13,495         13,495
 Long-term Debt                         30,735         31,972
 Accrued Interest Payable                1,318          1,318

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit             -              -

NOTE 16 - UNION NATIONAL FINANCIAL CORPORATION (PARENT COMPANY
ONLY)

                       CONDENSED BALANCE SHEETS
(In thousands)
                                     December 31,   December 31,
                                        2001           2000
                                    ____________   _____________
ASSETS
   Cash in Subsidiary Bank          $       180    $        169
   Interest-Bearing Deposits
       in Other Banks                         2              75
   Investment in Subsidiary              24,325          22,348
   Other Equity Investment Securities       283             245
   Investments in Limited
       Partnerships                         719             761
   Recoverable Federal Income Taxes          95              11
                                    ____________   _____________
       Total Assets                 $    25,604    $     23,609
                                    ============   =============
LIABILITIES                         $        59    $         47

STOCKHOLDERS' EQUITY                     25,545          23,562
                                    ____________   _____________
   Total Liabilities and
          Stockholders' Equity      $    25,604    $     23,609
                                    ============   =============

                    CONDENSED STATEMENTS OF INCOME
(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2001          2000
                                  _____________  ___________
INCOME
 Dividends from Subsidiary         $      788    $    2,118
 Dividends on Other Equity
   Investment Securities                    9            14
 Interest on Deposits in Subsidiary         4             6
 Gain on Sale of Securities                 6            74
 Management Fees from Subsidiary           42            42
                                  _____________  ___________
      Total Income                        849         2,254

EXPENSES                                  112           144
                                  _____________  ___________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary                          737         2,110
Provision for Income Taxes (Benefit)     (138)         (122)
                                  _____________  ___________
                                          875         2,232
EQUITY in (EXCESS of) UNDISTRIBUTED INCOME
  of SUBSIDIARY                         1,367          (565)
                                  _____________  ___________
  NET INCOME                       $    2,242    $    1,667
                                  =============  ===========
(In thousands)
                                   Year Ended December 31,
                                  _________________________
                                       1999
                                   _____________
INCOME
 Dividends from Subsidiary          $    2,075
 Dividends on Other Equity
   Investment Securities                    12
 Interest on Deposits in Subsidiary          6
 Gain on Sale of Securities                  -
 Management Fees from Subsidiary            41
                                   _____________
      Total Income                       2,134

EXPENSES                                   151
                                   _____________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary                         1,983
Provision for Income Taxes (Benefit)      (156)
                                   _____________
                                         2,139
EQUITY in (EXCESS of) UNDISTRIBUTED INCOME
  of SUBSIDIARY                            946
                                   _____________
  NET INCOME                        $    3,085
                                   =============


                 CONDENSED STATEMENTS OF CASH FLOWS
                                       Years Ended December 31,
                                    _____________________________
                                          2001           2000
                                    ______________  _____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income                         $    2,242    $    1,667
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      (Equity in) Excess of
      Undistributed Income of
        Subsidiary                        (1,367)          565
      Investment Securities Gains             (6)          (74)
      Provision for Deferred Income Taxes     (3)           (5)
      Decrease/(Increase) in Other
          Assets                             (42)           51
      (Decrease)/Increase in Other
          Liabilities                          2            (6)
                                    ______________  _____________
     Net Cash Provided by Operating
        Activities                           826         2,198

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities                       31           119
   Purchases of Available-for-Sale
    Securities                               (25)          (76)
                                    ______________  _____________
   Net Cash Provided by (Used in)
         Investing Activities                  6            43

CASH FLOWS from FINANCING ACTIVITIES
   Acquisition of Treasury Stock             (52)         (854)
   Issuance of Common and Treasury Stock     256           335
   Cash Dividends Paid                    (1,098)       (1,486)
                                    ______________  _____________
   Net Cash (Used in) Financing
     Activities                             (894)       (2,005)
                                    ______________  _____________
     NET INCREASE/(DECREASE) in CASH         (62)          236

     CASH - Beginning of Year                244             8
                                    ______________  _____________
     CASH - End of Year                $     182     $     244
                                    ==============  =============

                                       Year Ended December 31,
                                    ____________________________
                                         1999
                                    ______________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income                          $    3,085
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      (Equity in) Excess of
      Undistributed Income of
        Subsidiary                           (946)
      Investment Securities
        Gains                                   -
      Provision for Deferred Income Taxes      (4)
      Decrease/(Increase) in Other Assets     284
      (Decrease)/Increase in Other Liabilities  5
                                    _______________
     Net Cash Provided by Operating
        Activities                          2,424

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities                         -
   Purchases of Available-for-Sale
    Securities                                (12)
                                    _______________
   Net Cash Provided by (Used in)
         Investing Activities                 (12)

CASH FLOWS from FINANCING ACTIVITIES
   Acquisition of Treasury Stock           (1,353)
   Issuance of Common and Treasury Stock      338
   Cash Dividends Paid                     (1,424)
                                    _______________
     Net Cash (Used in)
     Financing Activities                  (2,439)
                                    _______________
      NET INCREASE/(DECREASE) in CASH         (27)

     CASH - Beginning of Year                  35
                                    _______________
     CASH - End of Year                $        8

                                    ===============


                 INDEPENDENT AUDITOR'S REPORT

Beard Miller Company LLP, Certified Public Accountants and
Consultants


To the Board of Directors
Union National Financial Corporation
Mount Joy, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Union National Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Union National Financial Corporation and Subsidiary for the year ended December 31, 1999, were audited by other auditors whose report dated January 13, 2000, expressed an unqualified opinion on those statements.
    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
    In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union National Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
January 18, 2002


            SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended
December 31, 2001 and 2000, are as follows:

(Dollars in thousands, except per share data)

                                         2001
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income          $5,254    $5,335    $5,219      $5,276
Interest Expense          2,708     2,645     2,508       2,328
                         _______   ______   ________    ________
 Net Interest Income      2,546     2,690     2,711       2,948
Provision for Loan Losses   113       160        83         220
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses                 2,433     2,530     2,628       2,728
Other Operating Income      510       612       558         601
Investment Securities
   Gains/(Losses)            11       (12)       25          51
Other Operating Expenses  2,531     2,506     2,509       2,656
                         _______   ______   ________    ________
 Income before Income Taxes 423       624       702         724

Provision for Income Taxes
   (Benefit)                (10)       56        88          97
                         _______   ______   ________    ________
 Net Income              $  433     $ 568    $  614    $    627
                         =======   ======   ========    ========
 Net Income (Loss) per Common Share
   (Basic and Assuming
   Dilution)             $ 0.17    $ 0.22    $ 0.24      $ 0.24
                         =======   ======   ========    ========

(Dollars in thousands, except per share data)

                                         2000
                       __________________________________________
                          March    June    September   December
                            31       30       30*         31*
                         _______   ______   ________    ________
Interest Income          $4,931    $5,082    $5,295      $5,275
Interest Expense          2,355     2,434     2,757       2,806
                         _______   ______   ________    ________
 Net Interest Income      2,576     2,648     2,538       2,469
Provision for Loan Losses    51        77       112         157
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses                 2,525     2,571     2,426       2,312
Other Operating Income      388       419       441         457
Investment Securities
   Gains/(Losses)            (5)        9       (18)         41
Other Operating Expenses  2,094     2,286     2,406       3,163
                         _______   ______   ________    ________
Income before Income Taxes  814       713       443        (353)

Provision for Income Taxes
 (Benefit)                  139       100       (11)       (278)
                         _______   ______   ________    ________
   Net Income            $  675    $  613   $   454     $   (75)
                         =======   ======   ========    ========
Net Income (Loss) per Common Share
 (Basic and Assuming
   Dilution)             $ 0.26    $ 0.24    $ 0.18      $(0.03)
                         =======   ======   ========    ========
*The results of operations for the third and fourth quarters of
2000 were impacted by various initiatives as reviewed in
Management's Discussion and Analysis. The third quarter of 2000 included non-recurring costs related to various technology
initiatives of approximately $113,000, net of tax. The fourth quarter of 2000 included non-recurring costs related to the
technology initiatives and an early retirement plan of
approximately $430,000, net of tax.
Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.


                CONSOLIDATED SUMMARY OF OPERATIONS


(In thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2001         2000        1999
                             __________   __________   __________
INCOME AND EXPENSE
Interest Income              $ 21,085     $ 20,583     $ 19,080
Interest Expense               10,190       10,352        8,811
                             __________   __________   __________
Net Interest Income            10,895       10,231       10,269
Provision for Loan Losses         576          397          214
                             __________   __________   __________
Net Interest Income
  after Provision for
  Loan Losses                  10,319        9,834       10,055
Other Operating Income          2,356        1,732        1,477
Other Operating Expenses       10,202        9,949        7,725
                             __________   __________   __________
Income before Income Taxes      2,473        1,617        3,807
Provision for Income Taxes
 (Benefit)                        231          (50)         722
                             __________   __________   __________
Net Income for Year           $ 2,242      $ 1,667     $  3,085
                             ==========   ==========   ==========
SHARE INFORMATION

Net Income Per Share (Basic) $   0.87     $   0.65     $   1.17
Cash Dividends Per Share        0.425        0.576        0.540
Average Shares Outstanding
 (Basic)                        2,584        2,576        2,633

FINANCIAL RATIOS

Return on Average Assets         0.76%        0.60%        1.17%
Return on Average
  Stockholders' Equity           9.07%        7.21%       13.29%
Dividend Payout Ratio           48.95%       89.16%       46.18%
Average Stockholders' Equity
 to Average Assets               8.40%        8.30%        8.83%

AVERAGE BALANCE SHEET

Loans                       $ 186,877    $ 182,728     $169,667
Investments                    84,749       81,970       79,078
Other Earning Assets            5,572          293        2,306
Total Assets                  294,401      278,416      263,075
Deposits                      214,297      214,464      206,470
Short-Term Borrowings           6,672       11,314        2,020
Long-Term Debt                 46,907       27,920       29,882
Stockholders' Equity           24,730       23,110       23,218

BALANCE SHEET AT YEAR-END

Loans                        $203,581     $185,981     $174,854
Investments                    78,368       77,568       80,826
Total Earning Assets          287,522      263,549      255,680
Total Assets                  307,673      282,680      269,579
Deposits                      215,544      212,545      209,181
Short-Term Borrowings           3,400       13,495        9,100
Long-Term Debt                 61,252       30,735       27,035
Stockholders' Equity           25,545       23,562       23,063

(In thousands, except per share data)

                             Years Ended December 31,
                             _______________________

                                1998         1997
                             __________   __________
INCOME AND EXPENSE
Interest Income              $ 18,064     $ 16,205
Interest Expense                8,695        7,550
                             __________   __________
Net Interest Income             9,369        8,655
Provision for Loan Losses         325          390
                             __________   __________
Net Interest Income
  after Provision for
  Loan Losses                   9,044        8,265
Other Operating Income          1,157          986
Other Operating Expenses        6,718        6,347
                             __________   __________
Income before Income Taxes      3,483        2,904
Provision for Income Taxes
 (Benefit)                        715          579
                             __________   __________
Net Income for Year          $  2,768     $  2,325
                             ==========   ==========
SHARE INFORMATION

Net Income Per Share (Basic) $   1.04     $   0.85
Cash Dividends Per Share        0.390        0.319
Average Shares Outstanding
 (Basic)                        2,669        2,745

FINANCIAL RATIOS

Return on Average Assets         1.15%        1.09%
Return on Average
  Stockholders' Equity          12.05%       10.17%
Dividend Payout Ratio           37.74%       37.68%
Average Stockholders' Equity
 to Average Assets               9.51%       10.68%

AVERAGE BALANCE SHEET

Loans                        $ 162,090     $140,925
Investments                     63,461       57,551
Other Earning Assets             4,211        3,564
Total Assets                   241,639      213,986
Deposits                       188,179      168,814
Short-Term Borrowings              412        1,461
Long-Term Debt                  28,584       19,425
Stockholders' Equity            22,971       22,859

BALANCE SHEET AT YEAR-END

Loans                         $163,796     $152,699
Investments                     70,758       59,742
Total Earning Assets           247,347      220,271
Total Assets                   261,368      233,243
Deposits                       205,544      180,135
Short-Term Borrowings              187          900
Long-Term Debt                  30,624       27,329
Stockholders' Equity            23,697       23,756


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report. Current performance does not guarantee, assure or indicate similar performance in the future.
     We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements.
     Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:
*  operating, legal, regulatory and interest rate risks;
*  economic, political and competitive forces; and
* the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities & Exchange Commission.

Results of Operations
_____________________
OVERVIEW
     Consolidated net income for 2001 was $2,242,000, an increase of 34.5%, as compared to consolidated net income of $1,667,000 for 2000. Consolidated net income for 2000 decreased by 46.0%, as compared to consolidated net income of $3,085,000 for 1999.
     Basic earnings per share for 2001 amounted to 87 cents and diluted earnings per share amounted to 86 cents, as compared to basic earnings per share of 65 cents and diluted earnings per share of 64 cents for 2000 and basic and diluted earnings per share of $1.17 for 1999.
     The following items impacted results of operations for 2001 as compared to 2000:
* Net income increased due to a widening of the spread between the interest rates earned on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings.
* Net income increased due to growth of 4.6% in average earning assets, which was funded primarily by additional long-term borrowings.
* Net income decreased due to an increase in the provision for loan losses of $179,000.
* Net income increased due to an increase in other operating income of $624,000, or 36.0%.
* Net income decreased due to an increase in other operating expenses of $253,000, or 2.5%.
The above items are quantified and discussed in further detail under their respective sections following.
     The following items impacted results of operations for 2000 as compared to 1999:
* Net income decreased due to a narrowing of the spread between the interest rates earned on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings.
* Net income increased due to growth of 7.7% in average net loans, which was funded by growth in average deposits and additional borrowings.
* Net income decreased due to an increase in the provision for loan losses of $183,000.
* Net income increased due to an increase in other operating income of $255,000, or 17.3%.
* Net income decreased due to an increase in other operating expenses of $2,224,000, or 28.8%.
The above items are quantified and discussed in further detail under their respective sections below.
     Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.76% for 2001, 0.60% for 2000 and 1.17% for 1999. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 9.07% for 2001, 7.21% for 2000 and 13.29% for 1999.
     Management currently expects a moderation in the growth of loans and deposits for 2002 as compared to historic growth rates. Moderation in loan and deposit growth is expected due to increased competition in Union National's market area and uncertain current economic conditions. However, management continues to develop and promote additional loan and deposit products, implement various sales strategies and offer increased incentives to employees to generate loan and deposit growth. In addition, continued mergers in the banking and financial services industry should benefit Union National as an independent, community bank. The funding for loan growth is further discussed under the section on Liquidity.
     The economy in the bank's market may be negatively impacted by national events and may be subject to overall national economic trends. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

NET INTEREST INCOME
     Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.
     Net interest income and corresponding yields are presented in the tables and related discussion on a taxable equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.
     Net interest income for 2001 increased by $606,000, or 5.5%, over 2000. Net interest income for 2000 decreased by $10,000 over 1999. For 2001, average earning asset growth of $12,207,000 was funded primarily by additional long-term borrowings. The additional long-term borrowings were utilized to replace short-term borrowings as of December 31, 2000. In addition, a pool of residential mortgage loans of approximately $25,000,000 was purchased in November 2001 that was partially funded by long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $140,000 in 2001 over 2000, as compared to $266,000 in 2000 over 1999.
     The overall interest rate on the average total earning assets decreased to 7.87% for 2001, as compared to 8.07% for 2000. However, the overall interest rate on the average interest-bearing liabilities decreased even more drastically to 4.16% for 2001, as compared to 4.49% for 2000. The overall decline in market interest rates during 2001 was prompted by actions of the Federal Reserve Bank which started reducing interest rates in January

2001. By the end of 2001 the prime interest rate had declined from 9.50% to 4.75%. The net effect of all interest rate fluctuations and funding changes was to increase net interest income in the amount of $466,000 for 2001 over 2000, as compared to a decrease of $276,000 for 2000 from 1999. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for 2002.
     In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh. The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of December 31, 2001, the bank had received long-term advances of $61,252,000 from its available credit of $126,179,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from March 2002 to February 2011. The total advances outstanding at December 31, 2001, represent an increase of $19,947,000 from the prior year and with falling interest rates during 2001, the average interest rate on these borrowings has decreased to 5.09% from 5.99%.
     It is currently anticipated that for 2002, the bank's net interest margin percentage will widen slightly in comparison to the net interest margin percentage for 2001. A slight increase in the net interest margin percentage is expected as higher-rate borrowings and certificates of deposit continue to mature. These funds will either automatically renew at lower current interest rates or will be replaced with lower rate funding. In addition, a portion of Union National's loan portfolio has now repriced to their interest rate floors. However, the bank's net interest margin may still be impacted by future actions of the Federal Reserve Bank. In addition to an increasing net interest margin percentage, income from growth in earning assets during 2001, net of costs of growth in deposits and borrowings, should also increase the net interest margin in 2002. The netting of these two factors, as reflected in the bank's current net interest income simulation model and estimates as of December 31, 2001, may result in a net interest margin for 2002 that is currently expected to represent a moderate increase over the net interest margin earned in 2001. Expected growth in earning assets during the year 2002 should also increase the bank's net interest margin. This expected growth was not reflected in the bank's model at December 31, 2001.
     The bank's current net interest income simulation model includes an investment in bank-owned life insurance that had a value of $3,311,000 at December 31, 2001. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2002, the options selected by customers and the future mix of the loan, investment, deposit products and borrowings in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

  Distribution of Assets, Liabilities and Stockholders' Equity;
  Interest Rates and Interest Differential (Taxable Equivalent
                              Basis)
                                             Year Ended
                                          December 31, 2001
                               __________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                               _________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $      72       $      1      1.39%
Short-Term Investments            1,599             45      2.81
Federal Funds Sold                3,901            163      4.18
Investment Securities:
 Taxable                         62,914          4,041      6.42%
 Tax-Exempt                      21,835          1,693      7.75%
Loans-Net*                      186,877         15,883      8.50
                               _________      ________     ______
 Total Earning Assets           277,198       $ 21,826      7.87%
                                              ========     ======
Allowance for Loan Losses        (1,944)
Other Nonearning Assets          19,147
                               _________
 TOTAL ASSETS                 $ 294,401
                               =========

LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $ 60,690       $  1,072      1.77%
 Savings                        25,126            343      1.37
 Time                          105,478          5,831      5.53
 Short-Term Borrowings           6,672            340      5.10
 Long-Term Debt                 46,907          2,604      5.55
                              _________      ________     ______
 Total Interest-Bearing
  Liabilities                   244,873       $ 10,190      4.16%
                                              ========     ======
Demand Deposits                  23,003
Other Liabilities                 1,795
                               _________
 TOTAL LIABILITIES              269,671
Stockholders' Equity             24,730
                               _________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY       $ 294,401
                               =========
 Net Interest Income/
   Interest Rate Spread                       $ 11,636      3.71%
                                              ========     ======
 Net Interest Margin                                        4.20%
                                                           ======

Balances of nonaccrual loans and related income recognized have been included for computational purposes.
Balances reflect amortized historical cost for available-for-sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.
Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.
*Includes loan fees of $802,000 for the year ended December 31, 2001, $516,000 for the year ended December 31, 2000 and $589,000 for the year ended December 31, 1999.


                                            Year Ended
                                        December 31, 2000
                                _________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                               _________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $      50       $      2      4.00%
Short-Term Investments                -              -         -
Federal Funds Sold                  243             15      6.17
Investment Securities:
 Taxable                         58,014          3,828      6.60
 Tax-Exempt                      23,956          1,840      7.68
Loans-Net*                      182,728         15,697      8.59
                               _________      ________     ______
 Total Earning Assets           264,991       $ 21,382      8.07%
                                              ========     ======
Allowance for Loan Losses        (1,807)
Other Nonearning Assets          15,232
                               _________
 TOTAL ASSETS                 $ 278,416
                               =========

LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $  52,392       $  1,243      2.37%
 Savings                         26,525            497      1.87
 Time                           112,372          6,215      5.53
Short-Term Borrowings            11,314            753      6.66
Long-Term Debt                   27,920          1,644      5.89
                               _________      ________     ______
 Total Interest-Bearing
  Liabilities                   230,523       $ 10,352      4.49%
                                              ========     ======
Demand Deposits                  23,175
Other Liabilities                 1,608
                               _________
 TOTAL LIABILITIES              255,306
Stockholders' Equity             23,110
                               _________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY       $ 278,416
                               =========
 Net Interest Income/
   Interest Rate Spread                       $ 11,030      3.58%
                                              ========     ======
 Net Interest Margin                                        4.16%
                                                           ======
Balances of nonaccrual loans and related income recognized have been included for computational purposes.
Balances reflect amortized historical cost for available-for-sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.
Tax-exempt income included in loans and securities has been
adjusted to a taxable equivalent basis using an incremental rate of 34%.
*Includes loan fees of $802,000 for the year ended December 31,
2001, $516,000 for the year ended December 31, 2000 and $589,000 for the year ended December 31, 1999.

                                             Year Ended
                                          December 31, 1999
                                _________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                               _________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $      53       $      2      3.77%
Short-Term Investments                -              -         -
Federal Funds Sold                2,253            108      4.79
Investment Securities:
 Taxable                         54,306          3,337      6.14
 Tax-Exempt                      24,772          1,921      7.75
Loans-Net*                      169,667         14,482      8.54
                               _________      ________     ______
 Total Earning Assets           251,051       $ 19,850      7.91%
                                              ========     ======
Allowance for Loan Losses        (1,791)
Other Nonearning Assets          13,815
                               _________
 TOTAL ASSETS                 $ 263,075
                               =========
LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $ 52,084       $  1,127      2.16%
 Savings                        28,258            589      2.08
 Time                          104,224          5,355      5.14
Short-Term Borrowings            2,020            112      5.54
Long-Term Debt                  29,882          1,627      5.44
                              _________      ________     ______
 Total Interest-Bearing
  Liabilities                  216,468        $ 8,810      4.07%
                                             ========     ======
Demand Deposits                 21,904
Other Liabilities                1,485
                              _________
TOTAL LIABILITIES              239,857
Stockholders' Equity            23,218
                              _________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY      $ 263,075
                              =========
 Net Interest Income/
   Interest Rate Spread                      $ 11,040      3.84%
                                             ========     ======
 Net Interest Margin                                       4.40%
                                                          ======
Balances of nonaccrual loans and related income recognized have been included for computational purposes.
Balances reflect amortized historical cost for available-for-sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.
Tax-exempt income included in loans and securities has been
adjusted to a taxable equivalent basis using an incremental rate of 34%.
*Includes loan fees of $802,000 for the year ended December 31,
2001, $516,000 for the year ended December 31, 2000 and $589,000 for the year ended December 31, 1999.


Rate/Volume Analysis of Changes in Net Interest Income (Taxable
Equivalent Basis)
                                        2001 Compared to 2000
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
Interest Income From
 Interest-Bearing Deposits
  in Other Banks                    $    (1)     $     1   $  (2)
 Short-Term Investments                  45           45      -
 Federal Funds Sold                     148          155      (7)
 Investment Securities:
    Taxable                             213          317    (104)
    Tax-Exempt                         (147)        (164)     17
 Loans-Net                              186          354    (168)
                                    ________     ________   _____
    Total Earning Assets                444          708    (264)

Interest Expense On Deposits:
  Interest-Bearing Demand              (171)         178    (349)
  Savings                              (154)         (25)   (129)
  Time                                 (384)        (381)     (3)
 Short-Term Borrowings                 (413)        (263)   (150)
 Long-Term Debt                         960        1,059     (99)
                                    ________     ________   _____
   Total Interest-Bearing
      Liabilities                      (162)         568    (730)
                                    ________     ________   _____
   Net Interest Income              $   606      $   140   $ 466
                                    ========     ========   =====

Balances of nonaccrual loans and related income recognized have been included for computational purposes.
The change in interest due to both volume and rate has been allocated individually to the change in volume and rate on a proportional basis.
Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.

                                         2000 Compared to 1999
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
Interest Income From
 Interest-Bearing Deposits
  in Other Banks                    $     -      $     -   $   -
 Short-Term Investments                   -            -       -
  Federal Funds Sold                     (93)        (117)    24
 Investment Securities:
    Taxable                              491          236    255
    Tax-Exempt                           (81)         (63)   (18)
 Loans-Net                             1,215        1,121     94
                                    ________     ________   _____
    Total Earning Assets              1,532        1,177     355

Interest Expense On Deposits:
  Interest-Bearing Demand               116            7     109
  Savings                               (92)         (35)    (57)
  Time                                  860          435     425
 Short-Term Borrowings                  641          615      26
 Long-Term Debt                          17         (111)    128
                                    ________     ________   _____
    Total Interest-Bearing
      Liabilities                     1,542          911     631
                                    ________     ________   _____

    Net Interest Income             $   (10)     $   266   $(276)
                                    ========     ========   =====

Balances of nonaccrual loans and related income recognized have been included for computational purposes.
The change in interest due to both volume and rate has been allocated individually to the change in volume and rate on a proportional basis.
Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.


PROVISION FOR LOAN LOSSES
     The loan loss provision is an estimated expense charged to earnings to address losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $576,000 in 2001, $397,000 in 2000 and $214,000 in 1999. Net
charge-offs amounted to $470,000 for 2001, as compared to $393,000 for 2000 and $174,000 for 1999. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

OTHER OPERATING INCOME
     Other operating income for 2001 was $2,356,000, representing an increase of $624,000, or 36.0%, over 2000. Contributing to this increase were the following items:
* additional earnings in monthly service charges in the amount of $175,000, which is primarily attributable to fee changes that were effective in January 2001;
* increased earnings from mutual fund commissions of $168,000, which was primarily a result of a change in the commission and cost-sharing structure the bank has with T.H.E. Financial Group, Ltd;
* an increase in earnings on the bank's June 2000 investment in bank-owned life insurance of $101,000;
* an increase in ATM usage fees of $54,000 as a result of a fee change that was effective in January 2001;
* increased usage of the bank's debit cards, resulting in additional earnings in interchange fee income in the amount of $53,000;
*  an increase in investment securities gains of $48,000; and
* an increase in earnings from fiduciary activities in the amount of $46,000.
     Other operating income for 2000 was $1,732,000, representing an increase of $255,000, or 17.3%, over 1999. Contributing to this increase were the following items:
* additional earnings in monthly service charges in the amount of $75,000, which were partially attributable to a higher fee structure on noninterest-bearing accounts which was effective May 1, 1999;
* additional earnings in insufficient funds charges in the amount of $55,000, which were partially a result of an increase in the bank's per-item charge effective June 1, 2000;
* additional earnings in debit card fee income in the amount of $48,000; and
* earnings of $105,000 on the bank's investment during 2000 in bank-owned life insurance.
     Other operating income as a percentage of total revenue (net interest income and other operating income) amounted to 17.8% for 2001, 14.5% for 2000 and 12.6% for 1999. This increase is the result of revenue enhancement initiatives, some of which are discussed above, that were implemented primarily in January 2001.

OTHER OPERATING EXPENSES
     The aggregate of noninterest expenses for 2001 increased by $253,000, or 2.5%, over 2000. This increase in noninterest expense is discussed below as it pertains to the various expense categories.
     Employee salaries and wages decreased by $104,000, or 2.3%, from 2000. This decrease was essentially due to a reduction in staff that occurred through an early retirement program and attrition. In addition, the cost of the early retirement program significantly increased expenses in 2000 in the amount of $292,000. Since December 2000, full-time equivalent employees have been reduced from 131 to 124 in December 2001. The above items were partially offset by increases in salaries and wages for 2001 that were a result of annual merit and cost-of-living increases, planned staff additions and the cost of incentives paid to staff under a bank-wide incentive plan that was based on the bank's 2001 financial performance. New staff positions in 2001 included an investment representative for T.H.E. Financial Group who is now a bank employee and various support staff positions.
     Employee benefit costs decreased by $6,000, or 0.6%, from 2000. For 2001, there was an increase in profit sharing cost as the bank increased its contribution from 5% of qualifying wages 2000 to 6% in 2001. This increase was offset by a decrease in costs related to the staff reduction discussed above. In addition, results for 2000 included benefit and payroll tax costs related to the early retirement program.
     Occupancy, furniture and equipment expenses for 2001 increased by $99,000, or 8.4%, over 2000. This was due to an increase in equipment depreciation expense, lease expense and other occupancy related expenses. The increase in lease and other occupancy related expenses related primarily to the opening of the new Locust Street, Columbia office in April 2000 and the opening of an office in Lancaster for our Wealth Management Group in August 2000. The increase in equipment depreciation is related to systems and equipment implemented with technology initiatives primarily in the fourth quarter of 2000.

     Professional fees for 2001 decreased by $50,000, or 8.3%, from 2000. The decrease is primarily a result of consulting fees paid in 2000 to the consulting division of Metavante Corporation to provide services in connection with the implementation of various technology, operational efficiency and revenue enhancement initiatives. Payments under this contract concluded in the first quarter of 2001.
     Expenses related to data processing services amounted to $537,000 for 2001, as compared to $214,000 for 2000. This increase related primarily to costs for services related to new core processing and trust systems, a sales platform and a wide-area network which were implemented in November 2000.
     Other operating expenses for 2001 decreased by $9,000, or 0.4%, from 2000. Impacting other operating expenses in 2001 were the following:
*  an increase in foreclosed real estate expense of $27,000;
*  a decrease in travel and meals costs of $67,000;
*  a decrease in check losses in the amount of $53,000;
* an increase in software amortization costs in the amount of $123,000; and
* slight decreases in various other expense categories. Decreased travel and meals costs related primarily to increased costs in 2000 associated with the implementation of a new core processing system. Decreased check loss expense related primarily to the recovery in 2001 of a large check loss that occurred during 2000. Increased software amortization and staff training costs primarily related to the implementation of the new data processing system and related technology initiatives.
     The aggregate of noninterest expenses for 2000 increased by $2,224,000, or 28.8%, over 1999. This noninterest expense increase is discussed below as it pertains to the various expense categories.
     Employee salaries and wages increased by $987,000, or 27.5%, over 1999. This increase was essentially due to annual merit and cost-of-living increases, the cost of the early retirement package, planned staff additions and the compensation impact of our new paid-time-off program. The new paid-time-off program required an accrual of $62,000 for the cost of time-off earned, but not taken in 2000. The early retirement package was offered in October 2000 to certain employees who met age and years-of-service requirements. Ten employees took advantage of the early retirement offer at a total salary cost of $292,000. In addition to the salary cost, eligible employees were also able to continue health insurance coverage for three years. Planned staff additions in 2000 included staff for our expanded Wealth Management Group, key senior management positions and staff for a new community banking office.
     Related fringe benefits increased by $274,000, or 34.2%, over 1999. The increased expense was primarily a result of the cost of health insurance and payroll taxes under the early retirement program which amounted to $76,000, the cost of a new short-term disability benefit plan and increased employee benefit costs as a result of staff additions.
     Occupancy, furniture and equipment expenses for 2000 increased by $199,000, or 20.4%, over 1999. This was due to an increase in lease expense, other occupancy related expenses, equipment depreciation and other equipment related costs. The increase in lease and other occupancy related expenses related primarily to the opening of the new offices described earlier. The increase in equipment depreciation and other equipment related costs was primarily a result of equipment installed with the bank's technology initiatives undertaken during 2000. The technology initiatives included the implementation of a voice-response unit, a marketing customer information file (MCIF) database system, a bank-wide network and new core and trust data processing systems. The bank's former internal core processing system was converted to an externally based system provided by Metavante Corporation of Milwaukee, Wisconsin, in November 2000.
     Professional fees for 2000 increased by $251,000, or 71.1%, over 1999. Consulting fees incurred in 2000 included amounts paid to the consulting division of Metavante Corporation to provide services in connection with the implementation of the new core data processing and related systems. With their assistance, we evaluated our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities. Other professional fees incurred in 2000 included amounts paid to an independent company to perform internal audit and loan review services. The fees paid for internal audit services replaced the cost of maintaining our own internal audit department that had two employees.
     Data processing services amounted to $214,000 for 2000, as compared to $61,000 for 1999. This increase relates primarily to costs for services provided by Metavante Corporation related to new core-processing and trust systems, a sales platform and a wide-area network which were implemented in November 2000.
     Other operating expenses for 2000 increased by $361,000, or 18.5%, over 1999. Contributing factors to the increase in other operating expenses as compared to 1999 included the following:
* an increase in travel and meals costs in the amount of $116,000;
* an increase in advertising and marketing related expenses in the amount of $44,000;
*  an increase in check losses in the amount of $30,000;
*  an increase in MAC fees of $23,000;
* an increase in software amortization costs in the amount of $20,000;
*  an increase in staff training costs of $15,000; and
*  minor increases in various other expense categories.
     Increased travel and meals costs, software amortization and staff training costs were primarily related to the implementation of the new data processing system and related technology initiatives.
     During 2000, with the implementation of the technology initiatives discussed above, Union National incurred total non-recurring costs of approximately $330,000, net of tax. These costs included travel and meals costs, consulting fees, training and additional salary and wage costs. Total non-recurring costs incurred in 2000 for technology-related initiatives and the early retirement package discussed above amounted to approximately $575,000, net of tax. Without considering these non-recurring costs, net income would have amounted to $2,242,000, a decrease of $843,000, or 27.3%, from total net income for 1999.

INCOME TAXES
     For 2001, Union National had income tax expense of $231,000, as compared to an income tax benefit of $50,000 for 2000 and income tax expense of $722,000 for 1999. The effective tax rate for 2001 was 9.3%, as compared to 3.1% for 2000 and 19.0% for 1999. The increase in income tax expense in 2001 was primarily due to an increase in earnings before income taxes. The realization of net deferred tax assets, which amounted to $556,000 at December 31, 2001, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

CHANGES IN ACCOUNTING STANDARDS
     In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."
     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.
     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized, but should be tested for impairment at least annually. The statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement became effective for Union National in January of 2002. Union National has no goodwill or other intangible assets covered by this statement.

     In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective on January 1, 2003.
     In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,
"Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This statement also amends APB No. 51, "Consolidated Financial Statements" and was effective for Union National on January 1, 2002.
     The provisions of the above statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

FINANCIAL CONDITION
INVESTMENT SECURITIES
     Union National has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. Union National possesses both the intent, subject to credit impairment, and ability to hold each security in its investment portfolio to maturity. Union National does recognize that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, Union National has designated certain specific debt securities as being available-for-sale. The designation of these securities as available-for-sale gives Union National the ability to liquidate them without calling into question Union National's intent to hold the remaining portion of its portfolio to maturity. In addition, all marketable equity securities are classified as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported net of tax as accumulated other comprehensive income, which is a separate component of stockholders' equity. Securities classified as being held-to-maturity are carried in the financial statements at their amortized cost.
     The amortized cost of the investment securities decreased by $161,000 from the prior year. This decrease was primarily a factor of changes in available funding and the amount of funding that was needed to invest in loan growth at Union National.
     Fixed-rate mortgage-backed securities, known as collateralized mortgage obligations (CMOs), had an amortized cost of $15,803,000 at December 31, 2001, compared to $17,922,000 at
December 31, 2000. These CMOs had a weighted-average yield of 6.29% at December 31, 2001. As of December 31, 2001, the expected weighted-average life of these CMOs was approximately 2.8 years, as compared to 4.8 years at December 31, 2000. The weighted-average life represents expected cash flows of the investment weighted over time. The decrease in the weighted-average life from 2000 to 2001 resulted from normal amortization and a decline in long-term mortgage interest rates during 2001. These decreased rates increased the payment speeds on the underlying mortgage loans resulting in an increase of overall investment cash flows. Cash flows from these securities and changes in market interest rates are considered in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussion.
     The amortized cost of variable-rate mortgage-backed securities, amounted to $4,087,000 at December 31, 2001, and $12,477,000 at December 31, 2000. These securities were reduced through prepayments and security sales as management anticipated interest rate declines.
     The expected cash flows from the investment securities, including estimated prepayments and expected call options, is currently estimated at $14,800,000 for 2002, which represents approximately 19% of the bank's investment securities as compared to 18% as estimated at December 31, 2000, for 2001. These factors affecting the bank's investment securities, as previously discussed, are included in the bank's internal management information when assessing liquidity and interest rate risks. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussions on these risks.
     Management periodically assesses the strategy of selling adjustable-rate mortgage-backed securities, CMOs and other available-for-sale securities. Investment security purchases and sales are affected in order to enhance the bank's net interest margin, while managing liquidity and interest rate risk within specified limits. Based on the current interest rate environment, management will be evaluating its available-for-sale portfolio for possible opportunities to increase its earnings for the year 2002 and future years through potential investment security sales.
     Union National did not hold any security that had a market value decline below cost that is other than temporary at December 31, 2001. In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer. During 2001, Union National purchased approximately $9,551,000, net of sales, in investment-grade corporate securities. Corporate security holdings include floating- and fixed-rate long-term trust preferred securities that had a carrying value of $6,550,000 at December 31, 2001. These securities presented value as compared to current market interest rates in exchange for the inherent credit risk.
     At December 31, 2001, net unrealized gains for securities classified as available-for-sale were $657,000, and the net unrealized losses for securities classified as held-to-maturity were $340,000. In comparison, at December 31, 2000, the net unrealized losses for securities classified as available-for-sale were $304,000 and the total unrealized losses for securities classified as held-to-maturity were $179,000. The unrealized gains on the available-for-sale securities, net of income tax effect, amounted to an increase in stockholders' equity of $434,000 at December 31, 2001, and a decrease of $201,000 at December 31, 2000. Except as discussed under the Net Interest Income section with regards to the impact of interest rate changes on the results of operations, management believes that the effects of any unrealized losses in the available-for-sale investment portfolio on future earnings, liquidity and capital resources to be immaterial.

     The following shows the summary of investment securities held by Union National:

  (In thousands)            Carrying Value at December 31,
                 ________________________________________________
                            2001                     2000
                 _______________________    _____________________
                   Available-   Held-to-    Available-   Held-to-
                   for-Sale     Maturity     for-Sale    Maturity
                 ____________   ________    __________   ________
U.S. Treasury
 Securities         $     -     $      -      $     -    $     -
Obligations of U.S.
 Government Agencies  1,024            -        9,854          -
Obligations of State
 and Political
 Subdivisions         9,824       11,835        9,580     11,639
Corporate Securities 16,264        1,500        6,757      2,500
Mortgage-Backed
 Securities          34,484            -       33,892          -
Equity Securities     3,437            -        3,346          -
                 ____________   _________   __________   ________
 Total              $65,033      $13,335     $ 63,429     $14,139
                 ============   =========   ==========   ========


    (In thousands)            Carrying Value at December 31,

                ________________________________________________
                            1999
                ________________________
                  Available-    Held-to-
                   for-Sale     Maturity
                ____________   _________
U.S. Treasury
 Securities          $ 2,001    $     -
Obligations of U.S.
 Government Agencies  11,013          -
Obligations of State
 and Political
 Subdivisions              -     25,452
Corporate Securities   5,592      3,260
Mortgage-Backed
 Securities           30,110          -
Equity Securities      3,398          -
                ____________   _________
  Total             $ 52,114    $28,712
                ============   =========


The following table illustrates the maturities of investment securities and the weighted-average yields based upon amortized cost as of December 31, 2001. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

                          Within     1 - 5     5 - 10     Over
    (In thousands)        1 Year     Years      Years   10 Years
                         ________   _______   _______   _________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value              $     -   $   550    $ 1,482   $ 7,792
  Amortized Cost                -       548      1,474     7,675
  Yield                                8.16%      7.84%     7.99%
Obligations of U.S.
 Government Agencies:
  Fair Value                    -     1,024          -         -
  Amortized Cost                -     1,020          -         -
  Yield                                4.72%
Mortgage-Backed Securities
 by Contractual Maturity:*
  Fair Value                    -         -      3,660    30,824
  Amortized Cost                -         -      3,704    30,466
  Yield                                           5.18%     6.20%

Corporate Securities:
  Fair Value                2,180     5,981      1,000     7,103
  Amortized Cost            2,173     5,963      1,000     7,050
  Yield                      6.22%     6.16%      7.50%     6.03%
Equity Securities:
  Fair Value
  Amortized Cost
  Yield

Held-to-Maturity Securities:
Obligations of State and
 Political Subdivisions:
  Fair Value                    -         -      2,317     9,246
  Amortized Cost                -         -      2,323     9,512
  Yield                                           6.92%     7.33%

Corporate Securities:
  Fair Value                    -         -          -     1,432
  Amortized Cost                -         -          -     1,500
  Yield                                                     9.25%
Total Securities:
  Fair Value
  Amortized Cost
  Yield

* It is anticipated that these mortgage-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for mortgage-backed securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


    (In thousands)           Total
                            ______
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value              $ 9,824
  Amortized Cost            9,697
  Yield                      7.98%

Obligations of U.S.
 Government Agencies:
  Fair Value                1,024
  Amortized Cost            1,020
  Yield                      4.72%

Mortgage-Backed Securities
 by Contractual Maturity:*
  Fair Value               34,484
  Amortized Cost           34,170
  Yield                      6.09%

Corporate Securities:
  Fair Value               16,264
  Amortized Cost           16,186
  Yield                      6.19%

Equity Securities:
  Fair Value                3,437
  Amortized Cost            3,303
  Yield                      6.38%

Held-to-Maturity Securities:
Obligations of State and
 Political Subdivisions:
  Fair Value               11,563
  Amortized Cost           11,835
  Yield                      7.25%

Corporate Securities:
  Fair Value                1,432
  Amortized Cost            1,500
  Yield                      9.25%
                            ______
Total Securities:
  Fair Value              $78,028
  Amortized Cost           77,711
  Yield                      6.58%
                            ======

* It is anticipated that these mortgage-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for mortgage-backed securities is impacted for normal amortization and estimated prepayments based on current market interest rates.

LOANS
     Total net loans were $203,581,000 at December 31, 2001, representing a 9.5% increase over net loans of $185,981,000 at December 31, 2000. As shown in the following table, the increase in loans resulted primarily from growth in numerous loan categories, including construction and land development and residential mortgages. The large increase in residential mortgage loans related primarily to the purchase of a pool of approximately $25,000,000 in first-lien residential mortgage loans in November 2001. The purchase of these loans was funded by the sale of certain mortgage-backed and other securities and by additional borrowings from the FHLB. These loans were purchased at a premium and the resulting yield may be impacted by future prepayment speeds. The impact of these prepayment speeds on the bank's net interest margin was included in the income simulation model at December 31, 2001. At December 31, 2001, there were no loan concentrations over 10% of loans outstanding to any one category or borrower. However, loans secured by real estate constitute 88% of the bank's loan portfolio; consequently, the quality of these loans is affected by the region's economy and real estate market. Total net loans with variable-rate pricing amounted to $64,039,000 at December 31, 2001, and $59,132,000 at
December 31, 2000.  See section on Market Risk - Interest Rate
Risk.
     Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material adverse impact on future results of operations, liq-uidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may result in the inability of loans amounting to $1,893,000 to comply with their respective repayment terms. This represents a decrease from the amount of $3,061,000 at December 31, 2000. This decrease is due to several large loans that were paid off, partially charged-off or began to perform satisfactorily for an extended period of time. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management expects that a portion of these loans may be classified as nonperforming in 2002. The nonperforming loans table, appearing in the section entitled Nonperforming Assets, does not include the aforementioned loans.

NONPERFORMING ASSETS
     Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after the past due principal is brought current and deemed collectible in full. If nonaccrual loans had been current and in accordance with their original terms, gross interest income of approximately $168,000 would have been recorded on such loans for the year ended December 31, 2001, and $199,000 for the year ended December 31, 2000. Interest income recognized on such loans approximated $4,000 for the year ended December 31, 2001, and $60,000 for the year ended December 31, 2000. At December 31, 2001, total nonperforming loans amounted to $2,204,000, or 1.1% of total net loans, as compared to $1,789,000, or 1.0% of total net loans, at December 31, 2000. Historically, the percent of nonperforming loans to total net loans as of December 31, for the previous five-year period, was an average of 0.8%. The increase in nonperforming loans at December 31, 2001, was due to several well-secured mortgage loans that are in the process of collection. There are no troubled debt restructurings.

Loans are composed of the following:

                                           December 31,
                              __________________________________
      (In thousands)             2001        2000       1999
                              __________   _________   __________
Real Estate Mortgage:
  First and Second Residential $127,547    $105,903    $103,264
  Commercial and Industrial      35,842      39,126      34,332
  Construction and Land
   Development                    8,388       4,868       5,943
  Agricultural                    7,752       8,763       6,355
Commercial and Industrial         9,141       9,446       7,571
Consumer                          7,649       8,854       8,725
Agricultural                        569         987       2,073
Other                             6,172       8,080       6,653
                              __________   _________   __________
   Total Loans                  203,060     186,027     174,916
Add: Unamortized Premium on
     Purchased Loans                558           -           -
Less: Unearned Income               (37)        (46)        (62)
                              __________   _________   __________
   Net Loans                   $203,581    $185,981    $174,854
                              ==========   =========   ==========
                                           December 31,
                             ____________________________________
      (In thousands)             1998        1997
                              __________   _________
Real Estate Mortgage:
  First and Second Residential $ 99,984    $ 93,495
  Commercial and Industrial      29,968      23,777
  Construction and Land
   Development                    6,586       9,630
  Agricultural                    5,727       4,598
Commercial and Industrial         6,042       6,035
Consumer                          9,311       9,320
Agricultural                      2,550       2,213
Other                             3,698       3,720
                              __________   _________
   Total Loans                  163,866     152,788
Add: Unamortized Premium on
     Purchased Loans                  -           -
Less: Unearned Income               (70)        (89)
                              __________   _________
   Net Loans                   $163,796    $152,699
                              ==========   =========

The loan maturities and interest sensitivity of total loans, excluding residential real estate mortgages and consumer loans at December 31, 2001, are as follows:

                                      Years to Maturity*
                            ____________________________________
                            Within    1 - 5     Over
    (In thousands)          1 Year    Years    5 Years   Total
                            _______ _________ ________ _________
Commercial,
  Agricultural and Other    $ 8,507  $ 7,951  $43,018  $59,476
Construction and Land
   Development                6,170      288    1,930    8,388
                            _______ _________ ________ _________
   Total                    $14,677  $ 8,239  $44,948  $67,864
                            ======= ========= ======== =========
Fixed Interest Rates        $ 3,363  $ 6,535  $17,272  $27,170
Floating or Adjustable
   Interest Rates            11,314    1,704   27,676   40,694
                            _______ _________ ________ _________
   Total                    $14,677  $ 8,239  $44,948  $67,864
                            ======= ========= ======== =========
*  Due to interest rate levels, economic conditions and other relevant factors, it is anticipated that there will be loans that are repaid prior to their contractual maturity dates.


     At December 31, 2001, the recorded investment in loans that are considered to be impaired under generally accepted accounting principles was $681,000 as compared to $1,085,000 at December 31, 2000. The decrease in impaired loans is primarily related to a large commercial loan that was returned to accrual status in 2001. These amounts are included in the nonaccrual loans reflected below. The measure of impairment is based on the fair value of the collateral, since foreclosure is probable. The related allowance for loan losses amounted to $107,000 at December 31, 2001, and $178,000 at December 31, 2000. The average recorded investment in impaired loans was $968,000 during the year ended December 31, 2001, and $1,087,000 during the year ended December 31, 2000.

     The following shows the summary of nonperforming loans:

                                            December 31,
                                _________________________________
      (In thousands)               2001        2000      1999
                                _________    ________   _________
Nonaccruing Loans               $ 1,589     $ 1,625     $ 1,343
Accruing Loans - 90 days or
  more past due                     615         164         132
                               _________    ________   __________
  Total Nonperforming
    Loans                       $ 2,204     $ 1,789     $ 1,475
                               =========    ========   ==========
  Nonperforming Loans
    as a % of Net Loans             1.1%        1.0%         .8%
                               =========    ========   ==========
  Allowance for Loan
    Losses as a % of
    Nonperforming Loans              86%        100%        121%
                               =========    ========   ==========
                                     December 31,
                              ___________________________
      (In thousands)               1998        1997
                              _____________ _____________
Nonaccruing Loans               $   131     $    94
Accruing Loans - 90 days or
  more past due                     843         612
                             _____________ _____________
  Total Nonperforming
    Loans                       $   974     $   706
                               =========    ========
  Nonperforming Loans
    as a % of Net Loans              .6%         .5%
                               =========    ========
  Allowance for Loan
    Losses as a % of
    Nonperforming Loans             179%        226%
                               =========    ========

     Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $43,000 at December 31, 2001, and $159,000 at December 31, 2000. Foreclosed real estate as of December 31, 2001, consists of residential real estate that was foreclosed on after a borrower defaulted on their mortgage loan. The foreclosed real estate expense, including cost write-downs to fair value, which impacted the results of operations amounted to $46,000 for the year ended December 31, 2001, and $19,000 for the year ended December 31, 2000.

LOAN QUALITY/ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination as of June 30, 2001.
     During 2001, an ongoing loan review was performed on selected portions of the loan portfolio by an independent consultant. Senior management evaluates credit risk on a quarterly basis, or more frequently, as circumstances dictate. At December 31, 2001, the percent of loans secured by real estate was 88% of the overall loan portfolio. Union National's current policy generally requires that the borrower provide 20% equity for residential mortgage loans. However, certain home equity loans will be made with less than 20% equity and the interest rate on the loan is adjusted to reflect this increased risk.
     The allowance for loan losses increased by $106,000 from the prior year. This increase was primarily a result of increased loan balances and increased nonperforming loans. The ratio of the allowance for loan losses to net loans was 0.93% at December 31, 2001, as compared to 0.96% at December 31, 2000. Management believes, based on information currently available, that the current allowance for loan losses of $1,893,000 is adequate to meet potential loan losses. Management expects loan charge-offs, net of recoveries, to be below the level of net loan charge-offs for 2001 and 2000.

Analysis of Allowance for Loan Losses

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                 2001        2000       1999
                                __________   ________   _________
Average Total Loans
  Outstanding
    (Less Unearned Income)      $186,877    $ 182,728   $169,667
                                ==========   ========   =========
Allowance for Loan Losses,
  Beginning of Year             $  1,787     $  1,783   $  1,743
  Loans Charged-Off During Year:
   Real Estate*                      133          162         72
   Consumer                          167           92         74
  Commercial, Industrial
   and Agricultural                  240          169         77
                                __________   ________   _________
    Total Charge-Offs                540          423        223
Recoveries of Loans
  Previously Charged-Off:
    Real Estate*                       5            1          -
    Consumer                          54           22         35
    Commercial, Industrial
      and Agricultural                11            7         14
                                __________   ________   _________
    Total Recoveries                  70           30         49
                                __________   ________   _________
    Net Loans Charged-Off            470          393        174
Provision for Loan Losses
  Charged to Operations              576          397        214
                                __________   ________   _________
Allowance for Loan Losses,
  End of Year                   $  1,893     $  1,787   $  1,783
                                ==========   ========   =========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding                  .25%         .22%       .10%
                                ==========   ========   =========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year                     .93%         .96%      1.02%
                                ==========   ========   =========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.


                                Years Ended December 31,
                                 _____________________
    (In thousands)                 1998         1997
                                 __________   ________
Average Total Loans
  Outstanding
    (Less Unearned Income)        $162,090    $140,925
                                 ==========   ========
Allowance for Loan Losses,
  Beginning of Year               $  1,593    $  1,371
Loans Charged-Off During Year:
  Real Estate*                          16           -
  Consumer                             186          83
  Commercial, Industrial
    and Agricultural                    34         117
                                __________    ________
    Total Charge-Offs                  236         200
Recoveries of Loans
  Previously Charged-Off:
    Real Estate*                         -           -
    Consumer                            51          13
    Commercial, Industrial
      and Agricultural                  10          19
                                __________    ________
    Total Recoveries                    61          32
                                __________    ________
    Net Loans Charged-Off              175         168

Provision for Loan Losses
  Charged to Operations                325         390
                                __________    ________
Allowance for Loan Losses,
  End of Year                     $  1,743    $  1,593
                                ==========    ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding                    .11%      .12%
                                ==========   ========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year                      1.06%     1.04%
                                ==========   ========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.


     The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, a specific allocation and a portion unallocated to specific loans or specific groups of loans. The specific allocation component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category as adjusted for current economic conditions. The determination of the remaining portion of the allowance inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in Union National's historical loss factors used to determine the specific allocation component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete. This portion of the allowance for loan losses is established to cover probable and incurred losses in Union National's overall loan portfolio that have not yet been identified.
     The following sets forth an allocation of the allowance for loan losses by category. The specific allocation in any particular category may be reallocated in the future to reflect current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.


                              Amount          Percent of Loans
                          (In thousands)      in each Category
                        _________________     __________________
December 31, 2001:
 Commercial, Industrial
  and Agricultural            $ 1,131                 33%
 Real Estate-
  Residential Mortgages           250                 63
 Consumer                         266                  4
 Unallocated                      246                  -
                             __________              _____

                             $  1,893                100%
                             ==========              =====
December 31, 2000:
 Commercial, Industrial
  and Agricultural           $    971                 38%
 Real Estate-
  Residential Mortgages           430                 57
 Consumer                         129                  5
 Unallocated                      257                  -
                             __________              _____
                             $  1,787                100%
                             ==========              =====
December 31, 1999:
 Commercial, Industrial
   and Agricultural          $    857                 36%
 Real Estate-
   Residential Mortgages          460                 59
 Consumer                         142                  5
 Unallocated                      324                  -
                             __________              _____
                             $  1,783                100%
                             ==========              =====


December 31, 1998:
 Commercial, Industrial
   and Agricultural          $    705                 33%
 Real Estate-
   Residential Mortgages          543                 61
 Consumer                         495                  6
                             __________              _____
                             $  1,743                100%
                             ==========              =====
December 31, 1997:
 Commercial, Industrial
   and Agricultural          $    532                 33%
 Real Estate-
   Residential Mortgages          580                 61
 Consumer                         481                  6
                             __________              _____
                             $  1,593                100%
                             ==========              =====


LIQUIDITY
     Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
* maturing investment securities and the sale of available-for-sale investment securities;
* overnight correspondent bank borrowings on various credit lines;
*  payments on loans and mortgage-backed securities; and
*  a growing core deposit base.
     Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and that liquidity consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.
     Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of December 31, 2001, the bank had received long-term advances of $61,252,000 from its available credit of $126,179,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding borrowings of $61,252,000 at December 31, 2001, had a weighted-average rate of 5.09% and total borrowings of $41,305,000 at December 31, 2000, had a weighted-average rate of 5.99%. As of December 31, 2001, advances of $3,532,000 are due in 2002 and advances of $20,000,000 are convertible in 2002. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

INFLATION
     Inflation has some impact on Union National's operating costs, but unlike many other companies, substantially all of Union National's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National's performance than the general level of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The effects of changes in interest rates is
discussed in the following section on Market Risk   Interest Rate
Risk.

MARKET RISK - INTEREST RATE RISK
     As a financial institution, Union National's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the bank's assets and liabilities. Virtually all of Union National's interest-sensitive assets and liabilities are held by the bank, and therefore, interest rate risk management procedures are performed by the bank. The nature of the bank's current operations is such that the bank is not subject to foreign currency exchange or commodity price risk. Union National does not own any trading assets.
     The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the bank's Board of Directors. The bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. The bank retains an outside consulting firm to assist in monitoring its interest rate risk using income simulation models on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.
     In addition, the bank utilizes an interest rate-sensitivity report called a "GAP" report, which illustrates the time intervals of cash flows or the next repricing date of interest-earning assets and interest-bearing liabilities. The bank's GAP reports reflect a consistent negative rate-sensitivity position throughout the first year, in that rate-sensitive liabilities exceed rate-sensitive assets. The following analysis reflects cumulative rate-sensitive assets of $108,494,000, as compared to cumulative rate-sensitive liabilities of $114,259,000 as of the one-year time frame. The bank's cumulative interest-sensitivity gap for the one-year time frame is a negative 1.9% of total assets at December 31, 2001, as compared to a negative 6.6% at December 31, 2000. The bank manages the interest-sensitivity gap for the one-year time frame with a guideline of plus 15% to negative 15% of total assets. The interest rate-sensitivity analysis for the bank with investment securities at amortized cost at December 31, 2001, is as follows:

Interest Rate Sensitivity

                          1 - 90   91 - 365    1 - 3     3 - 5
  (In thousands)           Days      Days      Years     Years
                         ________  ________  ________  ________
   ASSETS
 Earning Assets:
 Mortgage-Backed Securities:
  Variable               $    687  $ 3,400  $      -   $      -
  Fixed                     1,178    3,890    10,712      6,160
  Short-Term Investments and
    Other Investment
    Securities             11,413    6,703     5,204     10,473
 Net Loans:
  Variable                 28,536   11,585    17,159      6,759
  Fixed                    12,694   28,408    46,310     24,311
                         ________  ________  ________  ________
TOTAL                    $ 54,508  $ 53,986  $ 79,385   $ 47,703
                         ========  ========  ========  ========
 LIABILITIES
Deposits:
 Interest-Bearing Demand $  1,568 $      -  $      -   $      -
 Money Market              34,859        -         -          -
 Savings                        -      161         -          -
 Time                      22,831   46,321    22,956      4,034
FHLB Advances and
 Other Borrowings           7,302    1,217    12,347     12,325
                         ________  ________  ________  ________
TOTAL                    $ 66,560 $ 47,699  $ 35,303   $ 16,359
                         ========  ========  ========  ========
Cumulative Interest-
 Sensitivity Gap         $(12,052)$ (5,765) $ 38,317   $ 69,661
                         ========  ========  ========  ========
Cumulative Interest-
 Sensitivity Gap as a Percent
 of Total Assets             (3.9%)   (1.9%)   12.5%      22.6%
                         ========  ========  ========  ========
                          Over 5
  (In thousands)           Years     Total
                         ________  ________
   ASSETS
 Earning Assets:
 Mortgage-Backed Securities:
  Variable                $     -   $ 4,087
  Fixed                     8,143    30,083
  Short-Term Investments and
    Other Investment
    Securities             14,594    48,387
 Net Loans:
  Variable                      -    64,039
  Fixed                    27,819   139,542
                          ________  ________
  TOTAL                   $50,556  $286,138
                          ========  ========
     LIABILITIES
Deposits:
 Interest-Bearing Demand $ 34,075  $ 35,643
 Money Market                   -    34,859
 Savings                   24,616    24,777
 Time                           -    96,142

FHLB Advances and
 Other Borrowings          31,461    64,652
                          ________  ________
 TOTAL                   $ 90,152  $256,073
                          ========  ========
 Cumulative Interest-
 Sensitivity Gap         $ 30,065
                          ========
 Cumulative Interest-
  Sensitivity Gap as a Percent
  of Total Assets             9.8%
                          ========

     The amount of assets and liabilities shown, which reprice or mature during a particular period, were determined based on the earlier of when it reprices or when it is to be repaid for each asset or liability. Callable investment securities are reflected based on the security's anticipated call date, where the call on the security is likely when compared to the current interest rate yield curve. Also, loans and mortgage-backed securities are reflected based on contractual amortization or contractual interest rate adjustments and on estimates for prepayments and refinancings based on current market interest rates. Interest-bearing demand and savings deposits have always been considered a stable source of funds, and although the rates are subject to change, rates on these accounts historically have not changed as quickly or as often as other loan and deposit rates. Based on an historical analysis during periods of rising interest rates, a portion of these deposits will invest in higher yielding instruments. This portion is determined to be sensitive to interest rate fluctuations in the earliest periods. Management believes that the remaining balances of these deposits are not repriceable based on current industry experience. Management currently does not expect to fluctuate the interest rates on these deposit balances in any significant amount that would materially affect its GAP or income simulation models.
     Certain shortcomings are inherent in the method of analysis presented in the foregoing schedule. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain repriceable assets, such as adjustable-rate securities or loans, have features, like annual and lifetime rate caps or floors, that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, a change in market interest rates from the interest rate scenarios that existed on December 31, 2001, would likely cause assumptions, such as estimated prepayment speeds, refinancings, imbedded options, early withdrawals and FHLB advance conversion clauses to significantly change the GAP results above. Based on current market interest rates the $20,000,000 in FHLB convertible advances convertible in 2002 will not convert and are shown in the GAP report above based on their maturity date. In addition, as included in the bank's simulation model these advances will also not convert if market interest rates increase 2%.
     In an effort to assess market risk, the bank utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.
     The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The results of the simulation model could change significantly if there was not a parallel shift in interest rates and there was a resulting change in the assumed shape of the interest rate yield curve. The percentage declines in the table below are measured as percentage changes from the values of simulated net interest income in the current rate scenario and the impact of those changes on the prior year's net income. As a result of the simulation model, the following reflects the bank's net interest income and net income sensitivity analysis as of December 31, 2001 and 2000:

Sensitivity Analysis

                                 Percent Decrease in Categories
                              ___________________________________
                               Market     Current       Market
                              Interest     Market      Interest
                                Rate      Interest       Rate
                              Decline      Rates       Increase
                               of 2%                     of 2%
                             __________   _________   ___________
Net Interest Income:
 Policy Limit                   <10%          -          <10%
Hypothetical Percent Decrease
  from Current Rate Scenario:
   As of December 31, 2001       <2%          -           <1%
   As of December 31, 2000       <2%          -           <1%
Net Income:
Hypothetical Percent Decrease
  from Prior Year's Net Income:
   As of December 31, 2001       <5%          -           <3%
   As of December 31, 2000       <9%          -           <5%


     The preceding schedule indicates that as of December 31, 2001, a hypothetical 2% decline in prevailing market interest rates would cause the bank's net interest income to decline less than 2% from the current rate scenario and after adjusting for income taxes, a 2% decline in rates would cause less than a 5% impact to the net income in comparison to the net income earned in 2001. As of December 31, 2001, a 2% rise in prevailing market interest rates would cause the bank's net interest income to decline less than 1% from the current rate scenario and after adjusting for income taxes, a 2% rise in rates would cause less than a 3% impact to net income in comparison to the net income earned in 2001. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.
     The bank managed its interest rate risk position in 2001 by the following:
* marketing its variable-rate home equity line of credit and its variable-rate unsecured consumer line of credit;
* increasing its extensions of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
* repositioning of its investment security portfolio into floating-rate, short- or long-term securities or into purchased residential mortgages;
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
* adding to or restructuring of adjustable- and fixed-rate advances from the Federal Home Loan Bank, including convertible advances.
     The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

STOCKHOLDERS' EQUITY
     Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2002.
     On January 24, 2002, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 3.9% of the outstanding shares of Union National. The Board of Directors believes that a repurchase of this type, as available, is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares).
     Union National's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.40% for 2001, as compared to 8.30% for 2000. The dividend payout ratio, which represents the percentage of earnings returned to the stockholders in the form of cash dividends, was 48.9% for 2001 and 89.2% for 2000.
     Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at December 31, 2001, as compared to the bank's current risk-based capital ratio of 12.02%. The total risk-based capital ratio is computed by dividing adjusted stockholders' equity plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

     Banking regulations also require Union National and the bank to maintain certain minimum capital levels in relation to total assets. Failure to meet minimum capital requirements could result in prompt corrective action by the federal banking agencies. As of December 31, 2001 and 2000, Union National and the bank were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since year-end that management believes have changed these categorizations. The bank maintains the following leverage and risk-based capital ratios:

      (In thousands)                 December 31,  December 31,
                                        2001          2000
                                     ____________  ____________
Tier I - Total Stockholders' Equity   $ 23,979      $ 22,611
Tier II - Allowance for Loan Losses      1,893         1,787
                                     ____________  ____________
   Total Qualifying Capital           $ 25,872      $ 24,398
                                     ============  ============
Risk-adjusted On-balance-sheet Assets $203,351      $184,273
Risk-adjusted Off-balance-sheet
   Exposure                             11,806        16,526
                                     ____________  ____________
   Total Risk-adjusted Assets         $215,157      $200,799
                                     ============  ============
Actual Capital Ratio:
 Tier I Capital to Average Total Assets   7.95%         8.00%
 Minimum Required                         4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions            5.00          5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual           11.14%        11.26%
 Minimum Required                         4.00          4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            6.00          6.00

 Total Capital Ratio - Actual            12.02%        12.15%
 Minimum Required                         8.00          8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions           10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement      $  8,659      $  8,334
                                     ============  ============

     Consolidated leverage and risk-based capital ratios are not materially different from the ratios of the bank shown above.
     Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"). The BCL operates generally to preclude dividend payments if the effect thereof would render Union National insolvent, or result in negative net worth, as defined. As a practical matter, Union National's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the bank. Payment of dividends to Union National by the bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the bank to declare dividends in 2002 of approximately $802,000, plus an amount equal to the net profits of the bank in 2002 up to the date of any such dividend declaration.
     Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders of common stock may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. At December 31, 2001, the enrollment in the plan was 17% of the shares outstanding. As of December 31, 2001, 81,976 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan. Union National had approximately 1,292 stockholders at December 31, 2001, and approximately 1,282 stockholders at December 31, 2000.

REGULATORY ACTIVITY
     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National, the bank and its subsidiary. As a consequence of the extensive regulation of commercial banking and insurance activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Specifically, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National's ability to realize the value of deferred tax assets. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.
     Further, the business of Union National is affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank. In addition, management also expects increased competition in the banking industry as a result of the passage of the Gramm-Leach-Bliley Financial Services Modernization Act in November 1999. This act expanded the range of non-bank activities for certain bank holding companies, but also removed restrictions to the banking industry for other financial service companies.
     The bank is routinely examined by the OCC and no material adverse impact is anticipated on current or future operations and financial position as a result of this process. The last Community Reinvestment Act performance evaluation by the OCC resulted in a "satisfactory" rating of the bank's record of meeting the credit needs of its entire community.



                              EX-23.1
                              Consent of Beard Miller Company,
                           LLP, Independent Auditors

                         EXHIBIT 23.1
                         ____________

     Consent of Beard Miller Company LLP, Independent Auditors

               CONSENT OF BEARD MILLER COMPANY LLP
                       INDEPENDENT AUDITORS

Regarding:

Registration Statements, File No. 33-80093, 333-80739, and No.
333-27837

     We consent to the incorporation by reference in the above listed Registration Statements of our report dated January 18, 2002, with respect to the 2001 and 2000 consolidated financial statements of Union National Financial Corporation included in this Annual Report (Form 10-K) for the years ended December 31, 2001.

                                 /s/ Beard Miller Company, LLP

Harrisburg, Pennsylvania
March 27, 2002


                              EX-23.2
                     Consent of Trout, Ebersole & Groff,
                     LLP, Certified Public Accountants

                         EXHIBIT 23.2
                         ____________

            Consent of Trout, Ebersole, & Groff, LLP,
                   Certified Public Accountants

               CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Union National Financial Corporation of our report dated January 13, 2000 included in the 1999 Annual Report to Stockholders of Union National Financial Corporation.

     We also consent to the incorporation by reference in the Registration Statements No. 33-80093, 333-27837, and 333-80739,
of Union National Financial Corporation and in the related propectus of our report dated January 13, 2000 with respect to the consolidated financial statements of Union National Financial Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                 /s/ Trout, Ebersole & Groff, LLP
                                 Trout, Ebersole & Groff, LLP
                                 Certified Public Accountants

March 27, 2002
Lancaster, Pennsylvania