Form 10-Q
period 2002-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2002-05-15
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31,2002
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

 ___________________________________________________     ________
     (Address of principal executive offices)            Zip Code

                            (717) 653 - 1441
_________________________________________________________________
           (Registrant's telephone number, including area code)

                             Not Applicable
_________________________________________________________________
           (Former name, former address, & former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                   ______________
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,557,198     shares of $.25 (par) common stock were
_________________
outstanding as of May 1, 2002.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements        4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            5-12

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   12-14

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                15

  Item 2  - Changes in Securities and Use of Proceeds        15

  Item 3  - Defaults Upon Senior Securities                  15

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 15

  Item 5  - Other Information                                15

  Item 6  - Exhibits and Reports on Form 8-K                 15

Signature Page                                               16

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)3/31/02    12/31/01
                                          _______________________

ASSETS

Cash and Due from Banks                    $  5,629    $  8,227
Interest-Bearing Deposits in Other Banks        105          63
Federal Funds Sold                              420           -
Short-Term Investments                        4,000       4,999
                                          _______________________
   Total Cash and Cash Equivalents           10,154      13,289

Investment Securities Held-to-Maturity
 (Fair Value: 2002-$12,553;2001-$12,995)     12,836      13,335
Investment Securities Available-for-Sale     65,731      65,033
Loans Held for Sale                             372         574

Loans(Net of Unearned Income)               202,326     203,581
  Less: Allowance for Loan Losses            (1,904)     (1,893)
                                          _______________________
   Net Loans                                200,422     201,688

Premises and Equipment - Net                  6,638       6,734
Other Assets                                  7,495       7,020
                                          _______________________
   TOTAL ASSETS                            $303,648    $307,673
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                       $ 26,003    $ 24,065
 Interest-Bearing                           188,641     191,479
                                          _______________________
    Total Deposits                          214,644     215,544

Short-Term Borrowings                         3,855       3,400
Long-Term Debt                               57,937      61,252
Other Liabilities                             1,981       1,932
                                          _______________________
     TOTAL LIABILITIES                      278,417     282,128

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)         689         687
Shares: Authorized - 20,000,000; Issued -
  2,755,781 in 2002 (2,749,500 in 2001)
  Outstanding - 2,564,398 in 2002 (2,590,964
  in 2001)
Surplus                                       9,046       8,960
Retained Earnings                            19,024      18,631
Accumulated Other Comprehensive Income          127         434
Less: Treasury Stock - 191,383 shares in
 2002 (158,536 in 2001), at cost             (3,655)     (3,167)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              25,231      25,545
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $303,648    $307,673

                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                            2002       2001
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans                 $3,947      $3,951
Investment Securities:
  Taxable Interest                            779         907
  Tax-Exempt Interest                         267         285
  Dividends                                    40          54
 Other                                         15          57
                                     ____________________________
  Total Interest Income                     5,048       5,254

INTEREST EXPENSE
Deposits                                    1,322       1,988
Short-Term Borrowings                          17         157
Long-Term Debt                                871         563
                                     ____________________________
   Total Interest Expense                   2,210       2,708
                                     ____________________________
   Net Interest Income                      2,838       2,546
PROVISION for LOAN LOSSES                      25         113
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,813       2,433
OTHER OPERATING INCOME
Income from Fiduciary Activities               31          36
Service Charges on Deposit Accounts           256         228
Other Service Charges, Commissions, Fees      220         170
Investment Securities Gains/(Losses)          (20)         11
Other Income                                  157          76
                                     ____________________________
    Total Other Operating Income              644         521

OTHER OPERATING EXPENSES
Salaries and Wages                          1,096       1,058
Retirement Plan and Other Employee Benefits   285         275
Net Occupancy Expense                         164         171
Furniture and Equipment Expense               158         138
Professional Fees                             154         173
Data Processing Services                      144         124
Other Operating Expenses                      595         592
                                     ____________________________
    Total Other Operating Expenses          2,596       2,531
                                     ____________________________
    Income before Income Taxes                861         423
PROVISION (BENEFIT)for INCOME TAXES           144         (10)
                                     ____________________________
    NET INCOME for PERIOD                  $  717      $  433
                                     ============================
PER SHARE INFORMATION
 Net Income for Period (Basic and Assuming
   Dilution)                               $ 0.28      $ 0.17
Cash Dividends                             $0.125      $0.105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                      $  717      $  433
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                             (320)        472
Reclassification Adjustment for (Gains)/Losses
   Included in Net Income                      13          (7)
                                     ____________________________
Total Other Comprehensive Income/(Loss)      (307)        465
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD            $  410      $  898
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
         (In thousands)                      2002         2001
                                     ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                 $   717    $   433
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                  201        177
Provision for Loan Losses                       25        113
Investment Securities Gains/(Losses)            20        (11)
Provision for Deferred Income Taxes              7        106
Increase in Cash-Surrender Value of
  Bank-Owned Life Insurance                    (54)       (50)
Gains on Loans Sold                            (78)         -
Proceeds from Sales of Loans                 3,663          -
Loans Originated for Sale                   (3,383)         -
(Increase)/Decrease in Accrued
   Interest Receivable                        (116)       (13)
(Increase)/Decrease in Other Assets           (196)      (322)
 Increase/(Decrease) in Other Liabilities       49       (341)
                                     ____________________________
Net Cash Provided by Operating Activities      855         92

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities             5,293      8,932
Proceeds from Maturities of
   Available-for-Sale Securities             4,917      4,338
Proceeds from Maturities of
   Held-to-Maturity Securities                 499          4
Purchases of Available-for-Sale Securities (11,394)   (20,720)
Net Principal Collected on Loans             1,241        923
Purchases of Property and Equipment            (62)      (315)
                                     ____________________________

Net Cash (Used in) Investing Activities        494     (6,838)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                         (889)     5,247
Net Increase/(Decrease) in Certificates
 of Deposit                                    (11)    (4,896)
Net Increase/(Decrease) in Short-Term
 Borrowings                                    455     (5,334)
Proceeds from Issuance of Long-Term Debt     3,000     15,000
Payment on Long-Term Debt                   (6,315)      (809)
Acquisition of Treasury Stock                 (488)         -
Issuance of Common Stock                        88         61
Cash Dividends Paid                           (324)      (270)

____________________________
   Net Cash Provided by Financing Activities(4,484)     8,999
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                       (3,135)     2,253

CASH and CASH EQUIVALENTS -
  Beginning of Year                         13,289      7,715
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Year   $ 10,154   $  9,968
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
   Interest                               $  2,286   $  2,607
   Income Taxes                                  -          -

The accompanying notes are an integral part of the consolidated financial statements.


                UNION NATIONAL FINANCIAL CORPORATION
                      MOUNT JOY, PENNSYLVANIA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2001 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:
                             Basic         Assuming Dilution
                           _________       _________________
Three months ended:
    March 31, 2002         2,579,461           2,595,090
    March 31, 2001         2,578,000           2,592,569

4. In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective on January 1, 2003.

In April of 2002, the Financial Accounting Standards Board issued
Statement No. 145, "Recission of FASB Statements No. 4, 44, and
64, Amendment of FASB Statement No. 13, and Technical
Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements.

The provisions of the above statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

5. Certain reclassifications have been made to the 2001
consolidated financial statements to conform to the 2002 presentation.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 2001 Annual Report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended March 31, 2002, was $717,000, an increase of 65.6%, as compared to $433,000 for the same period of 2001. Basic and diluted earnings per share for the three months ended March 31, 2002, amounted to 28 cents and for the same period of 2001 basic and diluted earnings per share amounted to 17 cents.

Results of operations for the three months ended March 31, 2002, as compared to the same period of 2001 were impacted by the following items:
* Net income increased due to a widening of the spread between the interest rates earned on loans and investments as compared to the interest rates paid on deposits and short- and long-term borrowings.
* Net income increased due to growth of 6.6% in average earning assets, which was funded primarily by additional long-term borrowings.
* Net income increased due to a decrease of $88,000 in the provision for loan losses.
* Net income increased due to an increase in other operating income of $123,000, or 23.6%.
* Net income decreased due to an increase in other operating expenses of $65,000 or 2.6% for the three months ended March
31, 2002.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA) amounted to 0.94% on an annualized basis for the three months ended March 31, 2002, as compared to 0.61% for the same period of 2001. Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) was 11.35% on an annualized basis for the current period as compared to 7.25% for the same period of 2001.

Management currently expects only moderate growth in loans and deposits for the remainder of 2002. This is expected due to increased competition in Union National's market area and uncertain current economic conditions. However, management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

The economy in the bank's market area may be negatively impacted by the effects of national events and may be subject to overall national economic trends. The overall effects of economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loans.

Net Interest Income

Net interest income is the amount by which interest income on loans, investments and other interest-bearing assets exceeds interest incurred on deposits and other interest-bearing liabilities. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-bearing assets and liabilities.

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended March 31, 2002, increased by $277,000 or 10.1% over the same period of 2001.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $217,000 in comparing the three months ended March 31, 2002, to the same period of 2001. Growth of 6.6% in average earning assets was funded primarily by additional long-term borrowings.

The overall interest rate on the average total earning assets for the three months ended March 31, 2002, was 7.27%, as compared to 8.08% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 3.52% for the three months ended March 31, 2002, and 4.61% for the three months ended March 31, 2001. The net effect of these interest rate changes was to increase net interest income in the amount of $60,000 for the three months ended March 31, 2002, over the same period in 2001. The net interest margin percentage for the three months ended March 31, 2002, was 4.20%, as compared to 4.06% for the same period of 2001. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2002.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of March 31, 2002, the bank received long-term advances of $57,937,000 from its available credit of $134,770,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 5.04% at March 31, 2002, with maturities ranging from September 2002 to February 2011.

During the first quarter of 2002, Union National restructured some long-term borrowings with the FHLB. A total of $4,000,000 in borrowings with a weighted-average rate of 5.24% were paid off and were replaced with borrowings of slightly longer maturities that bear a weighted-average rate of 3.84%. The restructuring of these borrowings will benefit Union National in future periods.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time the prime interest rate has declined from 9.50% to 4.75%. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the interest yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2002, it is currently anticipated that the bank's net interest margin percentage will widen slightly in comparison to current levels. The net interest margin is currently expected to widen as higher fixed-rate certificates of deposit mature and reprice to lower current levels. In addition, a portion of Union National's loan portfolio has now repriced to their interest rate floor and will not be impacted by future rate reductions. However, the bank's net interest margin may still be impacted by future actions of the Federal Reserve Bank. In addition, income from growth in earning assets during 2001 and the first three months of 2002, net of costs resulting from growth in deposits and borrowings, should increase the net interest margin for the remainder of 2002. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of March 31, 2002, may result in a net interest margin for the remainder of 2002 that reflects a moderate increase over the net interest margin earned during the same period of 2001. The yield curve during the remainder of 2002, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $25,000 for the three months ended March 31, 2002, and $113,000 for the three months ended March 31, 2001. Net charge-offs for the three months ended March 31, 2002, were $14,000, as compared to $13,000 for the same period of last year. The lower provision for loan losses for the first quarter of 2002 can be attributed to a low level of net charge-offs accompanied by generally stable levels of nonperforming loans. In contrast, during the first quarter of 2001, Union National experienced increased levels of nonperforming loans. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $123,000, or 23.6%, for the three months ended March 31, 2002, as compared to the same period of 2001. Contributing factors to the increase in other operating income as compared to the same periods in 2001 are summarized below:
                                        Amount of
                                        Increase
                                       (Decrease)
                                       ___________

     Insufficient Funds Charges         $  12,000
     ATM Usage Fees                        19,000
     Mutual Fund Commissions               46,000
     Debit Card Earnings                   20,000
     Investment Securities Gains/(Losses) (31,000)
     Gains on Loans Sold                   78,000

The increase in ATM usage fees is a result of a fee change implemented in the first quarter of 2001. The gains on loans sold are a result of a new mortgage program that Union National implemented in November 2001. Through this program, Union National is able to offer expanded mortgage products at competitive rates. These mortgages are sold to the FHLB, but the servicing is still handled by Union National so the sale is transparent to customers. Other fee increases detailed above are generally a result of increased transaction volumes. Other operating income as a percentage of total revenue (net interest income and other operating income) was 18.5% for the three months ended March 31, 2002, as compared to 17.0% for the same period of last year. The bank also currently assesses a surcharge at its ATMs; however, ATM surcharges, or the elimination thereof, may be subject to future legislation.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended
March 31, 2002, increased by $65,000, or 2.6%, over the same period in 2001. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $38,000, or 3.6% for the three months ended March 31, 2002, as compared to the same period of last year. This increase was essentially due to annual merit and cost-of-living increases and incentives for staff for reaching certain sales and profitability goals. Offsetting the increased salary costs of the above items is the cost savings resulting from ensuring more efficient staffing levels throughout the bank. Full-time equivalent employees were 123 in March 2002 and 125 in March 2001. The cost of retirement plans and other employee benefits for 2002 increased by $10,000 or 3.6% as compared to 2001.

Occupancy, furniture and equipment expenses increased by $13,000, or 4.2%, for the three months ended March 31, 2002, as compared to the same period of the previous year. Professional fees for the three months ended March 31, 2002, have decreased by $19,000 and data processing fees have increased by $20,000, as compared to the same period of last year.

Other operating expenses increased by $3,000 for the three months ended March 31, 2002, as compared to the same period of 2001. Impacting other operating expenses as compared to the same period in 2001 were an increase in software costs, check and other losses that were partially offset by decreases in supplies, training and travel expenses. The decrease in travel and training costs is due to higher costs incurred in fourth quarter of 2000. Increased software costs primarily related to the systems implemented with the technology initiatives referenced above. The increase in check losses is due to a large recovery that occurred during the first quarter of 2001 and the increase in other losses is primarily a result of a robbery loss at one of our retail branch locations in the first quarter of 2002.

Income Taxes

Union National's income tax expense increased by $154,000 for the three months ended March 31, 2002, as compared to the same period of last year. The effective tax rate was 16.7% for the three months ended March 31, 2002, and -2.4% for the three months ended March 31, 2001. The increase in income tax expense was primarily due to an increase in earnings before income taxes. The realization of net deferred tax assets, which amounted to $707,000 at March 31, 2002, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

Regulatory Activity
___________________

As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business. Specifically, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National's ability to realize the value of deferred tax assets. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,151,000 to comply with their respective repayment terms. This compares to the amount of $1,893,000 at December 31, 2001 and the increase is mainly a result of one commercial loan relationship that was added to this amount during the first quarter of 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans will be classified as nonperforming in the remaining months of 2002.

At March 31, 2002, total nonperforming loans amounted to $2,198,000, or 1.1% of total net loans, as compared to a level of $2,204,000, or 1.1%, at December 31, 2001. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of ..8%.

Schedule of Nonperforming Assets:
                                     March 31,       December 31,
(In thousands)                         2002              2001
                                     _________       ____________
Nonaccruing Loans                    $   1,610         $  1,589
Accrual Loans   90 days or more past due   588              615
Restructured Accrual Loans                   -                -
                                     _________       ____________
     Total Nonperforming Loans           2,198            2,204
Foreclosed Real Estate                      43               43
                                     _________       ____________
     Total Nonperforming Assets      $   2,241         $  2,247

Nonperforming Loans
   as a % of Net Loans                     1.1%              1.1%
                                     =========       ============

Allowance for Loan Losses
   as a % of Nonperforming Loans            87%              86%
                                     ==========      ============

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

Management believes, based on information currently available, that the current allowance for loan losses of $1,904,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2002 to be below the level of net loan charge-offs for the same period of 2001.

Analysis of Allowance for Loan Losses:

                                 Three Months Ended
                                      March 31,
(In thousands)                     2002      2001
                                 ________  ________
Average Total Loans Outstanding
   (Less Unearned Income)        $203,583  $185,783
                                 ========  ========
Allowance for Loan Losses,
   Beginning of Period           $  1,893  $  1,787
Loans Charged-Off During Period        57        43

Recoveries of Loans Previously
   Charged-Off                         43        30
                                 ________  ________
Net Loans Charged-Off                  14        13
Addition to Provision for Loan Losses
   Charged to Operations               25       113
                                 ________  ________
Allowance for Loan Losses,
   End of Period                 $  1,904  $  1,887
                                 ========  ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)     .03%      .03%
                                 ========  ========

Ratio of Allowance for Loan Losses to
   Net Loans at End of Period        0.94%     1.02%
                                 ========  ========

As detailed above, the ratio of the allowance for loan losses to net loans has decreased from 1.02% at March 31, 2001 to 0.94% at the end of the current quarter. This decline can be attributed to the purchase of a pool of approximately $25,000,000 of first-lien residential mortgage loans in November 2001. These well-secured loans present a lower risk of loss to Union National and accordingly require a lower related allowance for loan losses.

Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
* proceeds from the sale or maturity of investment securities, which include overnight investments in federal funds sold;
* overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
*   payments on loans and mortgage-backed securities; and
*   a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of March 31, 2002, the bank had received long-term advances of $57,937,000 from its available credit of $134,770,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Advances of $3,217,000 are due over the next twelve months and advances of $20,000,000 are convertible during 2002. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities and are considered to be well-capitalized under regulatory guidelines. Except as discussed below concerning Union National's common stock repurchase plan, there are no known trends or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for 2002. In addition, see discussion on Regulatory Activity.

On January 24, 2002, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 3.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of March 31, 2002, approximately 32,800 shares have been repurchased under this plan.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31, 2002, as compared to the bank's current risk-based capital ratio of 12.22%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of March 31, 2002, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

      (In thousands)                   March 31,   December 31,
                                         2002          2001
                                       _________   ____________
Tier I - Total Stockholders' Equity    $ 24,076      $ 23,979
Tier II - Allowance for Loan Losses       1,904         1,893
                                       _________   ____________
   Total Qualifying Capital            $ 25,980      $ 25,872
                                       =========   ============

Risk-adjusted On-balance-sheet Assets  $199,396      $203,351
Risk-adjusted Off-balance-sheet Exposure 13,239        11,806
                                       _________   ____________
   Total Risk-adjusted Assets          $212,635      $215,157
                                       =========   ============

Leverage Ratio:
 Tier I Capital to Average Total Assets    7.91%         7.95%
 Minimum Required                          4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions             5.00          5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual            11.32%        11.14%
 Minimum Required                          4.00          4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             6.00          6.00

 Total Capital Ratio - Actual             12.22%        12.02%
 Minimum Required                          8.00          8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $  8,969      $  8,659
                                       =========   ============

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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a one-percent decline in interest rates was modeled at March 31, 2002, based on management's assessment of potential future interest rate levels. A hypothetical two-percent general rise in rates will have an immaterial impact on net interest income over the next twelve months.

In addition to the above scenarios, management modeled the impact of a "flattening" interest rate yield curve on the bank's net interest income. The rate assumptions for this scenario included an increase in short-term interest rates while minimizing increases in longer-term interest rates. Management determined that this is a potential scenario considering current market interest rates as compared to historical average interest rates. A "flattening" interest rate environment with short-term interest rates increasing two-percent will have a negative impact on net interest income over the next twelve months. This negative impact is estimated at $110,000, net of income taxes. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position in 2002 by the following:
   * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
   * repositioning of its investment security portfolio into floating-rate, short- or long-term securities;
   * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
   * additions to or restructuring of fixed-rate advances from the Federal Home Loan Bank.

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

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits   Nothing to report.

         (b)  Reports on Form 8-K

              Union National filed a report on form 8-K via EDGAR dated January 24, 2002. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported fourth quarter earnings for 2001 and announced the first quarter cash dividend for 2002 and a common stock repurchase plan.

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

                             Date: May 15, 2002

                              By /s/ Clement M. Hoober
                              _________________________
                              Clement M. Hoober
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                              Date: May 15, 2002