Form 10-Q
period 2002-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2002-08-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2002
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,550,485     shares of $.25 (par) common stock were
_________________
outstanding as of August 1, 2002.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements         4

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations           5 - 15


  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                  15 - 16

PART II   - OTHER INFORMATION
          __________________

  Item 1  - Legal Proceedings                                 17

  Item 2  - Change in Securities and Use of Proceeds          17

  Item 3  - Defaults Upon Senior Securities                   17

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                  17

  Item 5  - Other Information                                 17

  Item 6  - Exhibits and Reports on Form 8-K                  17

Signature Page                                                18
   Exhibit 99 - Certification of Principal Executive
                Officer and Principal Financial Officer  19 - 20

                  PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)6/30/02   12/31/01
                                        _______________________

ASSETS

Cash and Due from Banks                    $  6,528    $  8,227
Interest-Bearing Deposits in Other Banks         83          63
Federal Funds Sold                              985           -
Short-Term Investments                        3,999       4,999
                                            ________     _______
     Total Cash and Cash Equivalents         11,595      13,289
Investment Securities Held-to-Maturity
 (Fair Value - 2002-$0;2001-$12,995)              -      13,335
Investment Securities Available-for-Sale     82,707      65,033
Loans Held for Sale                              40         574

Loans(Net of Unearned Income)               199,956     203,581
  Less: Allowance for Loan Losses            (1,907)     (1,893)
                                          _______________________
    Net Loans                               198,049     201,688

Premises and Equipment - Net                  6,525       6,734
Other Assets                                  7,193       7,020
                                          _______________________
    TOTAL ASSETS                           $306,109    $307,673
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                       $ 25,938    $ 24,065
 Interest-Bearing                           186,536     191,479
                                          _______________________
    Total Deposits                          212,474     215,544

Short-Term Borrowings                         3,543       3,400
Long-Term Debt                               62,517      61,252
Other Liabilities                             1,662       1,932
                                          _______________________
     TOTAL LIABILITIES                      280,196     282,128

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)         691         687
Shares: Authorized - 20,000,000; Issued -
  2,762,705 in 2002 (2,749,500 in 2001)
  Outstanding - 2,556,824 in 2002 (2,590,964
  in 2001)
Surplus                                       9,143       8,960
Retained Earnings                            19,498      18,631
Accumulated Other Comprehensive Income          461         434
Less: Treasury Stock - 205,881 shares in
   2002 (158,536 in 2001), at cost           (3,880)     (3,167)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              25,913      25,545
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $306,109    $307,673
                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     Three Months Ended June 30,
(Dollars in thousands,
except per share data)               ___________________________
                                           2002       2001
                                     ___________________________
INTEREST INCOME
Interest and Fees on Loans               $  3,838    $  3,939
Investment Securities:
  Taxable Interest                            734         990
  Tax-Exempt Interest                         268         289
  Dividends                                    28          54
 Other                                         10          63
                                     ____________________________
  Total Interest Income                     4,878       5,335

INTEREST EXPENSE
Deposits                                    1,172       1,898
Short-Term Borrowings                          13         111
Long-Term Debt                                820         636
                                     ____________________________
   Total Interest Expense                   2,005       2,645
                                     ____________________________
   Net Interest Income                      2,873       2,690
PROVISION for LOAN LOSSES                      59         160
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,814       2,530

OTHER OPERATING INCOME
Income from Fiduciary Activities               32          55
Service Charges on Deposit Accounts           246         261
Other Service Charges, Commissions, Fees      269         226
Investment Securities Gains/(Losses)          140         (12)
Mortgage Banking Activities                    91           -
Other Income                                   74          70
                                     ____________________________
    Total Other Operating Income              852         600

OTHER OPERATING EXPENSES
Salaries and Wages                          1,155       1,061
Retirement Plan and Other Employee Benefits   280         236
Net Occupancy Expense                         180         165
Furniture and Equipment Expense               160         142
Professional Fees                              89         134
Data Processing Services                      141         149
Pennsylvania Shares Tax                        67          64
Advertising and Marketing Expenses             61          63
ATM Processing Expenses                        65          77
Other Operating Expenses                      421         415
                                     ____________________________
    Total Other Operating Expenses          2,619       2,506
                                     ____________________________
    Income before Income Taxes              1,047         624
PROVISION for INCOME TAXES                    215          56
                                     ____________________________
    NET INCOME for PERIOD                $    832    $    568
                                     ============================
PER SHARE INFORMATION
 Net Income for Period(Basic and Assuming
   Dilution)                             $   0.32    $   0.22
Cash Dividends                              0.140       0.105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                    $    832    $    568
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                              453         277
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                              (27)          -
 Reclassification adjustment for (Gains)/Losses
   Included in Net Income                     (92)          9
                                     ___________________________
Total Other Comprehensive Income              334         286
                                     ___________________________
COMPREHENSIVE INCOME for PERIOD          $  1,166    $    854
                                     ===========================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       Six Months Ended June 30,
(Dollars in thousands,
except per share data)               ___________________________
                                             2002       2001
                                     ___________________________
INTEREST INCOME
Interest and Fees on Loans               $  7,785    $  7,890
Investment Securities:
  Taxable Interest                          1,513       1,897
  Tax-Exempt Interest                         535         574
  Dividends                                    68         108
 Other                                         25         120
                                     ____________________________
  Total Interest Income                     9,926      10,589

INTEREST EXPENSE
Deposits                                    2,494       3,887
Short-Term Borrowings                          30         268
Long-Term Debt                              1,691       1,198
                                     ____________________________
   Total Interest Expense                   4,215       5,353
                                     ____________________________
   Net Interest Income                      5,711       5,236
PROVISION for LOAN LOSSES                      85         273
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           5,626       4,963

OTHER OPERATING INCOME
Income from Fiduciary Activities               63          91
Service Charges on Deposit Accounts           502         489
Other Service Charges, Commissions, Fees      487         396
Investment Securities Gains/(Losses)          120          (1)
Mortgage Banking Activities                   171           -
Other Income                                  153         146
                                     ____________________________
    Total Other Operating Income            1,496       1,121

OTHER OPERATING EXPENSES
Salaries and Wages                          2,251       2,119
Retirement Plan and Other Employee Benefits   565         512
Net Occupancy Expense                         344         336
Furniture and Equipment Expense               318         279
Professional Fees                             243         307
Data Processing Services                      286         273
Pennsylvania Shares Tax                       133         127
Advertising and Marketing Expenses            121         139
ATM Processing Expenses                       121         134
Other Operating Expenses                      833         811
                                     ____________________________
    Total Other Operating Expenses          5,215       5,037
                                     ____________________________
    Income before Income Taxes              1,907       1,047
PROVISION for INCOME TAXES                    358          46
                                     ____________________________
    NET INCOME for PERIOD                $  1,549    $  1,001
                                     ============================
PER SHARE INFORMATION
 Net Income for Period(Basic and Assuming
   Dilution)                             $   0.60    $   0.39
Cash Dividends                              0.265       0.210

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                    $  1,549    $  1,001
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                              133         750
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                              (27)          -
 Reclassification Adjustment for (Gains)/Losses
   Included in Net Income                     (79)          1
                                    ____________________________
Total Other Comprehensive Income               27         751
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD          $  1,576    $  1,752
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      Six Months Ended June 30,
                                      __________________________
        (In Thousands)                    2002         2001
                                      _________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                $  1,549   $  1,001
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                400        359
  Provision for Loan Losses                     85        273
  Investment Securities (Gains)/Losses        (120)         1
  Provision for Deferred Income Taxes           28        (90)
  Increase in Cash-Surrender Value of
    Bank-Owned Life Insurance                 (107)      (102)
  Gains on Loans Sold                         (151)         -
  Proceeds from Sales of Loans               5,979          -
  Loans Originated for Sale                 (5,294)         -
  Decrease in Accrued Interest Receivable       31         49
  Increase in Other Assets                    (227)      (107)
  Decrease in Other Liabilities               (270)      (299)
                                     ____________________________
   Net Cash Provided by Operating Activities 1,903      1,085

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities               19,056    14,696
Proceeds from Maturities of
 Available-for-Sale Securities               10,839     8,899
Proceeds from Maturities of
 Held-to-Maturity Securities                    503     1,007
Purchases of Available-for-Sale Securities  (34,576)  (34,894)
Net Principal Collected on Loans              3,554     1,960
Purchases of Property and Equipment            (103)     (546)
                                     ____________________________
   Net Cash Used in Investing Activities       (727)   (8,878)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                         2,873     9,600
Decrease in Certificates of Deposits         (5,943)   (8,571)
Net Increase/(Decrease) in Short-Term
 Borrowings                                     143    (6,551)
Proceeds from Issuance of Long-Term Debt      9,580    19,000
Payment on Long-Term Debt                    (8,315)     (809)
Acquisition of Treasury Stock                  (713)        -
Issuance of Treasury Stock                        -         6
Issuance of Common Stock                        187       125
Cash Dividends Paid                            (682)     (541)
                                     ____________________________
   Net Cash Provided by/(Used in)
     Financing Activities                    (2,870)   12,259
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (1,694)    4,466
CASH and CASH EQUIVALENTS -
  Beginning of Year                          13,289     7,715
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period  $ 11,595  $ 12,181
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest                                   $  4,427  $  5,368
Income Taxes                                    315        55

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-Maturity
  Investment Securities to
  Available-for-Sale                       $ 10,358  $      -

The accompanying notes are an integral part of the consolidated financial statements.

            UNION NATIONAL FINANCIAL CORPORATION
                  MOUNT JOY, PENNSYLVANIA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2001 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:


                          Basic       Assuming Dilution
                          _____       _________________
Three months ended:
     June 30, 2002      2,560,806         2,584,854
     June 30, 2001      2,583,088         2,596,445
Six months ended:
     June 30, 2002      2,570,082         2,589,921
     June 30, 2001      2,580,558         2,594,521

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended June 30, 2002, was $832,000, an increase of 46.5%, as compared to $568,000 for the same period of 2001. Basic and diluted earnings per share for the three months ended June 30, 2002, amounted to 32 cents and for the same period of 2001 basic and diluted earnings per share amounted to 22 cents. Net income for the six months ended June 30, 2002, was $1,549,000, an increase of 54.7%, as compared to $1,001,000 for the same period of 2001. Basic and diluted earnings per share for the six months ended June 30, 2002, amounted to 60 cents and for the same period of 2001 basic and diluted earnings per share amounted to 39 cents.

Results of operations for the three months and six months ended June 30, 2002, as compared to the same periods of 2001 were impacted by the following items:
* Net income increased due to growth in average earning assets, which was funded primarily by additional long-term borrowings.
* Net income increased due to a decrease in the provision for loan losses.
* Net income increased due to an increase in other operating income.
* Net income decreased due to a increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows on an annualized basis:

      Three Months Ended June 30,      Six Months Ended June 30,
             2002        2001            2002          2001
             ____        ____            ____          ____
ROA          1.10%       0.77%           1.02%         0.69%
ROE         13.07%       9.27%          12.21%         8.27%

Management currently expects moderate growth in loans and deposits for the remainder of 2002. This is expected due to continued strong competition in Union National's market area and uncertain current economic conditions. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During the first six months of 2002, Union National experienced strong commercial loan demand and this is currently expected to continue for the remainder of 2002. However, residential mortgage and consumer loan balances declined during the first six months of 2002 and this trend is also expected to continue. Overall, loan balances have declined by $3,625,000 since the beginning of 2002. This decline can be attributed to lower demand for consumer loans and a reduction in residential mortgages due to increased refinancing activity. In addition, Union National now sells some of its residential mortgage loans under a new program that was implemented in the fourth quarter of 2001.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended June 30, 2002, increased by $164,000 or 5.7% over the same period of 2001. For the six months ended June 30, 2002, net interest income increased by $441,000, or 7.8%, over the same period of 2001.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of June 30, 2002, the bank received long-term advances of $62,517,000 from its available credit of $138,177,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 4.88% at June 30, 2002, with maturities ranging from September 2002 to February 2011.

Impacting net interest income during the first six months of 2002, were costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During the three months ended June 30, 2002, total early payoff costs on borrowings amounted to $80,000 and for the six months ended June 30, 2002, total early payoff costs amounted to $180,000. During the first six months of 2002, Union National restructured $6,000,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 5.46% and were paid off and were replaced with $4,000,000 of borrowings of slightly longer maturities that bear a weighted-average rate of 3.84%. The balance of the payoffs were funded through Union National's overnight funding position and the sale of some investment securities. Gains on the sale of investment securities partially offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. It is currently anticipated that management may continue to payoff a portion of these borrowings and replace them with lower current rate funding during the remainder of 2002. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $256,000 in comparing the three months ended June 30, 2002, to the same period of 2001 and by $462,000 in comparing the six months ended June 30, 2002, to the same period of 2001. Growth in average earning assets was funded primarily by additional long-term borrowings. Average earning assets increased by 2.8% for the three months ended June 30, 2002, and by 4.7% for the six months ended June 30, 2002, as compared to the same periods of 2001.

The overall interest rate on the average total earning assets for the three months ended June 30, 2002, was 7.09%, as compared to 7.97% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 3.21% (3.08% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended June 30, 2002, and 4.33% for the three months ended June 30, 2001. The net effect of these interest rate changes was to decrease net interest income in the amount of $92,000 for the three months ended June 30, 2002, over the same period of 2001. The net interest margin percentage for the three months ended June 30, 2002, was 4.27% (4.39% without the impact of payoff costs), as compared to 4.16% for the same period of 2001.

For the six months ended June 30, 2002, the overall interest rate on the average total earning assets was 7.18%, as compared to 8.02% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 3.36% (3.22% without the impact of early payoff costs on FHLB borrowings) for the six months ended June 30, 2002, and 4.47% for the six months ended June 30, 2001. The net effect of these interest rate changes was to decrease net interest income in the amount of $21,000 for the six months ended June 30, 2002, over the same period of 2001. The net interest margin percentage for the six months ended June 30, 2002, was 4.24% (4.36% without the impact of payoff costs), as compared to 4.11% for the same period of 2001. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2002.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.75%. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2002, it is currently anticipated that the bank's net interest margin percentage will narrow slightly in comparison to current levels. The net interest margin is currently expected to narrow as maturing investments and loans reprice to lower current rate levels. This will be somewhat offset by higher fixed-rate certificates of deposit that mature and reprice to current levels. However, a significant portion of Union National's certificates of deposit have already repriced to lower interest rate levels. In addition, a portion of Union National's loan portfolio has now repriced to their interest rate floor and will not be impacted by future rate reductions.

Union National's net interest income may still be impacted by future actions of the Federal Reserve Bank. In addition, income from growth in earning assets during 2001 and the first six months of 2002, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2002. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of June 30, 2002, may result in net interest income for the remainder of 2002 that reflects a moderate increase over the net interest income earned during the same period of 2001. The yield curve during the remainder of 2002, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $59,000 for the three months ended June 30, 2002, as compared to $160,000 for the three months ended June 30, 2001. Net charge-offs for the three months ended June 30, 2002, were $56,000, as compared to $78,000 for the same period of last year. For the six months ended June 30, 2002, the provision for loan losses was $85,000, as compared to $273,000 for the same period of 2001. Net charge-offs for the six months ended June 30, 2002, amounted to $71,000, as compared to $91,000 for the same period of 2001. The lower provision for loan losses can be attributed to a low level of net charge-offs accompanied by declining levels of nonperforming loans. In contrast, during the first six months of 2001, Union National experienced increased levels of nonperforming loans. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality are substantially different from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $252,000, or 42.0%, for the three months ended June 30, 2002, as compared to the same period of 2001. For the six months ended June 30, 2002, other operating income increased by $375,000, or 33.5%, as compared to the same period of the prior year. Contributing factors to the increase in other operating income as compared to the same periods in 2001 are summarized below:


                                Amount of Increase (Decrease)
                              ________________________________
                        Three Months Ended   Six Months Ended
                             June 30, 2002     June 30, 2002
                              _____________   ________________
   Income from Fiduciary
     Activities                 $(23,000)        $(28,000)
   Insufficient Funds Charges    (10,000)           2,000
   ATM Usage Fees                 (3,000)          16,000
   Loan Insurance Commissions     (8,000)          (9,000)
   Alternative Investment
     Commissions                  36,000           82,000
   Debit Card Earnings            18,000           37,000
   Mortgage Banking Activities    91,000          171,000
   Investment Securities
     Gains/(Losses)              152,000          121,000
   Various Other Changes          (1,000)         (17,000)
                                _________        _________
   TOTAL                        $252,000         $375,000
                                =========        =========


The decrease in income from fiduciary activities is primarily a result of a decrease in estate fee income. The increase in ATM usage fees for the six months ended June 30, 2002, is a result of a fee change implemented in the first quarter of 2001. The increase in commissions from alternative investment products is a result of increased sales of annuities, mutual funds and brokerage services. Union National has expanded the sale of alternative investment products and now has a licensed representative to sell these products in each of our retail offices. The increase in income from mortgage banking activities relates to a new mortgage program that Union National implemented in November 2001. Through this program, Union National is able to offer expanded mortgage products at competitive rates. These mortgages are sold to the FHLB, but the servicing is still handled by Union National so the sale is transparent to customers. As of June 30, 2002, Union National was servicing 65 loans through this program with an outstanding balance of $6.7 million. Investment securities gains in the second quarter of 2002 were a result of some restructuring in the investment security portfolio. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. In addition, some funds from the sale of these securities were utilized to payoff some FHLB borrowings and as indicated earlier these gains partially offset the costs of the early payoff of these borrowings. Other fee increases detailed above are generally a result of increased transaction volumes. Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was as follows:

                         Three Months Ended     Six Months Ended
                         __________________     ________________
June 30, 2002                  19.9%                 19.4%
June 30, 2001                  18.5%                 17.6%


Other Operating Expenses

The aggregate of noninterest expenses for the three months ended June 30, 2002, increased by $113,000, or 4.5%, over the same period of 2001. For the six months ended June 30, 2002, noninterest expenses increased by $178,000, or 3.5%, over the same period of the prior year. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $94,000, or 8.9%, for the three months ended June 30, 2002, as compared to the same period of last year. For the six months ended June 30, 2002, salaries and wages increased by $132,000, or 6.2%, over the same period of 2001. These increases were essentially due to annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Partially offsetting these items is savings from a slight reduction in overall staff levels in 2002 as compared to the same period of 2001.

The cost of retirement plans and other employee benefits for the three months ended June 30, 2002, increased by $44,000, or 18.6%, as compared to the same period of 2001. For the six months ended June 30, 2002, employee benefit costs increased by $53,000, or 10.4%, over the same period of last year. These increases were primarily a result of an increase in profit sharing costs (due to higher salaries and an increase in employee eligibility), health insurance and worker's compensation insurance expenses.

Occupancy, furniture and equipment expenses increased by $33,000, or 10.7%, for the three months ended June 30, 2002, as compared to the same period of the previous year. For the six months ended June 30, 2002, occupancy, furniture and equipment expenses increased by $47,000, or 7.6%, as compared to the same period of 2001. These increases were primarily related to an increase in depreciation and maintenance costs.

Professional fees for the three months ended June 30, 2002, decreased by $45,000, as compared to the same period of last year and for the six months ended June 30, 2002, professional fees decreased by $64,000. The decrease in professional fees related primarily to non-recurring consulting expenses incurred in the first six months of

2001. These consultants helped to review our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities.

Other operating expenses increased by $6,000 for the three months ended June 30, 2002, as compared to the same period of 2001. For the six months ended June 30, 2002, other operating expenses increased by $22,000, as compared to the same period of 2001. Impacting other operating expenses as compared to the same period in 2001 were an increase in software costs, liability insurance costs, check and other losses that were offset by decreases in supplies, foreclosed real estate and travel expenses. Increased software costs primarily related to the systems implemented with technology initiatives implemented in the fourth quarter of 2000. The increase in check losses was due to a large recovery that occurred during the first quarter of 2001 and the increase in other losses was primarily a result of a robbery loss at a retail branch location in the first quarter of 2002.

Income Taxes

Union National's income tax expense increased by $159,000 for the three months ended June 30, 2002, as compared to the same period of last year. For the six months ended June 30, 2002, income tax expense increased by $312,000, as compared to the same period of 2001. Union National's effective tax rates were as follows:

                         Three Months Ended     Six Months Ended
                         __________________     ________________
June 30, 2002                  20.5%                 18.8%
June 30, 2001                   9.0%                  4.4%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The increase in income tax expense in 2002 as compared to the same periods of 2001 was primarily due to an increase in earnings before income taxes. The realization of net deferred tax assets, which amounted to $514,000 at June 30, 2002, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

Investment Securities

During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under FASB Statement No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,398,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity.

Regulatory Activity

As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business. Specifically, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National's ability to realize the value of deferred tax assets. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

Credit Risk and Loan Quality

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,628,000 to comply with their respective repayment terms. This compares to the amount of $1,893,000 at December 31, 2001, and the increase is mainly a result of two commercial loan relationships that were added to this amount during the first six months of 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2002.

At June 30, 2002, total nonperforming loans amounted to $1,771,000, or 0.9% of total net loans, as compared to a level of $2,204,000, or 1.1%, at December 31, 2001. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of ..8%.

Schedule of Nonperforming Assets:


                                  June 30,       December 31,
(In Thousands)                     2002              2001
                                ___________      ___________
Nonaccruing Loans               $     1,661      $     1,589
Accrual Loans   90 days
   or more past due                     110              615
Restructured Accrual Loans                -                -
                                ___________       ___________
   Total Nonperforming Loans          1,771            2,204
Foreclosed Real Estate                   56               43

                                ___________       ___________
   Total Nonperforming Assets   $     1,827       $     2,247
                                ===========       ===========

Nonperforming Loans
   as a % of Net Loans                  0.9%              1.1%
                                ===========       ===========


Allowance for Loan Losses
   as a % of Nonperforming Loans        108%               86%
                                ===========       ===========

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of June 30, 2002, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $315,000 and had unrealized losses of $161,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may also be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2002, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of June 30, 2002, Union National held corporate debt securities with a total fair value of $15,097,000 and total unrealized losses on these securities amounted to $239,000.

Allowance for Loan Losses

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

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination.

Management believes, based on information currently available, that the current allowance for loan losses of $1,907,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2002 to be below the level of net loan charge-offs for the same period of 2001.

Analysis of Allowance for Loan Losses:



                        Three Months Ended    Six Months Ended
                              June 30,            June 30,
(In Thousands)           2002        2001      2002       2001
                       ________    ________  ________   ________


Average Total Loans Outstanding
 (Less Unearned Income)$202,163    $185,188  $202,869   $185,484
                       ========    ========  ========   ========
Allowance for Loan Losses,
 Beginning of Period   $  1,904    $  1,887  $  1,893   $  1,787
Loans Charged-Off
 During Period               73         103       130        146
Recoveries of Loans Previously
 Charged-Off                 17          25        59         55
                       ________    ________  ________   ________
Net Loans Charged-Off        56          78        71         91
Addition to Provision for Loan Losses
 Charged to Operations       59         160        85        273
                       ________    ________  ________   ________
Allowance for Loan Losses,
 End of Period         $  1,907    $  1,969  $  1,907   $  1,969
                       ========    ========  ========   ========

Ratio of Net Loans Charged-Off to Average
 Loans Outstanding
 (Annualized)               .11%        .17%      .07%       .10%
                       ========    ========  ========   ========

Ratio of Allowance for Loan Losses to
 Net Loans at End of
 Period                    0.95%       1.07%     0.95%      1.07%
                       ========    ========  ========   ========

As detailed above, the ratio of the allowance for loan losses to net loans has decreased from 1.07% at June 30, 2001 to 0.95% at the end of the current quarter. This decline can be primarily attributed to the purchase of a pool of approximately $25,000,000 of first-lien residential mortgage loans in November 2001. These well-secured loans present a lower risk of loss to Union National and accordingly require a lower related allowance for loan losses.

Liquidity

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
* proceeds from the sale or maturity of investment securities, which include overnight investments in federal funds sold;
* overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
*  acquisition of brokered certificates of deposit (CDs);
*  payments on loans and mortgage-backed securities; and
*  a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of June 30, 2002, the bank had received long-term advances of $62,517,000 from its available credit of $138,177,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Advances of $4,217,000 are due over the next twelve months and advances of $20,000,000 are convertible during 2002. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

As indicated above, another alternative source of liquidity for Union National is the use of brokered CDs. During the second quarter of 2002, Union National obtained funding of approximately $2,000,000 in brokered CDs. These CDs have a final maturity of two years.

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

On January 24, 2002, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 3.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 2002, approximately 47,300 shares have been repurchased under this plan.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 2002, as compared to the bank's current risk-based capital ratio of 12.37%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of June 30, 2002, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:


(In Thousands)                        June 30,       December 31,
                                        2002             2001
                                     ___________      ___________
Tier I - Total Stockholders' Equity    $ 24,444        $ 23,979
Tier II - Allowance for Loan Losses       1,907           1,893
                                     ___________      ___________
   Total Qualifying Capital            $ 26,351        $ 25,872
                                     ===========      ===========

Risk-adjusted On-balance-sheet Assets  $198,299        $203,351
Risk-adjusted Off-balance-sheet Exposure 14,697          11,806
                                     ___________      ___________
   Total Risk-adjusted Assets          $212,996        $215,157
                                     ===========      ===========
Leverage Ratio:
 Tier I Capital to Average Total Assets    8.09%           7.95%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions             5.00            5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual            11.48%          11.14%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             6.00            6.00


 Total Capital Ratio - Actual             12.37%          12.02%
 Minimum Required                          8.00            8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            10.00           10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $  9,311        $  8,659
                                     ===========      ===========

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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial negative impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a one-percent decline in interest rates was modeled at June 30, 2002, based on management's assessment of potential future interest rate levels. A hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

In addition to the above scenarios, management modeled the impact of a "flattening" interest rate yield curve on the bank's net interest income. The rate assumptions for this scenario included an increase in short-term interest rates while minimizing increases in longer-term interest rates. Management determined that this is a potential scenario considering current market interest rates as compared to historical average interest rates. A "flattening" interest rate environment with short-term interest rates increasing two-percent will have an immaterial negative impact on net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of shareholders was held at 10:00 a.m. on April 24, 2002, at The Gathering Place, 6 Pine Street,
Mount Joy, Pennsylvania, 17552.

     (b)  (c) The following matters were voted upon:

Three Class C Directors were elected, as follows:
                                          Votes      Votes to
                                           Cast     "Withhold
Re-elected             Term Expires       "For"     Authority"
__________             ____________       _____     __________

William E. Eby              2005        2,114,403        8,229
Benjamin W. Piersol, Jr.    2005        2,102,693       19,939
Donald H. Wolgemuth         2005        2,102,759       19,873

Directors whose term continued after the meeting:

Class A Directors
Franklin R. Eichler         2003
Mark D. Gainer              2003
Darwin A. Nissley           2003

Class B Directors
Carl R. Hallgren            2004
David G. Heisey             2004
Lloyd C. Pickell            2004
Daniel H. Raffensperger     2004

     (d) Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:
     (a)  Exhibits

     Exhibit No. 99   Certification of Principal Executive
Officer and Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350

     (b) Reports on Form 8-K

     Union National filed a report on form 8-K via EDGAR dated April 11, 2002. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported first quarter earnings for 2002 and announced the second quarter cash dividend for 2002.

                             Signatures
                             __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Union National Financial Corporation
                                         (Registrant)



                              By /s/Mark D. Gainer
                                 _______________________
                                  Mark D. Gainer
                                  President & CEO
                                 (Principal Executive Officer)

                              Date: August 14, 2002



                              By /s/Clement M. Hoober
                                 _______________________
                                  Clement M. Hoober
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                                  Date: August 14, 2002

                      EXHIBIT 99



        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                  PRINCIPAL FINANCIAL OFFICER
              PURSUANT TO 18 U.S.C. SECTION 1350

        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                    PRINCIPAL FINANCIAL OFFICER
                 PURSUANT TO 18 U.S.C. SECTION 1350
                  ___________________________

In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934.

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.



                               By /s/ Mark D. Gainer
                                  _______________________
                                  President/CEO

                               Date: August 14, 2002


                               By /s/Clement M. Hoober
                                  _______________________

                                  Treasurer/CFO

                               Date: August 14, 2002