Form 10-Q
period 2002-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2002-11-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  ______________
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,544,174     shares of $.25 (par) common stock were
_________________
outstanding as of November 4, 2002.
                  _________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements     4 - 5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations           6 - 16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                  16 - 18

  Item 4  - Controls and Procedures                           18

PART II   - OTHER INFORMATION
          ___________________

  Item 1  - Legal Proceedings                                 19

  Item 2  - Changes in Securities and Use of Proceeds         19

  Item 3  - Defaults Upon Senior Securities                   19

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                  19

  Item 5  - Other Information                                 19

  Item 6  - Exhibits and Reports on Form 8-K                  19

Signature Page                                                20

Certifications                                           21 - 24

   Exhibit 99 - Certification of Principal Executive
                Officer and Principal Financial Officer
                Pursuant to 18 U.S. C. Section 1350
                as Added by Section 906 of the
                Sarbanes-Oxley Act of 2002               25 - 26

                  PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)9/30/02   12/31/01
                                        _______________________

ASSETS

Cash and Due from Banks                    $  7,714    $  8,227
Interest-Bearing Deposits in Other Banks        299          63
Federal Funds Sold                              425           -
Short-Term Investments                            -       4,999
                                            ________     _______
     Total Cash and Cash Equivalents          8,438      13,289

Investment Securities Held-to-Maturity
 (Fair Value: 2002-$0;2001-$12,995)               -      13,335
Investment Securities Available-for-Sale     90,569      65,033
Loans Held for Sale                             679         574

Loans(Net of Unearned Income)               202,826     203,581
  Less: Allowance for Loan Losses            (1,796)     (1,893)
                                          _______________________
    Net Loans                               201,030     201,688

Premises and Equipment - Net                  6,398       6,734
Other Assets                                  6,919       7,020
                                          _______________________
    TOTAL ASSETS                           $314,033    $307,673
                                          =======================
LIABILITIES
Deposits:
 Noninterest-Bearing                       $ 25,620    $ 24,065
 Interest-Bearing                           190,913     191,479
                                          _______________________
    Total Deposits                          216,533     215,544

Short-Term Borrowings                         3,676       3,400
Long-Term Debt                               65,299      61,252
Other Liabilities                             1,764       1,932
                                          _______________________
     TOTAL LIABILITIES                      287,272     282,128

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)         687         687
  Shares: Authorized - 20,000,000; Issued -
  2,748,601 in 2002 (2,749,500 in 2001)
  Outstanding - 2,545,720 in 2002 (2,590,964
  in 2001)
Surplus                                       8,862       8,960
Retained Earnings                            19,904      18,631
Accumulated Other Comprehensive Income        1,083         434
Less: Treasury Stock - 202,881 shares in
   2002 (158,536 in 2001), at cost           (3,775)     (3,167)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              26,761      25,545
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $314,033    $307,673
                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,
(Dollars in thousands,
except per share data)               ___________________________
                                           2002       2001
                                     ___________________________
INTEREST INCOME
Interest and Fees on Loans               $  3,794    $  3,829
Investment Securities:
  Taxable Interest                            739       1,018
  Tax-Exempt Interest                         272         278
  Dividends                                    30          54
 Other                                         27          41
                                     ____________________________
  Total Interest Income                     4,862       5,220

INTEREST EXPENSE
Deposits                                    1,084       1,780
Short-Term Borrowings                          11          48
Long-Term Debt                                903         680
                                     ____________________________
   Total Interest Expense                   1,998       2,508
                                     ____________________________
   Net Interest Income                      2,864       2,712

PROVISION for LOAN LOSSES                      43          84
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,821       2,628

OTHER OPERATING INCOME
Income from Fiduciary Activities               30          33
Service Charges on Deposit Accounts           252         241
Other Service Charges, Commissions, Fees      232         214
Investment Securities Gains/(Losses)          138          25
Mortgage Banking Activities                   115           -
Other Income                                   72          70
                                     ____________________________
    Total Other Operating Income              839         583

OTHER OPERATING EXPENSES
Salaries and Wages                          1,173       1,160
Retirement Plan and Other Employee Benefits   248         253
Net Occupancy Expense                         175         174
Furniture and Equipment Expense               161         142
Professional Fees                             145         115
Data Processing Services                      142         135
Pennsylvania Shares Tax                        66          64
Advertising and Marketing Expenses             82          45
ATM Processing Expenses                        66          60
Other Operating Expenses                      416         361
                                     ____________________________
    Total Other Operating Expenses          2,674       2,509
                                     ____________________________
    Income before Income Taxes                986         702

PROVISION for INCOME TAXES                    184          88
                                     ____________________________
    NET INCOME for PERIOD                $    802    $    614
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic             $   0.31    $   0.24
 Net Income for Period-Assuming Dilution     0.31        0.24
     Cash Dividends                         0.155       0.105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                    $    802    $    614
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                              713         403
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                                -           -
 Reclassification Adjustment for (Gains)/Losses
   Included in Net Income                     (91)        (17)
                                     ___________________________
Total Other Comprehensive Income              622         386
                                     ___________________________
COMPREHENSIVE INCOME for PERIOD          $  1,424     $ 1,000
                                     ===========================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  Nine Months Ended September 30,
(Dollars in thousands,
except per share data)               ___________________________
                                             2002       2001
                                     ___________________________
INTEREST INCOME
Interest and Fees on Loans               $ 11,579    $ 11,719
Investment Securities:
  Taxable Interest                          2,252       2,915
  Tax-Exempt Interest                         807         852
  Dividends                                    98         163
 Other                                         52         160
                                     ____________________________
  Total Interest Income                    14,788      15,809

INTEREST EXPENSE
Deposits                                    3,578       5,666
Short-Term Borrowings                          41         316
Long-Term Debt                              2,594       1,879
                                     ____________________________
   Total Interest Expense                   6,213       7,861
                                     ____________________________
   Net Interest Income                      8,575       7,948

PROVISION for LOAN LOSSES                     128         357
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           8,447       7,591

OTHER OPERATING INCOME
Income from Fiduciary Activities               93         124
Service Charges on Deposit Accounts           754         730
Other Service Charges, Commissions, Fees      720         610
Investment Securities Gains/(Losses)          258          24
Mortgage Banking Activities                   286           -
Other Income                                  225         216
                                     ____________________________
    Total Other Operating Income            2,336       1,704

OTHER OPERATING EXPENSES
Salaries and Wages                          3,423       3,279
Retirement Plan and Other Employee Benefits   813         765
Net Occupancy Expense                         520         510
Furniture and Equipment Expense               479         421
Professional Fees                             388         422
Data Processing Services                      428         408
Pennsylvania Shares Tax                       200         191
Advertising and Marketing Expenses            203         183
ATM Processing Expenses                       187         195
Other Operating Expenses                    1,249       1,172
                                     ____________________________
    Total Other Operating Expenses          7,890       7,546
                                     ____________________________
    Income before Income Taxes              2,893       1,749

PROVISION for INCOME TAXES                    542         134
                                     ____________________________
    NET INCOME for PERIOD                 $ 2,351    $  1,615
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic             $   0.92    $   0.63
 Net Income for Period-Assuming Dilution     0.91        0.62
 Cash Dividends                             0.420       0.315

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                    $  2,351    $  1,615
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                              846       1,152
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                              (27)          -
 Reclassification Adjustment for (Gains)/Losses
   Included in Net Income                    (170)        (16)
                                    ____________________________
Total Other Comprehensive Income              649       1,136
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD           $ 3,000     $ 2,751
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Nine Months Ended September 30,
                                       __________________________
         (In thousands)                    2002         2001
                                       _________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                 $ 2,351   $  1,615
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                598        559
Provision for Loan Losses                    128        357
Investment Securities Gains                 (258)       (24)
Provision for Deferred Income Taxes           48       (132)
Increase in Cash-Surrender Value of
    Bank-Owned Life Insurance                 (159)      (152)
Gains on Loans Sold                         (233)         -
Proceeds from Sales of Loans               8,281          -
Loans Originated for Sale                 (8,153)         -
Decrease in Accrued Interest Receivable      (76)       (90)
Decrease/(Increase) in Other Assets         (178)        13
Decrease in Other Liabilities               (168)      (184)
                                     ____________________________
   Net Cash Provided by Operating Activities 2,181      1,962

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities               27,253    17,263
Proceeds from Maturities of
 Available-for-Sale Securities               16,193    14,397
Proceeds from Maturities of
 Held-to-Maturity Securities                    503     1,011
Purchases of Available-for-Sale Securities  (54,910)  (42,820)
Purchases of Held-to-Maturity Securities          -      (210)
Net Principal Collected on Loans                530     3,326
Purchases of Property and Equipment            (129)     (963)
                                     ____________________________
   Net Cash Used in Investing Activities    (10,560)   (7,996)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                         2,072    15,620
Decrease in Certificates of Deposits         (1,083)  (12,285)
Net Increase/(Decrease) in Short-Term
 Borrowings                                     276   (10,584)
Proceeds from Issuance of Long-Term Debt     16,580    19,000
Payment on Long-Term Debt                   (12,533)     (809)
Acquisition of Treasury Stock                  (981)      (49)
Issuance of Treasury Stock                        -         7
Issuance of Common Stock                        275       178
Cash Dividends Paid                          (1,078)     (813)
                                     ____________________________
   Net Cash Provided by Financing Activities  3,528    10,265
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                        (4,851)    4,231

CASH and CASH EQUIVALENTS -
  Beginning of Year                          13,289     7,715
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period   $ 8,438  $ 11,946
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                                  $ 6,452  $ 7,967
  Income Taxes                                  495       55

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-Maturity
  Investment Securities to
  Available-for-Sale                       $ 10,358  $      -
 Retirement of Treasury Stock (20,000
  shares in 2002 and 18,000 shares in
  2001)                                         373       363

The accompanying notes are an integral part of the consolidated financial statements.

            UNION NATIONAL FINANCIAL CORPORATION
                  MOUNT JOY, PENNSYLVANIA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2001 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:


                          Basic       Assuming Dilution
                          _____       _________________
Three months ended:
 September 30, 2002     2,551,939         2,571,690
 September 30, 2001     2,586,539         2,595,087
Nine months ended:
 September 30, 2002     2,563,968         2,583,391
 September 30, 2001     2,582,573         2,594,731

4. In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective on January 1, 2003.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64,
Amendment of Statement No. 13".   This statement requires that
debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-lease back transactions. This statement became effective May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a

"business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002.

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

Critical Accounting Policies
____________________________
The reporting of Union National's financial condition and results of operations is impacted by the application of accounting policies by management. Certain accounting policies are particularly sensitive and require significant judgments, estimates and assumptions to be made by management in matters that are inherently uncertain.

Union National's provision for loan losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses. Management's evaluation is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.


Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2002, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended September 30, 2002, was $802,000, an increase of 30.6%, as compared to $614,000 for the same period of 2001. Basic and diluted earnings per share for the three months ended September 30, 2002, amounted to 31 cents and for the same period of 2001 basic and diluted earnings per share amounted to 24 cents. Net income for the nine months ended September 30, 2002, was $2,351,000, an increase of 45.6%, as compared to $1,615,000 for the same period of 2001. Basic earnings per share amounted to 92 cents and diluted earnings per share amounted to 91 cents for the nine months ended September 30, 2002. For the same period of 2001 basic earnings per share amounted to 63 cents with diluted earnings per share of 62 cents.

Results of operations for the three months and nine months ended September 30, 2002, as compared to the same periods of 2001 were impacted by the following items:
* Net income increased due to growth in average earning assets, which was funded primarily by additional long-term borrowings.
* Net income increased due to a decrease in the provision for loan losses.
* Net income increased due to an increase in other operating income.
* Net income decreased due to an increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows on an annualized basis:


               Three Months              Nine Months Ended
            Ended September 30,             September 30,
             2002        2001            2002          2001
             ____        ____            ____          ____
ROA          1.03%       0.83%           1.02%         0.74%
ROE         12.20%       9.74%          12.21%         8.77%

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

During the first nine months of 2002, Union National experienced strong commercial loan demand and this is currently expected to continue for the remainder of 2002. However, residential mortgage and consumer loan balances declined during the first nine months of 2002 and this trend is also expected to continue. Overall, loan balances have declined by $755,000 since the beginning of 2002. This decline can be attributed to lower demand for consumer loans and a reduction in residential mortgages due to increased refinancing activity. In addition, Union National now sells most of its residential mortgage loans under a new program that was implemented in the fourth quarter of 2001.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended September 30, 2002, increased by $154,000 or 5.3% over the same period of 2001. For the nine months ended September 30, 2002, net interest income increased by $595,000, or 7.0%, over the same period of 2001.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of September 30, 2002, the bank received long-term advances of $65,299,000 from its available credit of $137,886,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 4.76% at September 30, 2002, with maturities ranging from February 2003 to February 2011.

Impacting net interest income during the first nine months of 2002, were costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During the three months ended September 30, 2002, total early payoff costs on borrowings amounted to $110,000 and for the nine months ended September 30, 2002, total early payoff costs amounted to $290,000. During the first nine months of 2002, Union National restructured $9,000,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 5.10% and were paid off and were replaced with $7,000,000 of borrowings of slightly longer or comparable maturities that bear a weighted-average rate of 3.52%. The balance of the payoffs were funded through Union National's overnight funding position and the sale of some investment securities. Gains on the sale of investment securities partially offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. It is currently anticipated that management may continue to payoff a portion of these borrowings and replace them with lower current rate funding during the remainder of 2002. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $189,000 in comparing the three months ended September 30, 2002, to the same period of 2001 and by $651,000 in comparing the nine months ended September 30, 2002, to the same period of 2001. Growth in average earning assets was funded primarily by additional long-term borrowings. Average earning assets increased by 5.0% for the three months ended September 30, 2002, and by 4.8% for the nine months ended September 30, 2002, as compared to the same periods of 2001.

The overall interest rate on the average total earning assets for the three months ended September 30, 2002, was 6.92%, as compared to 7.78% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 3.07% (2.90% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended September 30, 2002, and 4.07% for the three months ended September 30, 2001. The net effect of these interest rate changes was to decrease net interest income in the amount of $35,000 for the three months ended September 30, 2002, over the same period of 2001. The net interest margin percentage for the three months ended September 30, 2002, was 4.18% (4.33% without the impact of payoff costs), as compared to 4.17% for the same period of 2001.

For the nine months ended September 30, 2002, the overall interest rate on the average total earning assets was 7.09%, as compared to 7.94% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 3.26% (3.11% without the impact of early payoff costs on FHLB borrowings) for the nine months ended September 30, 2002, and 4.33% for the nine months ended September 30, 2001. The net effect of these interest rate changes was to decrease net interest income in the amount of $56,000 for the nine months ended September 30, 2002, over the same period of 2001. The net interest margin percentage for the nine months ended September 30, 2002, was 4.22% (4.35% without the impact of payoff costs), as compared to 4.13% for the same period of 2001. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2002.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.25%. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

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

Union National's net interest income may still be impacted by future actions of the Federal Reserve Bank. In addition, income from growth in earning assets during 2001 and the first nine months of 2002, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2002. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of September 30, 2002, may result in net interest income for the remainder of 2002 that reflects a moderate increase over the net interest income earned during the same period of 2001. The yield curve during the remainder of 2002, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The provision for loan losses was $43,000 for the three months ended September 30, 2002, as compared to $84,000 for the three months ended September 30, 2001. Net charge-offs for the three months ended September 30, 2002, were $154,000, as compared to $45,000 for the same period of last year. A significant portion of the net charge-offs during the third quarter of 2002 was already specifically provided for in Union National's allowance for loan losses. Therefore, a significant increase in the provision for loan losses was not necessary in spite of the increase in charge-offs. For the nine months ended September 30, 2002, the provision for loan losses was

$128,000, as compared to $357,000 for the same period of 2001. Net charge-offs for the nine months ended September 30, 2002, amounted to $225,000, as compared to $136,000 for the same period of 2001. The lower provision for loan losses can also be attributed to declining levels of nonperforming loans. In contrast, during the first nine months of 2001, Union National experienced increased levels of nonperforming loans. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality are substantially different from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $256,000, or 43.9%, for the three months ended September 30, 2002, as compared to the same period of 2001. For the nine months ended September 30, 2002, other operating income increased by $632,000, or 37.1%, as compared to the same period of the prior year. Contributing factors to the increase in other operating income as compared to the same periods in 2001 are summarized below:


                                Amount of Increase (Decrease)
                              ________________________________
                        Three Months Ended   Nine Months Ended
                        September 30, 2002   September 30, 2002
                              _____________   ________________
   Income from Fiduciary
     Activities                 $ (3,000)        $(31,000)
   Insufficient Funds Charges     10,000           13,000
   ATM Usage Fees                 (1,000)          15,000
   Loan Insurance Commissions     (9,000)         (18,000)
   Alternative Investment
     Commissions                  19,000          101,000
   Debit Card Earnings            14,000           52,000
   Mortgage Banking Activities   115,000          286,000
   Investment Securities Gains   112,000          239,000
   Various Other Changes          (1,000)         (25,000)
                                _________        _________
   TOTAL                        $256,000         $632,000
                                =========        =========


The decrease in income from fiduciary activities is primarily a result of a decrease in estate fee income. The increase in ATM usage fees for the nine months ended September 30, 2002, is a result of a fee change implemented late in the first quarter of 2001. The increase in commissions from alternative investment products is a result of increased sales of annuities, mutual funds and brokerage services. Union National has expanded the sale of alternative investment products and now has a licensed representative to sell these products in each of our retail offices. The increase in income from mortgage banking activities relates to a new mortgage program that Union National implemented in November 2001. Through this program, Union National is able to offer expanded mortgage products at competitive rates. These mortgages are sold to the FHLB, but the servicing is still handled by Union National so the sale is transparent to customers. As of September 30, 2002, Union National was servicing 86 loans through this program with an outstanding balance of $8.7 million. Investment securities gains in the third quarter of 2002 were a result of some restructuring in the investment security portfolio. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. In addition, some funds from the sale of these securities were utilized to payoff some FHLB borrowings and as indicated earlier these gains partially offset the costs of the early payoff of these borrowings. Other fee increases detailed above are generally a result of changes in transaction volumes. Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was as follows:

                         Three Months Ended     Nine Months Ended
                          __________________     ________________
September 30, 2002              19.7%               19.5%
September 30, 2001              17.1%               17.4%


Other Operating Expenses

The aggregate of noninterest expenses for the three months ended September 30, 2002, increased by $165,000, or 6.6%, over the same period of 2001. For the nine months ended September 30, 2002, noninterest expenses increased by $344,000, or 4.6%, over the same period of the prior year. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $13,000, or 1.1%, for the three months ended September 30, 2002, as compared to the same period of last year. For the nine months ended September 30, 2002, salaries and wages increased by $144,000, or 4.4%, over the same period of 2001. These increases were essentially due to annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals.

The cost of retirement plans and other employee benefits for the three months ended September 30, 2002, decreased by $5,000, or 2.0%, as compared to the same period of 2001. For the nine months ended September 30, 2002, employee benefit costs increased by $48,000, or 6.3%, over the same period of last year. For the nine months ended September 30, 2002, these increases were primarily a result of an increase in profit sharing costs (due to higher salaries and an increase in employee eligibility), health insurance and other employee benefit expenses.

Occupancy, furniture and equipment expenses increased by $20,000, or 6.3%, for the three months ended September 30, 2002, as compared to the same period of the previous year. For the nine months ended September 30, 2002, occupancy, furniture and equipment expenses increased by $68,000, or 7.3%, as compared to the same period of 2001. These increases were primarily related to an increase in depreciation and maintenance costs.

Professional fees for the three months ended September 30, 2002, increased by $30,000, as compared to the same period of last year and for the nine months ended September 30, 2002, professional fees decreased by $34,000. The increase in professional fees for the third quarter of 2002 is primarily a result of various increased consulting fees. The decrease in professional fees for the first nine months of 2002 related primarily to non-recurring consulting expenses incurred in the first six months of 2001. These consultants helped to review our internal processes, products and procedures in order to identify efficiencies, cost savings and additional fee income opportunities.

Other operating expenses increased by $55,000 for the three months ended September 30, 2002, as compared to the same period of 2001. For the nine months ended September 30, 2002, other operating expenses increased by $77,000, as compared to the same period of 2001. Impacting other operating expenses as compared to the same periods in 2001 were an increase in liability insurance costs, check and other losses and various other expense categories that were offset by decreases in supplies, foreclosed real estate and travel expenses. The increase in check losses was due to a large recovery that occurred during the first quarter of 2001 and the increase in other losses was primarily a result of a robbery loss at a retail branch location in the first quarter of 2002.

Income Taxes

Union National's income tax expense increased by $96,000 for the three months ended September 30, 2002, as compared to the same period of last year. For the nine months ended September 30, 2002, income tax expense increased by $408,000, as compared to the same period of 2001. Union National's effective tax rates were as follows:

                         Three Months Ended     Nine Months Ended
                         __________________     _________________
September 30, 2002               18.7%               18.7%


September 30, 2001               12.5%                7.7%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The increase in income tax expense in 2002 as compared to the same periods of 2001 was primarily due to an increase in earnings before income taxes. The realization of net deferred tax assets, which amounted to $174,000 at September 30, 2002, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

Investment Securities
_____________________
During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under FASB Statement No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,398,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity.

Regulatory Activity
____________________
As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business. Specifically, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National's ability to realize the value of deferred tax assets. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

Credit Risk and Loan Quality
____________________________
Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,729,000 to comply with their respective repayment terms. This compares to the amount of $1,893,000 at December 31, 2001, and the increase is mainly a result of three commercial loan relationships that were added to this amount during the first six months of 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2002.

At September 30, 2002, total nonperforming loans amounted to $1,316,000, or 0.6% of total net loans, as compared to a level of $2,204,000, or 1.1%, at December 31, 2001. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of ..8%.

Schedule of Nonperforming Assets:


                                September 30,       December 31,
(In thousands)                      2002                2001
                                _____________       ____________
Nonaccruing Loans               $     1,194      $     1,589
Accrual Loans   90 days
   or more past due                     122              615
Restructured Accrual Loans                -                -
                                ___________       ___________
   Total Nonperforming Loans          1,316            2,204
Foreclosed Real Estate                   56               43
                                ___________       ___________
   Total Nonperforming Assets   $     1,372       $     2,247
                                ===========       ===========

Nonperforming Loans
   as a % of Net Loans                  0.6%              1.1%
                                ===========       ===========
Allowance for Loan Losses
   as a % of Nonperforming Loans        136%               86%
                                ===========       ===========

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of September 30, 2002, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $188,000 and had unrealized losses of $288,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2002, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of September 30, 2002, Union National held corporate debt securities with a total fair value of $16,569,000 and net unrealized losses on these securities amounted to $72,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $1,796,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2002 to be below the level of net loan charge-offs for the same period of 2001.

Analysis of Allowance for Loan Losses:



                        Three Months Ended   Nine Months Ended
                         September 30,         September 30,
(In thousands)           2002        2001      2002       2001
                       ________    ________  ________   ________
Average Total Loans Outstanding
 (Less Unearned Income)$202,320    $183,579  $202,684   $184,842
                       ========    ========  ========   ========
Allowance for Loan Losses,
 Beginning of Period   $  1,907    $  1,969  $  1,893   $  1,787
Loans Charged-Off
 During Period              189          53       319        199
Recoveries of Loans Previously
 Charged-Off                 35           8        94         63
                       ________    ________  ________   ________
 Net Loans Charged-Off      154          45       225        136
Addition to Provision for Loan Losses
 Charged to Operations       43          84       128        357
                       ________    ________  ________   ________
Allowance for Loan Losses,
 End of Period         $  1,796     $ 2,008  $  1,796    $ 2,008
                       ========    ========  ========    ========

Ratio of Net Loans Charged-Off to Average
 Loans Outstanding
 (Annualized)               .30%        .10%      .15%       .10%
                       ========    ========  ========   ========

Ratio of Allowance for Loan Losses to
 Net Loans at End of
 Period                    0.89%       1.10%     0.89%      1.10%
                       ========    ========  ========   ========

As detailed above, the ratio of the allowance for loan losses to net loans has decreased from 1.10% at September 30, 2001 to 0.89% at the end of the current quarter. This decline can be attributed to several factors. First, Union National purchased a pool of approximately $25,000,000 of first-lien residential mortgage loans in November 2001. These well-secured loans present a lower risk of loss to

Union National and accordingly require a lower related allowance for loan losses. Second, attributing to the decline in this ratio is a more than 50% decline in nonperforming loans as compared to September 30, 2001. In contrast, Union National's commercial loan portfolio has also grown significantly over the past year and although these loans generally represent a greater risk of loss to Union National a large portion of these loans are secured by real estate.

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

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of September 30, 2002, the bank had received long-term advances of $65,299,000 from its available credit of $137,886,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Advances of $5,347,000 are due over the next twelve months and advances of $20,000,000 are convertible during the remaining months of 2002. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

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

On January 24, 2002, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represented approximately 3.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 2002, approximately 64,000 shares have been repurchased under this plan.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 2002, as compared to the bank's current risk-based capital ratio of 12.03%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of September 30, 2002, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:


(In thousands)                      September 30,    December 31,
                                        2002             2001
                                     ___________      ___________
Tier I - Total Stockholders' Equity    $ 24,710        $ 23,979
Tier II - Allowance for Loan Losses       1,796           1,893
                                     ___________      ___________
   Total Qualifying Capital            $ 26,506        $ 25,872
                                     ===========      ===========

Risk-adjusted On-balance-sheet Assets  $203,808        $203,351
Risk-adjusted Off-balance-sheet Exposure 16,593          11,806
                                     ___________      ___________
   Total Risk-adjusted Assets          $220,401        $215,157
                                     ===========      ===========
Leverage Ratio:
 Tier I Capital to Average Total Assets    7.99%           7.95%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions             5.00            5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual            11.21%          11.14%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             6.00            6.00

 Total Capital Ratio - Actual             12.03%          12.02%
 Minimum Required                          8.00            8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            10.00           10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $ 8,874        $  8,659
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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a one-percent decline in interest rates was modeled at September 30, 2002, based on management's assessment of potential future interest rate levels. A hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

In addition to the above scenarios, management modeled the impact of a "flattening" interest rate yield curve on the bank's net interest income. The rate assumptions for this scenario included an increase in short-term interest rates while minimizing increases in longer-term interest rates. Management determined that this is a potential scenario considering current market interest rates as compared to historical average interest rates. A "flattening" interest rate environment with short-term interest rates increasing two-percent will have a negligible impact on net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position in 2002 by the following:
* increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans
* repositioning of its investment security portfolio into floating-rate, short- or long-term securities;

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

               Item 4   CONTROLS AND PROCEDURES

Controls and Procedures
_______________________
Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive Officer and Chief Financial Officer.

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

Item 4.  Submission of Matters to a Vote of Security Holders
      Nothing to report

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

        (a)  Exhibits

         Exhibit No. 99   Certification of Principal Executive
Officer and Principal Financial Officer Pursuant to 18
U.S.C. Section 1350 as Added by Section 906 of the
Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

         Union National filed a report on form 8-K via EDGAR dated July 11, 2002. The report was filed pursuant to
Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported second quarter earnings for 2002 and announced the third quarter cash dividend for 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Union National Financial Corporation
                                       (Registrant)



                           By /s/ Mark D. Gainer
                             ______________________
                             Mark D. Gainer
                             President & CEO
                             (Principal Executive Officer)

                           Date: November 14, 2002


                           By /s/ Clement M. Hoober
                             _______________________
                             Clement M. Hoober
                             Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)

                           Date: November 14, 2002

                         CERTIFICATION

I, Mark D. Gainer, President/CEO, certify, that:
     1. I have reviewed this quarterly report on Form 10-Q of Union National Financial Corporation.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. Union National's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               By /s/Mark D. Gainer
                                 ___________________
                               President/CEO

                               Date: November 14, 2002

                        CERTIFICATION

I, Clement M. Hoober, Treasurer/CFO, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of Union National Financial Corporation.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

          (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. Union National's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     By /s/ Clement M. Hoober
                                        _____________________
                                     Treasurer/CFO

                                     Date: November 14, 2002

                          EXHIBIT 99

         CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                    PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350
                 AS ADDED BY SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

         CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                  PRINCIPAL FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350
                 AS ADDED BY SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
     1.  The report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.


                          By /s/ Mark D. Gainer
                             __________________
                             President/CEO

                          Date: November 14, 2002


                          By /s/ Clement M. Hoober
                             ______________________
                             Treasurer/CFO

                           Date: November 14, 2002