Form 10-K
period 2002-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2003-03-31
CIK 874482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

       Commission file number   0-19214
                              _____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __
No X

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $37,544,589 as of June 30, 2002. As of March 24, 2003, the
Registrant had 2,505,877 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2002
Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial
Corporation's Proxy Statement for its 2003 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

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

     Item 2 -  Properties . . . . . . . . . . . . . . . . . . . 7

     Item 3 -  Legal Proceedings . . . . . . . . . . . . . . . 10

     Item 4 -  Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . 10

PART II

     Item 5 -  Market for Registrant's Common Equity and
               Related Shareholder Matters . . . . . . . . . . 11

     Item 6 -  Selected Financial Data . . . . . . . . . . . . 11

     Item 7 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operation . .12

     Item 7A-  Quantitative and Qualitative Disclosure About
               Market Risk . . . . . . . . . . . . . . . . . . 12

     Item 8 -  Financial Statements and Supplementary Data . . 12

     Item 9 -  Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure . . . . .12

PART III

     Item 10 - Directors and Executive Officers of the
               Registrant . . . . . . . . . . . . . . . . . .  13

     Item 11 - Executive Compensation . . . . . . . . . . . . .13

     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . .13

     Item 13 - Certain Relationships and Related Transactions .13

PART IV

     Item 14 - Controls and Procedures . . . . . . . . . . . . 14

     Item 15 - Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . 14

     Signatures . . . . . . . . . . . . . . . . . . . . . . . .17

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . 23

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

                  Critical accounting policies:

     Disclosure of the Corporation's significant accounting policies is included in Note 1 to the consolidated financial statements on pages 8 through 10 and in Management's Discussion and Analysis on page 22 of the Annual Report to Stockholders (Exhibit 13). The corporation's accounting policies have been approved by the Audit Committee.

ITEM 1.  BUSINESS.
__________________

      Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has one wholly-owned subsidiary, Union National Community Bank. The bank's wholly owned subsidiary, the Union National Insurance Agency, Inc. was formed on May 21, 2001.

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

     For additional information concerning Union National
Financial Corporation's business activities, see Part II, Item 7 f this Annual Report on Form 10-K.

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation Union National Financial
Corporation" and "Supervision and Regulation Union National Community Bank" below and pages 35 and 36 of the 2002 Annual Report to Stockholders. The annual report is included in Exhibit 13 to this report and is incorporated herein by reference.

     Without the prior approval of the Federal Reserve, the Bank
Holding Company Act prohibits Union National Financial
Corporation from:
    * acquiring direct or indirect control of more than 5% of the voting stock of any bank; or

    *  acquiring substantially all of the assets of any bank; or

    *  merging with another bank holding company.

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

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 14, 15, 34, and 35 of Union National Financial Corporation's 2002 Annual Report to Stockholders for information concerning Union National Financial Corporation's capital ratios which are included in Exhibit 13 and incorporated here by reference.

     Pending Legislation.  Management cannot anticipate what
     ____________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 35 and 36 of Union National Financial Corporation's 2002 Annual Report to Stockholders, which pages are included in Exhibit 13 and incorporated here by reference.

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

     Statistical Data.  The information required by this Item is
     _________________
incorporated by reference from pages 20 through 36 of Union
National Financial Corporation's 2002 Annual Report to
Stockholders.

     Employees.  As of March 24, 2003, Union National Community
     __________
Bank had 118 full-time employees and 20 part-time employees.
None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel.

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

Main Office Annex        Wood frame construction
115 East Main Street     with aluminum siding.    September, 1992
Mount Joy, PA 17552      Containing approximately
                         1,632 sq. ft. of space.

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

MotorBank Branch Office  Drive-up Bank Branch      November, 1972
21 North Barbara Street  Brick on frame.
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

Columbia Branch Office   Branch Bank                 April, 2000
401 Locust Street        Brick/Granite Building
Columbia, PA 17512       First floor of 3 story building
                         containing 2,120 sq. ft. of space
                         currently used for banking purposes.
                         No drive-up facilities.

Wealth Management Group  Brick/Steel Frame          August, 2000
150 N. Queen Street      Building Fifth floor of
5 th Floor, Suite 500    7 story building containing
Lancaster, PA 17604      5,080 sq. ft. of space currently
                         used for trust and asset
                         management purposes.


     In management's opinion, the above properties are in good condition and are adequate for the Corporation's and Union
National Community Bank's purposes.

ITEM 3.  LEGAL PROCEEDINGS.
___________________________

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_____________________________________________________________

     None. There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                           PART II
                           _______

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
__________________________________________________________
STOCKHOLDER MATTERS.
____________________

     Market and dividend information required by this Item is incorporated here by reference from the inside front cover of Union National Financial Corporation's 2002 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTC Bulletin Board under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2002 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

     Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank have paid regular cash dividends on their common stock for more than thirty-seven years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

     Information related to Securities authorized for Issuance under Equity Compensation Plans is incorporated by reference to page 29 of the Union National Financial Corporation 2003 Proxy
Statement.

     Additional information required by this Item regarding dividend restrictions is incorporated here by reference from Note
12 on page 14 and pages 34 and 35 of Union National Financial
Corporation's 2002 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 24, 2003, there were approximately 915 holders of record of Union National Financial Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
_________________________________

     The information required by this Item is incorporated here by reference from pages 20 and 21 of Union National Financial Corporation's 2002 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
__________________________________________________________
CONDITION AND RESULTS OF OPERATIONS.
____________________________________

     The information required by this Item is incorporated by reference from pages 22 through 36 of Union National Financial Corporation's 2002 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
______________________________________________________________
RISK.
_____

     The information required by this Item is incorporated here by reference from pages 32 to 34 of Union National Financial Corporation's 2002 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_____________________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 20 of Union National Financial Corporation's 2002 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
_________________________________________________________
ACCOUNTING AND FINANCIAL DISCLOSURE.
____________________________________

     NONE.

                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
_________________________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 6, 15 through 19 and 25 of Union National Financial Corporation's Proxy Statement for its
2003 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.
_________________________________

     The information required by this Item is incorporated here by reference from pages 26 through 29 of Union National Financial
Corporation's Proxy Statement for its 2003 Annual Meeting of
Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
_____________________________________________________________
MANAGEMENT.
___________

     The information required by this Item is incorporated here by reference from pages 3 through 5 and 36 of Union National Financial Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders. The information related to Equity Compensation Plans as required is incorporated here by reference to the Equity Compensation Plan Information table on page 29 of Union National Financial Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_________________________________________________________

     The information required by this Item is incorporated here by reference from page 36 of Union National Financial
Corporation's Proxy Statement for its 2003 Annual Meeting of
Shareholders.

                             PART IV
                             _______

ITEM 14.  CONTROLS AND PROCEDURES.
_________________________________

    (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) was evaluated as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Corporation (or the Corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

    (b)  Changes in internal controls.

     There were no significant changes made in the Corporation's internal controls during the period covered by this report or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
_________________________________________________________________
FORM 8-K.
_________

    (a)  1.  Financial Statements.
The following financial statements are included by reference in Part II, Item 8 hereof.

Independent Auditor's Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders'
 Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

        13  Excerpts from Union National Financial Corporation's
2002 Annual Report to Stockholders.

        21  Subsidiaries of the Union National Financial
Corporation (Incorporated by Reference to Exhibit 21 to Union
National Financial Corporation's Annual Report on Form 10-K for the Year Ended December 31, 1998).

        23.1  Consent of Beard Miller Company LLP, Independent
Auditors.

    (b) Union National filed a report on Form 8-K via EDGAR dated October 16, 2002. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported third quarter earnings and announced the fourth quarter cash dividend for 2002.

    (c) The exhibits required to be filed by this Item are listed under Item 14(a)3, above.

    (d)  NOT APPLICABLE.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         UNION NATIONAL FINANCIAL CORPORATION
                         ____________________________________
                                     (Registrant)
                         By  /s/ Mark D. Gainer
                         ____________________________________
                            Mark D. Gainer
                            President and Chief Executive Officer
                         Date:  March 13, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

                                                        DATE
                                                        ____

By   /s/ Mark D. Gainer                            March 13, 2003
     __________________________
     Mark D. Gainer
     President, Chief Executive Officer
     and Director (principal executive officer)

By   /s/ Donald H. Wolgemuth                       March 13, 2003
     __________________________
     Donald H. Wolgemuth
     Chairman of the Board of Directors
     and Director

By   /s/ William E. Eby                            March 13, 2003
     __________________________
     William E. Eby, Director

By   /s/ Clement M. Hoober                         March 13, 2003
     __________________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)

By   /s/ Franklin R. Eichler                       March 13, 2003
     __________________________
     Franklin R. Eichler, Director

By   /s/ Carl R. Hallgren                          March 13, 2003
     __________________________
     Carl R. Hallgren, Director

By   /s/ David G. Heisey                           March 13, 2003
     __________________________
     David G. Heisey, Director

By   /s/ Darwin A. Nissley                         March 13, 2003
     __________________________
     Darwin A. Nissley, Director

By   /s/ Daniel H. Raffensperger                   March 13, 2003
     __________________________
     Daniel H. Raffensperger, Director

By   /s/ Benjamin W. Piersol, Jr.                  March 13, 2003
     __________________________
     Benjamin W. Piersol, Jr., Director

By   /s/ Lloyd C. Pickell                          March 13, 2003
     __________________________
     Lloyd C. Pickell, Director

                          CERTIFICATION

I, Mark D. Gainer, President/CEO, certify, that:
    1.  I have reviewed this annual report on Form 10-K of Union
National Financial Corporation.

    2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

    6. Union National's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           By /s/Mark D. Gainer
                             ___________________
                             President/CEO

                           Date: March 31, 2003

                          CERTIFICATION

I, Clement M. Hoober, Treasurer/CFO, certify, that:
    1.  I have reviewed this annual report on Form 10-K of Union
National Financial Corporation.

    2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

    6. Union National's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       By /s/ Clement M. Hoober
                             _____________________
                             Treasurer/CFO

                       Date: March 31, 2003

                          EXHIBIT INDEX


Exhibit Number
______________
    3(i)  Union National Financial Corporation's Amended
Articles of Incorporation.  (Incorporated by reference to Exhibit
3(i) to Union National Financial Corporation's Registration
Statement No. 333-27837 on Form S-8, filed with the Commission on
May 27, 1997.)

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

    13  Excerpts from Union National Financial Corporation's 2002
Annual Report to Shareholders.

    21  Subsidiaries of Union National Financial Corporation.
(Incorporated by Reference to Exhibit 21 to Union National
Financial Corporation's Annual Report on Form 10-K for the Year
Ended December 31, 1998.)

    23.1  Consent of Beard Miller Company LLP, Independent
Auditors.

                           EXHIBIT 13
                           __________

       Excerpts From Union National Financial Corporation's
                2002 Annual Report to Stockholders

                150 years of community banking
                       ANNUAL REPORT 2002
              UNION NATIONAL FINANCIAL CORPORATION

                      TABLE OF CONTENTS

Financial Highlights . . . . . . . . . . . . . . . . . . . . . .1
To Our Stockholders . . . . . . . . . . . . . . . . . . . . . 2-3
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 4
Consolidated Statements of Income . . . . . . . . . . . . . . . 5
Consolidated Statements of Changes in Stockholders' Equity . . .6
Consolidated Statements of Cash Flows . . . . . . . . . . . . . 7
Notes to Consolidated Financial Statements . . . . . . . . . 8-18
Independent Auditor's Report . . . . . . . . . . . . . . . . . 20
Summary of Quarterly Financial Data . . . . . . . . . . . . . .20
Selected Financial Data . . . . . . . . . . . . . . . . . . . .21
Management's Discussion and Analysis . . . . . . . . . . . .22-36
Board of Directors . . . . . . . . . . . . . . . . . . . . . . 37

               STOCK, BROKER AND DIVIDEND INFORMATION

Union National Financial Corporation has only one class of common stock authorized, issued and outstanding. The outstanding common stock is traded in the local over-the-counter market, primarily in Lancaster County, Pennsylvania, under the symbol UNNF. Prices presented in the table below reflect actual transactions known to management. Cash dividends, when declared by the Board of Directors, are payable on the 5th day of February, May, August and November. Stockholders of record may elect to have cash dividends deposited directly to their checking or savings account. Union National offers its stockholders a Dividend Reinvestment and Stock Purchase Plan, whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of the corporation and may purchase additional shares within specified limits.

                                                      Dividends
Quarter                 High             Low          Per Share
_________________________________________________________________
First, 2002            $15.50           $13.90          $0.125
Second                  15.75            15.10           0.140
Third                   16.50            15.20           0.155
Fourth                  17.25            16.20           0.155

First, 2001            $14.75           $11.75          $0.105
Second                  12.60            11.75           0.105
Third                   14.00            11.82           0.105
Fourth                  14.00            12.80           0.110


                     Corporate Introduction

Union National Financial Corporation, headquartered in Mount Joy, Pennsylvania, is the holding company of Union National Community Bank. The bank provides a full range of financial services for both retail and business customers in Lancaster County, Pennsylvania. In addition to traditional banking services, Union National also offers insurance, retirement plan services, and wealth management services through its UnionNationalAdvisors Group. Union National Community Bank has six full-service offices in Columbia, Elizabethtown, Hempfield, Manheim, Maytown and Mount Joy. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.

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

REGISTRAR AND TRANSFER AGENT

Union National Community Bank
Attn: Stock Transfer Department
P.O. Box 567
Mount Joy, PA 17552-0567

FOR FURTHER INFORMATION
ON PURCHASING OUR STOCK,
WE REFER YOU TO:

Ferris Baker Watts
3100 Market Street
Camp Hill, PA 17011
(877) 519-5953

F. J. Morrissey & Company, Inc.
4 Tower Bridge, Suite 300
200 Barr Harbor Drive
West Conshohocken, PA 19428
(800) 842-8928

Hazlett, Burt & Watson, Inc.
100 East King Street
P. O. Box 1267
Lancaster, PA  17608
(717) 397-5515

Janney Montgomery Scott, LLC
61 North Duke Street
Lancaster, PA  17602
(717) 293-4100

RBC Dain Rauscher
2101 Oregon Pike
Lancaster, PA  17601
(866) 835-1422

Ryan Beck & Co., Inc.
220 South Orange Avenue
Livingston, NJ 07039
(973) 597-6000

Form 10-K Request

The Form 10-K Report filed with the Securities & Exchange
Commission may be obtained, without charge, by writing to:
     Clement M. Hoober, CPA
     Chief Financial Officer
     Union National Financial Corporation
     P.O. Box 567
     Mount Joy, PA 17552

The annual report and other company reports are also filed electronically through the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR") which performs automated collection, validation, indexing, acceptance and forwarding of submissions to the Securities and Exchange Commission (SEC) and is accessible by the public using the internet at http://www.sec.gov/edgar.shtml.

Notice of Annual Meeting

The Annual Meeting of Stockholders will be held on Wednesday, April 30, 2003, at: The Gathering Place, 6 Pine Street, Mount
Joy, PA 17552.

                          FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)
                            December 31,  December 31, % Increase
                                2002         2001      (Decrease)
_________________________________________________________________
For the Year
  Total Interest Income      $ 19,561       $ 21,085      (7.2%)
  Total Interest Expense        8,107         10,190     (20.4%)
  Net Interest Income          11,454         10,895       5.1%
  Net Income                    3,160          2,242      40.9%

Per Share
  Net Income (Basic)         $   1.24       $   0.87      42.5%
  Net Income (Assuming Dilution) 1.23           0.86      43.0%
  Cash Dividends Paid           0.575          0.425      35.3%
  Stockholders' Equity          10.62           9.86       7.7%

Average Balances
  Loans                      $201,976        $186,877      8.1%
  Investments and Other
     Earning Assets            87,939          90,321     (2.6%)
  Total Assets                308,584         294,401      4.8%
  Total Deposits              215,242         214,297      0.4%
  Stockholders' Equity         25,900          24,730      4.7%

Return on Average
   Assets                        1.02%           0.76%
   Stockholders' Equity         12.20%           9.07%

                        TO OUR STOCKHOLDERS:

As we celebrate a successful year, we also reflect on the success we have achieved over the past 150 years. We have faced many challenges throughout our history and know that more await us in the future. Union National was built on a foundation of individualized, world-class service along with a commitment to our customers, our employees and the communities we serve. These foundational principles have served us well in the past and will continue to guide our future.

Union National achieved record earnings of $3,160,000 in 2002, an increase of 41% over 2001. Union National was able to achieve this record profitability level because of the combined efforts of all of our team members. Several years ago we embarked on an ambitious effort to prepare Union National to become the best financial services provider in our market. As I indicated at that time, becoming the best is a noble goal, but it is rarely an easy one. We knew our efforts would come at a cost and would impact short-term earnings. However, while our story is still not complete, several chapters have been written and we have accomplished much. We have made many preparations and now you are seeing the results of our efforts reflected in the record earnings for 2002. The story is still unfolding and we are excited and ready to embrace the future that lies ahead.


Following are just a few highlights of what we accomplished together in 2002:
 * Union National capitalized on low long-term interest rates and generated significant mortgage volume under a new mortgage program that was introduced in the fourth quarter of 2001. These mortgage banking activities generated additional income of more than $450,000 during 2002.
 * Our UnionNationalAdvisors group continued to expand the sale of annuities, mutual funds and other alternative investment products to our customers. Union National now has a licensed investment representative in each of our community offices. Increased sales of these products resulted in additional revenue of more than $100,000 for 2002. UnionNationalAdvisors also continued to develop additional products for our customers in 2002. These products will ensure that we can provide a wide array of services to meet the diverse needs of our customers and will provide ways to generate increased revenues for Union National in the future.
 * Union National generated significant commercial loan growth in 2002. Service to small and medium-sized businesses continues to be a profitable niche for Union National and will be a continued focus in the future.
 * Union National experienced a steep decline in net loan charge-offs and past due and non-performing loans in 2002, compared to 2001. This can be attributed to a sound credit culture at Union National, including strong loan underwriting, and our proactive collection efforts. With the combination of these factors, Union National's total provision for loan losses decreased by $392,000 in comparison to 2001.

From our humble beginnings 150 years ago, Union National has grown to meet the ever-changing needs of the communities around us. Over the past several years we have made product, process and technology changes to prepare Union National to be able to grow and continue to meet our customers' needs in the future. More importantly, we have invested in our people. We have built a team that is well-trained, confident and prepared to face the challenge of becoming a high-performing financial services provider. We believe we are now well-positioned for future growth. During 2003, we expect to expand our community office network into the greater Lancaster community with two additional offices. One office location already identified is on Roseville Road in Manheim Township, which has a targeted opening date in the summer of 2003. We also continue to identify and further analyze other opportunities and areas for profitable growth. We believe we can offer the products and services that customers need and provide the world-class service that they desire. In short, we believe we are ready to expand and dominate our markets through the same world-class service that has been our hallmark for the past 150 years.

In 2003 we also anticipate the introduction of several new products for our customers. We are pleased to present an innovative new product called "Cash Back Checking". This product, which was introduced in the first quarter of 2003, pays customers cash back for pinless MasterMoney card purchases on a monthly basis. This account also features no minimum balance, no monthly maintenance fees and no limits on transactions. Visit one of our community office locations for additional details. We will also be introducing a new personal cash management account in 2003 designed to meet the diverse financial needs of today's sophisticated consumer. This product will provide a comprehensive solution for customers offering a combined investment account, checking account and a revolving line of credit intended to make financial management convenient.

As we celebrate 150 years of community banking, we pause to recognize the reasons for our success. This success can be directly attributed to dedicated employees, a supportive Board of Directors, loyal customers and the support of you, our stockholders. Because of the diligent efforts of so many people, Union National is now poised to face challenges, create opportunities and grow profitably. To all of those behind Union National's achievements I express a heartfelt "Thank you" and ask for your continued support in the future.

Sincerely yours,

/s/ Mark D. Gainer
Mark D. Gainer, President/CEO

                   CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

                                     December 31,    December 31,
                                        2002            2001
                                    ____________     ____________
ASSETS
Cash and Due from Banks             $    7,215       $    8,227
Interest-Bearing Deposits
  in Other Banks                            70               63
Federal Funds Sold                       2,260                -
Short-Term Investments                   5,000            4,999
                                    ____________     ____________
 Total Cash and Cash Equivalents        14,545           13,289
Investment Securities Held-
 to-Maturity (Fair Value:
 2002-$0; 2001-$12,995)                      -           13,335
Investment Securities Available-
 for-Sale                               90,679           61,880
Loans Held for Sale                        892              574
Loans(Net of Unearned Income)          199,065          203,581
 Less: Allowance for Loan Losses        (1,812)          (1,893)
                                    ___________      ____________
         Net Loans                     197,253          201,688

Premises and Equipment - Net             6,320            6,734
Restricted Investment in Bank Stocks     3,772            3,153
Other Assets                             7,048            7,020
                                    ____________     ____________
   TOTAL ASSETS                      $ 320,509        $ 307,673
                                    ============     ============
LIABILITIES
Deposits:
 Noninterest-Bearing                 $  31,141        $  24,065
 Interest-Bearing                      192,209          191,479
                                    ____________     ____________
  Total Deposits                       223,350          215,544
Short-Term Borrowings                    3,387            3,400
Long-Term Debt                          65,299           61,252
Other Liabilities                        1,738            1,932
                                    ____________     ____________
  TOTAL LIABILITIES                    293,774          282,128

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)    688              687
Shares: Authorized - 20,000,000; Issued -
  2,753,243 in 2002 (2,749,500 in 2001)
  Outstanding - 2,517,469 in 2002
  (2,590,964 in 2001)
Surplus                                  8,939            8,960
Retained Earnings                       20,319           18,631
Accumulated Other Comprehensive
  Income                                 1,120              434
Treasury Stock - 235,774 shares in 2002
  (158,536 in 2001), at cost            (4,331)          (3,167)
                                    ____________     ____________
TOTAL STOCKHOLDERS' EQUITY              26,735           25,545
                                    ____________     ____________
  TOTAL LIABILITIES and
     STOCKHOLDERS' EQUITY             $320,509         $307,673
                                    ============     ============
See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                      Years Ended December 31,
                                    _____________________________
                                          2002            2001
                                    ______________   ____________
INTEREST INCOME
Interest and Fees on Loans          $     15,330     $    15,718
Investment Securities:
 Taxable Interest                          2,949           3,830
 Tax-Exempt Interest                       1,085           1,117
 Dividends                                   130             211
Other                                         67             209
                                    ______________   ____________
 Total Interest Income                    19,561          21,085

INTEREST EXPENSE
Deposits                                   4,587           7,246
Short-Term Borrowings                         50             340
Long-Term Debt                             3,470           2,604
                                    ______________   ____________
 Total Interest Expense                    8,107          10,190
                                    ______________   ____________
 Net Interest Income                      11,454          10,895

PROVISION for LOAN LOSSES                    184             576
                                    ______________   ____________
Net Interest Income after Provision
  for Loan Losses                         11,270          10,319

OTHER OPERATING INCOME
Income from Fiduciary Activities             127             157
Service Charges on Deposit Accounts        1,008             991
Other Service Charges, Commissions, Fees     948             850
Investment Securities Gains                  327              75
Mortgage Banking Activities                  466               9
Other Income                                 299             274
                                    ______________   ____________
  Total Other Operating Income             3,175           2,356

OTHER OPERATING EXPENSES
Salaries and Wages                         4,547           4,471
Employee Benefits                          1,133           1,066
Net Occupancy Expense                        714             678
Furniture and Equipment Expense              603             596
Professional Fees                            496             554
Data Processing Services                     576             537
Pennsylvania Shares Tax                      266             254
Advertising and Marketing Expenses           265             220
ATM Processing Expenses                      251             262
Other Expenses                             1,698           1,564
                                    ______________   ____________
  Total Other Operating Expenses          10,549          10,202
                                    ______________   ____________
  Income before Income Taxes               3,896           2,473

PROVISION (BENEFIT) FOR INCOME TAXES         736             231
                                    ______________   ____________
  NET INCOME                         $     3,160     $     2,242
                                    ==============   ============
PER SHARE INFORMATION
  Net Income for Year - Basic        $      1.24     $      0.87
  Net Income for Year - Assuming
   Dilution                                 1.23            0.86
  Cash Dividends                           0.575           0.425

See notes to consolidated financial statements.

                                      Years Ended December 31,
                                    _____________________________
                                          2000
                                    ______________
INTEREST INCOME
Interest and Fees on Loans           $    15,524
Investment Securities:
 Taxable Interest                          3,596
 Tax-Exempt Interest                       1,214
 Dividends                                   232
Other                                         17
                                    ______________
 Total Interest Income                    20,583

INTEREST EXPENSE
Deposits                                   7,956
Short-Term Borrowings                        753
Long-Term Debt                             1,643
                                    ______________
 Total Interest Expense                   10,352
                                    ______________
 Net Interest Income                      10,231

PROVISION for LOAN LOSSES                    397
                                    ______________
Net Interest Income after Provision
  for Loan Losses                          9,834

OTHER OPERATING INCOME
Income from Fiduciary Activities             111
Service Charges on Deposit Accounts          747
Other Service Charges, Commissions, Fees     675
Investment Securities Gains                   27
Mortgage Banking Activities                    -
Other Income                                 172
                                    ______________
 Total Other Operating Income              1,732

OTHER OPERATING EXPENSES
Salaries and Wages                         4,575
Employee Benefits                          1,072
Net Occupancy Expense                        634
Furniture and Equipment Expense              541
Professional Fees                            604
Data Processing Services                     214
Pennsylvania Shares Tax                      242
Advertising and Marketing Expenses           201
ATM Processing Expenses                      266
Other Expenses                             1,600
                                    ______________
 Total Other Operating Expenses            9,949
                                    ______________
Income before Income Taxes                 1,617

PROVISION (BENEFIT) FOR INCOME TAXES         (50)
                                    ______________
 NET INCOME                          $     1,667
                                    ==============
PER SHARE INFORMATION
  Net Income for Year - Basic        $      0.65
  Net Income for Year - Assuming
   Dilution                                 0.64
  Cash Dividends                           0.576

See notes to consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)
                                          Shares of
                                        Common stock
                                         Outstanding
                                        ____________
BALANCE, December 31, 1999               $2,483,072

Comprehensive Income:
 Net Income
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $423
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for
   Sale During the Year, Net of Tax of $17
 Reclassification Adjustment for (Gains)/Losses
    Included in Net Income, Net of Tax of $9
      Total Comprehensive Income
Acquisition of Treasury Stock               (52,987)
Issuance of Common Stock under
 Dividend Reinvestment and
  Stock Purchase Plan                        22,019
Issuance of Common Stock under
  Employee Plans                                877
Issuance of Common Stock under
  5% Common Stock Dividend                  122,237
Retirement of Treasury Stock
  (24,000 shares)
Cash Dividends ($.576 per share)
                                        ____________
BALANCE, December 31, 2000                2,575,218
Comprehensive Income:
 Net Income
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $352
 Reclassification Adjustment
  for (Gains)/Losses Included
  in Net Income, Net of Tax of $25
    Total Comprehensive Income

Acquisition of Treasury Stock                (4,213)
Issuance of Common Stock Under
  Dividend Reinvestment and Stock
   Purchase Plan                             17,339
Issuance of Common Stock under
   Employee & Director Plans                  2,093
Issuance of Treasury Stock                      527
Retirement of Treasury Stock
   (18,000 shares)
Cash Dividends ($.425 per share)
                                        ____________
BALANCE, December 31, 2001                2,590,964

Comprehensive Income:
 Net Income
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $478
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for
   Sale During the year, Net of Tax of $14
 Reclassification Adjustment for
     (Gains)/Losses Included in
     Net Income, Net of Tax of $111
     Total Comprehensive Income
Acquisition of Treasury Stock               (97,238)
Issuance of Common Stock under
  Dividend Reinvestment and Stock
   Purchase Plan                             17,734
Issuance of Common Stock under
   Employee & Director Plans                  6,009
Retirement of Treasury Stock
    (20,000 shares)
Cash Dividends ($.575 per share)
                                        _____________
BALANCE, December 31, 2002                2,517,469
                                        =============

See notes to consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                               Common                  Retained
                               Stock       Surplus     Earnings
                             __________  __________   __________
BALANCE, December 31, 1999    $     657  $    7,250  $    19,323

Comprehensive Income:
 Net Income                                                1,667
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $423
 Unrealized Holding Gains on Investment
   Securities Transferred to Available-for
   Sale During the Year, Net of Tax of $17
 Reclassification Adjustment for (Gains)/Losses
   Included in Net Income, Net of Tax of $9
      Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under
 Dividend Reinvestment and
  Stock Purchase Plan                 5         318
Issuance of Common Stock under
  Employee Plans                      -          11
Issuance of Common Stock under
  5% Common Stock Dividend           31       1,986       (2,017)
Retirement of Treasury Stock
  (24,000 shares)                    (6)       (487)
Cash Dividends ($.576 per share)                          (1,486)
                             __________  __________   __________
BALANCE, December 31, 2000          687       9,078       17,487

Comprehensive Income:
 Net Income                                                2,242
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $352
 Reclassification Adjustment for (Gains)/
   Losses Included in Net Income,
   Net of Tax of $25
      Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock Under
  Dividend Reinvestment and Stock
   Purchase Plan                      4         221
Issuance of Common Stock under
   Employee & Director Plans          1          23
Issuance of Treasury Stock                       (4)
Retirement of Treasury Stock
   (18,000 shares)                   (5)       (358)
Cash Dividends ($.425 per share)                          (1,098)
                                ________  __________ ____________
BALANCE, December 31, 2001          687       8,960       18,631

Comprehensive Income:
 Net Income                                                3,160
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $478
 Unrealized Holding Losses on
   Investment Securities Transferred to
   Available-for-Sale During the Year,
   Net of Tax of $14
 Reclassification Adjustment for
     (Gains)/Losses Included in
     Net Income, Net of Tax of $111
     Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under
  Dividend Reinvestment and Stock
   Purchase Plan                      4         274
Issuance of Common Stock under
   Employee & Director Plans          2          72
Retirement of Treasury Stock
    (20,000 shares)                  (5)       (367)
Cash Dividends ($.575 per share)                          (1,472)
                             __________  __________   __________
BALANCE, December 31, 2002   $      688  $    8,939  $    20,319
                             ==========  ==========   ==========
See notes to consolidated financial statements.

                         Accumulated Other
                          Comprehensive    Treasury
                          Income (Loss)     Stock         Total
                          _____________   __________  ___________
BALANCE, December 31, 1999 $    (1,038)   $  (3,128)  $   23,064
                                                      ___________
Comprehensive Income:
 Net Income                                                1,667
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $423                     821                       821
 Unrealized Holding Gains on
   Investment Securities Transferred
   To Available-for-Sale
   During the Year, Net of
   Tax of $17                       34                        34
 Reclassification Adjustment
   for (Gains)/Losses Included
   in Net Income, Net of Tax of $9 (18)                      (18)
                                                      ___________
         Total Comprehensive Income                        2,504
                                                      ___________
Acquisition of Treasury Stock                  (854)        (854)
Issuance of Common Stock under
 Dividend Reinvestment and Stock
  Purchase Plan                                              323
Issuance of Common Stock under
  Employee Plans                                              11
Issuance of Common Stock under
 5% Common Stock Dividend                                      -
Retirement of Treasury Stock
  (24,000 shares)                               493            -
Cash Dividends ($.576 per share)                          (1,486)
                             __________   __________  ___________
BALANCE, December 31, 2000        (201)      (3,489)      23,562

Comprehensive Income:
 Net Income                                                2,242
 Unrealized Holding Gains/(Losses)
   on Investment Securities
   Available-for-Sale Arising
   During the Year, Net of
   Tax of $352                     685                       685
 Reclassification Adjustment
   for (Gains)/Losses Included In
   Net Income, Net of Tax of $25   (50)                      (50)
                                                      ___________
         Total Comprehensive Income                        2,877
                                                      ___________
Acquisition of Treasury Stock                   (52)         (52)
Issuance of Common Stock under
  Dividend Reinvestment and Stock
   Purchase Plan                                             225
Issuance of Common Stock under
   Employee & Director Plans                                  24
Issuance of Treasury Stock                       11            7
Retirement of Treasury Stock
  (18,000 shares)                               363            -
Cash Dividends ($.425 per share)                          (1,098)
                              __________  __________  ___________
BALANCE, December 31, 2001         434       (3,167)      25,545

Comprehensive Income:
 Net Income                                                3,160
 Unrealized Holding Gains/(Losses) on
   Investment Securities Available-for-
   Sale Arising During the Year, Net of
   Tax of $478                     929                       929
 Unrealized Holding Losses on
   Investment Securities
   Transferred to Available-for
   Sale During the Year, Net of
   Tax of $14                      (27)                      (27)
 Reclassification Adjustment for
   (Gains)/Losses Included in Net
   Income, Net of Tax of $111     (216)                     (216)
                                                      ___________
     Total Comprehensive Income                            3,846
                                                      ___________
Acquisition of Treasury Stock                (1,536)      (1,536)
Issuance of Common Stock under
   Dividend Reinvestment and Stock
   Purchase Plan                                             278
Issuance of Common Stock under
   Employee & Director Plans                                  74
Retirement of Treasury Stock
   (20,000 shares)                              372            -

Cash Dividends ($.575 per share)                          (1,472)
                           ____________   __________  ___________
BALANCE, December 31, 2002 $     1,120    $  (4,331)  $   26,735
                           ============   ==========  ===========
See notes to consolidated financial statements.


           CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2002           2001
                                   ______________     ___________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                            $     3,160    $     2,242
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization              776            764
   Provision for Loan Losses                  184            576
   Net Amortization of Investment
      Securities' Premiums                    829            152
   Investment Securities Gains               (327)           (75)
   Provision for Deferred Income Taxes         70           (107)
   Increase in Cash-Surrender Value
      of Bank-Owned Life Insurance           (211)          (206)
   Gains on Loans Sold                       (372)            (9)
   Proceeds from Sales of Loans            13,159            792
   Loans Originated for Sale              (13,105)        (1,357)
   (Increase)/Decrease in Accrued
     Interest Receivable                       13             10
   (Increase)/Decrease in Other Assets       (441)            22
   Increase/(Decrease) in Other
     Liabilities                             (194)          (411)
                                       ____________   ___________
Net Cash Provided by
    Operating Activities                    3,541          2,393

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities             28,621         30,253
Proceeds from Maturities of
 Available-for-Sale Securities             22,310         18,657
Proceeds from Maturities of
 Held-to-Maturity Securities                  495            999
Purchases of Available-for-Sale
 Securities                               (66,353)       (49,563)
Purchases of Held-to-Maturity
 Securities                                     -           (210)
Net Purchases of Restricted
 Investments in Bank Stocks                  (619)           (51)
(Net Loans Made to Customers)/Net
 Principal Collected on Loans               4,251          7,125
Purchase of Residential Mortgage Loans          -        (25,196)
Purchases of Property and Equipment          (174)        (1,360)
Purchase of Bank-Owned Life Insurance           -              -
                                      ____________   ____________
    Net Cash Used in Investing
       Activities                         (11,469)       (19,346)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                      11,017         20,317
Increase/(Decrease) in Time Deposits       (3,211)       (17,318)
Net Increase/(Decrease) in Short-Term
 Borrowings                                   (13)       (10,095)
Proceeds from Issuance of Long-Term
 Debt                                      19,580         31,325
Payment on Long-Term Debt                 (15,533)          (808)
Acquisition of Treasury Stock              (1,536)           (52)
Issuance of Treasury Stock                      -              7
Issuance of Common Stock                      352            249
Cash Dividends Paid                        (1,472)        (1,098)
                                     ____________     ___________
  Net Cash Provided by
   Financing Activities                     9,184         22,527
                                     ____________     ___________
Net Increase in Cash
 and Cash Equivalents                       1,256          5,574

CASH and CASH EQUIVALENTS-
  Beginning of Year                        13,289          7,715
                                     ____________    ____________
CASH and CASH EQUIVALENTS-
  End of Year                         $    14,545    $    13,289
                                     ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $     8,362    $    10,351
  Income Taxes                                495            370

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-
 Maturity Investment Securities
 to Available-for-Sale                $    10,358    $         -

See notes to consolidated financial statements.

                                       Years Ended December 31,
                                   ______________________________
                                           2000
                                     ______________

CASH FLOWS from OPERATING ACTIVITIES
Net Income                            $     1,667
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization               545
  Provision for Loan Losses                   397
  Net Amortization of Investment
   Securities' Premiums                       101
  Investment Securities Gains                 (27)
  Provision for Deferred Income Taxes        (394)
  Increase in Cash-Surrender Value of
     Bank-Owned Life Insurance               (105)
  Gains on Loans Sold                           -
  Proceeds from Sales of Loans                  -
  Loans Originated for Sale                     -
  (Increase)/Decrease in Accrued
    Interest Receivable                       (80)
  (Increase)/Decrease in Other Assets        (634)
  Increase/(Decrease) in Other
    Liabilities                             1,143
                                     ______________
Net Cash Provided by
    Operating Activities                    2,613

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-
 for-Sale Securities                       14,256
Proceeds from Maturities of
 Available-for-Sale Securities              8,655
Proceeds from Maturities of
 Held-to-Maturity Securities                1,372
Purchases of Available-for-Sale
 Securities                               (18,368)
Purchases of Held-to-Maturity
 Securities                                (1,463)
Net Purchases of Restricted
 Investments in Bank Stocks                     -
(Net Loans Made to Customers)/Net
 Principal Collected on Loans             (11,519)
Purchase of Residential Mortgage Loans          -
Purchases of Property and Equipment        (1,289)
Purchase of Bank-Owned Life Insurance      (3,000)
                                       _____________
      Net Cash Used in Investing
       Activities                         (11,356)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand Deposits
 and Savings Accounts                      (2,525)
Net Increase/(Decrease) in Time
 Deposits                                   5,889
Net Increase/(Decrease) in Short-Term
 Borrowings                                 4,395
Proceeds from Issuance of Long-Term
 Debt                                      20,000
Payment on Long-Term Debt                 (16,300)
Acquisition of Treasury Stock                (854)
Issuance of Treasury Stock                      -
Issuance of Common Stock                      335
Cash Dividends Paid                        (1,486)
                                   ______________
  Net Cash Provided by
   Financing Activities                     9,454
                                   ______________
Net Increase in Cash
 and Cash Equivalents                         711

CASH and CASH EQUIVALENTS-
  Beginning of Year                         7,004
                                   ______________
CASH and CASH EQUIVALENTS-
  End of Year                         $     7,715
                                   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $     9,996
  Income Taxes                                280

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-Maturity
 Investment Securities to
 Available-for-Sale                   $    14,691

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

During 2001, Union National announced the formation of the Union National Insurance Agency, which operates as a wholly-owned subsidiary of the bank. The insurance agency offers various insurance products at the bank's retail offices through an agreement with the Wiley Insurance Agency of Mount Joy, PA. The insurance agency's operating results are not significant to the consolidated financial statements.

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

Investment Securities
_____________________
Investment securities include both debt securities and equity securities. As of December 31, 2002, all of Union National's investment securities have been classified as "available-for-sale."

Securities classified as available-for-sale are those debt securities that Union National intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of Union National's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Available-for-sale securities are carried at fair value with premiums and discounts amortized or accreted to interest income using the interest method. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income, a component of stockholders' equity.

During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,399,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity.

When a determination is made that a market value decline below cost on a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to the market value. The amount of the write-down is charged to expense. Realized security gains and losses are computed using the specific identification method.

In accordance with SFAS No. 133, Union National recognizes derivatives on the balance sheet at fair value. To date, the use of derivatives has consisted of one interest rate cap with a notional value of $10,000,000. No value remained on the balance sheet at December 31, 2002 or 2001. Since the transaction did not meet the criteria for a hedge under SFAS No. 133, a write-down to current fair market value was recorded in the financial statements as an increase in interest expense. This write-down amounted to $32,000 for the year ended December 31, 2001, and $38,000 for the year ended December 31, 2000.

Loans Held for Sale
___________________
Loans held for sale consist of residential mortgage loans that are originated and are intended to be sold through an agreement the bank has with the Federal Home Loan Bank of Pittsburgh
(FHLB). Realized gains and losses on sales are computed using the specific identification method. These loans are carried on the balance sheet at the lower of cost or estimated fair value, which is determined in the aggregate.

The maximum to be sold to the FHLB under the agreement is $20,000,000 and $13,570,000 has been sold under this agreement as of December 31, 2002. The agreement includes a maximum credit enhancement liability of $354,000, which Union National may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB's spread account. The FHLB is funding the spread account annually at 0.04% of the outstanding balance of loans sold. Union National's historical losses on residential mortgages have been lower than the amount being funded to the spread account. As such, Union National does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying Union National 0.10% of the outstanding loan balance in the portfolio on a monthly basis. Union National records credit enhancement fees receivable based upon the present value of estimated future cash flows as loans are sold. The credit enhancement fees receivable amounted to $51,000 at December 31, 2002 and are amortized as principal is received on loans sold.

Union National retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. During the year ended December 31, 2002, Union National recognized $78,000 of servicing assets and recorded amortization expense of $10,000. During 2001, Union National recognized servicing assets of $8,000 and recorded no amortization expense. Mortgage servicing assets amounted to $76,000 at December 31, 2002, and $8,000 at December 31, 2001.
The fair value of servicing assets was $78,000 at December 31, 2002 and $8,000 at December 31, 2001 and was based on the present value of estimated future cash flows for pools of mortgages stratified by rate and maturity date. Total loans serviced for others amounted to $13,266,000 at December 31, 2002, and $760,000 at December 31, 2001.

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

Foreclosed Real Estate
______________________
Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $307,000 at December 31, 2002, and $43,000 at December 31, 2001.

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

Restricted Investment in Bank Stocks
____________________________________
Union National owns several restricted investments in bank stocks including stock in the FHLB, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank. These stocks are reflected on the balance sheet at historical cost. Under the bank's membership agreement with the FHLB required stock purchases are based on a percentage of outstanding borrowings, a percentage of unused borrowing capacity and may also include a percentage of assets sold to the FHLB.

Trust Assets
____________
Assets held in a fiduciary capacity are not assets of Union National and are therefore not included in the consolidated financial statements. The market value of trust assets amounted to $33,061,000 at December 31, 2002, and $25,861,000 at December
31, 2001.

Advertising Costs
_________________
Advertising costs are charged to expense when incurred.

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

Net Income per Share
____________________
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Recent Accounting Standards Issued
__________________________________
In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64,
Amendment of Statement No. 13".   This statement requires that
debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. For the year ended December 31, 2002, Union National incurred costs in the amount of $382,000 for the early payoff of some of its FHLB borrowings. This additional expense was reflected in total interest expense on long-term borrowings. This statement also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-lease back transactions. This statement became effective May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)". This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued
Statement No. 147, "Acquisitions of Certain Financial
Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution.

The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002.

The provisions of the Statements No. 146 and 147 did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

Reclassifications
_________________
Certain prior period amounts have been reclassified to conform with the 2002 presentation. Such reclassifications did not impact net income.


NOTE 2 - INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are as follows:

                                       At December 31, 2002
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
(In thousands)                   _______________   ______________
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
 Political Subdivisions          $     23,448       $        826
Mortgage-Backed Securities             44,873                589
Asset-Backed Securities                 3,344                126
Corporate Securities                   17,148                430
Equity Securities                         169                171
                                 _______________   ______________
  TOTAL                          $     88,982       $      2,142
                                 ===============   ==============

(In thousands)
                                       At December 31, 2002
                                ________________________________
                                     Gross
                                  Unrealized           Fair
                                    Losses             Value
                                 _______________   ______________
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
 Political Subdivisions          $        (12)      $     24,262
Mortgage-Backed Securities                (70)            45,392
Asset-Backed Securities                     -              3,470
Corporate Securities                     (354)            17,224
Equity Securities                          (9)               331
                                 _______________   ______________
  TOTAL                          $       (445)      $     90,679
                                 ===============   ==============

(In thousands)                         At December 31, 2001
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
                                 _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions         $    11,835       $         46
Corporate Securities                   1,500                  -
                                 ______________    ______________
 TOTAL                           $    13,335       $         46
                                 ==============    ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
  Political Subdivisions         $     9,697       $        188
Obligations of U.S.
  Government Agencies                  1,020                 16
Mortgage-Backed Securities            34,170                405
Corporate Securities                  16,186                285
Equity Securities                        150                134
                                 ______________    ______________
 TOTAL                           $    61,223       $      1,028
                                 ==============    ==============

(In thousands)
                                       At December 31, 2001
                                 ________________________________
                                     Gross
                                  Unrealized             Fair
                                     Losses             Value
                                 _______________   ______________
SECURITIES HELD-TO-MATURITY:
Obligations of State and
  Political Subdivisions         $      (318)      $     11,563
Corporate Securities                     (68)             1,432
                                 _______________   ______________
 TOTAL                           $      (386)      $     12,995
                                 ===============   ==============
SECURITIES AVAILABLE-FOR-SALE:
Obligations of State and
  Political Subdivisions         $       (61)      $      9,824
Obligations of U.S.
  Government Agencies                    (12)             1,024
Mortgage-Backed Securities               (91)            34,484
Corporate Securities                    (207)            16,264
Equity Securities                          -                284
                                 _______________   ______________
  TOTAL                          $       (371)     $     61,880
                                 ===============   ==============

     Investment securities carried at $32,457,000 at December 31, 2002, and at $32,976,000 at December 31, 2001, were pledged to secure public, trust and government deposits and for other purposes.

     The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

                              Amortized               Fair
                                Cost                 Value
                            ______________      _________________
Due in One Year or Less      $      1,002        $     1,003
Due After One Year Through
 Five Years                         9,984             10,101
Due After Five Years Through
 Ten Years                          4,012              4,164
Due After Ten Years                28,942             29,688
                            ______________      _________________
                                   43,940             44,956

Mortgage-Backed Securities         44,873             45,392
                            ______________      _________________
                             $     88,813        $    90,348
                            ==============      =================


     Following is information related to the sales of available-for-sale securities:

(In thousands)
                     Realized     Realized        Income Tax
                      Gains        Losses           Expense
                     ________    ____________   _________________
The year ended
  December 31, 2002  $    386      $      (59)    $     111
The year ended
 December 31, 2001        228            (153)           25
The year ended
 December 31, 2000        141            (114)            9


NOTE 3 - LOANS
     Loans, net of unamortized loan origination fees of $868,000 at December 31, 2002 and $1,053,000 at December 31, 2001, are summarized as follows:

(In thousands)
                                           December 31,
                                   ___________________________
                                       2002           2001
                                   ____________   ____________
Real Estate-Mortgages:
  First and Second Residential     $    114,441   $    127,547
  Commercial and Industrial              48,411         35,842
  Construction and Land Development       5,405          8,388
  Agricultural                            7,147          7,752
Commercial and Industrial                 9,109          9,141
Consumer                                  5,416          7,649
Agricultural                                516            569
Political Subdivisions                    6,769          5,629
Other                                     1,546            543
                                   ____________   ____________
   Total Loans                          198,760        203,060

Add:  Unamortized Premium on
      Purchased Loans                       358            558
Less: Unearned Income                       (53)           (37)
                                   ____________   ____________
   Net Loans                       $    199,065   $    203,581
                                   ============   ============

Union National grants commercial, residential and consumer loans to customers primarily located in Lancaster County, Pennsylvania. Although Union National has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

Union National's nonperforming loans consisted of the following:


(In thousands)                        December 31,
                                  _______________________________
                                         2002            2001
                                  _______________________________
Nonaccruing Loans                   $     1,310   $      1,589
Accruing Loans - 90 Days or
  More Past Due                             364            615
                                  _______________________________
Total Nonperforming Loans           $     1,674   $      2,204
                                  ===============================

Following is a summary of information related to impaired loans:

(In thousands)

                                           December 31,
                                _________________________________
                                   2002       2001        2000
                                __________ ___________ __________
Outstanding Balance at Year End   $ 1,128    $   681    $ 1,085
Related Allowance for Loan Losses     194        107        178
Average Outstanding Balance
  for the Year                      1,242        968      1,087
Recognized Interest Income             47          -         13
Cash Basis Interest Income             47          -         13

All impaired loans have a related allowance for loan losses.

Loans to certain directors and principal officers of Union National, including their immediate families and companies in which they are principal owners (more than 10%), amounted to $4,962,000 at December 31, 2002. Such loans were made in the ordinary course of business at Union National's normal credit terms, including interest rates and security, and do not represent more than a normal risk of collection. Transactions on these loans for the year ended December 31, 2002 are as follows (in thousands):

        Balance, Beginning of Year      $    5,588
        Additions                              858
        Deductions                          (1,484)
                                        __________
        Balance, End of Year            $    4,962
                                        ==========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
An analysis of changes in the allowance for loan losses for the years ended December 31 is as follows:

(In thousands)
                                2002         2001        2000
                             __________   __________  __________
Balance, Beginning of Year   $    1,893   $    1,787  $    1,783
Provision Charged to
   Operating Expense                184          576         397
Recoveries of Charged-Off Loans     110           70          30
Charged-Off Loans                  (375)        (540)       (423)
                             __________   __________  __________
Balance, End of Year         $    1,812   $    1,893  $    1,787
                             ==========   ==========  ==========

NOTE 5 - PREMISES AND EQUIPMENT
     A summary of premises and equipment is as follows:

(In thousands)

                      Estimated     December 31,   December 31,
                      Useful Lives      2002           2001
                      ____________  ____________   ____________
Land                                 $      644     $      644
Land Improvements       20 years          1,055          1,049
Buildings and
  Improvements       15-50 years          5,646          5,626
Leasehold Improvements  20 years            308            308
Furniture, Fixtures and
   Equipment          5-20 years          4,994          4,846
                                    ____________   ____________

    Subtotal                             12,647         12,473

Less:  Accumulated Depreciation          (6,327)        (5,739)
                                    ____________   ____________
Premises and Equipment - Net         $    6,320     $    6,734
                                    ============   ============

     Depreciation expense amounted to $588,000 in 2002 , $601,000 in 2001 and $505,000 in 2000.

Total rental expense amounted to $169,000 in 2002, $144,000 in 2001 and $117,000 for the year ended December 31, 2000.

     At December 31, 2002, Union National was obligated under noncancelable operating leases for real estate with future minimum payments as follows (in thousands):

                     2003            $    118
                     2004                  82
                     2005                  26
                                     ________
                                     $    226
                                     ========

NOTE 6 - TIME DEPOSITS
At December 31, 2002, the scheduled maturities of certificates of deposit are as follows (in thousands):

        2003                         $ 48,861
        2004                           22,897
        2005                           10,108
        2006                            4,161
        2007                            6,554
        2008                              350
                                     ________
                                     $ 92,931
                                     ========

Certificates of deposit in denominations of $100,000 or more amounted to $24,279,000 at December 31, 2002, and $17,004,000 at
December 31, 2001. The maturities of these certificates of deposit of $100,000 or more at December 31, 2002, is as follows (in thousands):

 Three months or less                $  4,106
 Over three months through six months   4,547
 Over six months through twelve months  2,883
 Over twelve months                    12,743
                                     ________
   Total                             $ 24,279
                                     ========

NOTE 7 - SHORT-TERM BORROWINGS
     Short-term borrowings and weighted-average interest rates at December 31 are as follows:

(Dollars in thousands)
                                      2002             2001
                           ____________________ _________________
                              Amount      Rate    Amount    Rate
                           ___________    _____ __________ ______
Treasury Tax and Loan Notes$       900    0.99% $     109   1.41%
Federal Funds Purchased              -       -        820   2.00
Securities Sold Under
 Repurchase Agreements           2,487    0.95      2,471   1.69
                           ___________    _____ __________ ______
Total                      $     3,387    0.96% $   3,400   1.76%
                           ===========    ===== ========== ======

Union National also utilizes short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB). These short-term advances had an average outstanding balance of $146,000 during 2002 at a weighted-average interest rate of 2.01%. The highest balance outstanding at a month-end during 2002 was $745,000. During 2001, FHLB short-term advances had an average outstanding balance of $3,292,000 at a weighted-average interest rate of 6.46%. The highest balance outstanding at a month-end during 2001 was $12,040,000.

Under an agreement with the FHLB, Union National has a line of credit available in the amount of $15,000,000 of which no balance was outstanding at December 31, 2002. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities.
In addition, all FHLB advances are secured by the FHLB capital stock owned by Union National having a par value of $3,681,000 at December 31, 2002 and $3,063,000 at December 31, 2001. In
addition, Union National has lines of credit that total $10,000,000 with correspondent banks for overnight fed funds borrowings.

Union National offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the bank.

NOTE 8 - LONG-TERM DEBT
     A summary of long-term debt as of December 31 is as follows:

(Dollars in thousands)
                                 2002                2001
                       ____________________   ___________________
                         Amount      Rate       Amount      Rate
                       __________   _______   __________   ______
FHLB fixed-rate advances maturing:
   2003                $    5,347     5.25%   $    6,347    5.23%
   2004                     7,250     3.98         6,000    5.49
   2005                     8,355     4.21         7,325    4.32
   2006                    10,300     3.10         5,000    4.37
   2007                     2,460     5.31         1,461    6.00
FHLB adjustable-rate advances maturing:
   2002                         -        -         3,532    4.04
FHLB floating-rate advance maturing:
   2004                     1,587     1.36         1,587    1.86
FHLB convertible fixed-rate advances maturing:
   2010                    20,000     5.70        20,000    5.70
   2011                    10,000     5.23        10,000    5.23
                      ___________     _____  ___________   ______
Total                 $    65,299     4.68%  $    61,252    5.09%
                      ===========     =====  ===========   ======

The FHLB advances are collateralized by the security agreement and FHLB capital stock described in Note 7. Union National can borrow a maximum of $149,314,000 from the FHLB, of which $84,015,000 was available at December 31, 2002. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance at the three-month LIBOR plus .08% to .20%. The FHLB currently has the option to convert $20,000,000 of the outstanding convertible advances on a quarterly basis. Options to convert $5,000,000 commence in 2004 and options to convert the remaining $5,000,000 commence in 2006. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full.

NOTE 9 - PROFIT-SHARING PLAN AND TERMINATION BENEFITS
The bank has a 401(k) profit-sharing plan that covers substantially all full-time employees. This plan allows employees to contribute a portion of their salaries and wages to the plan. The bank may elect to make a discretionary contribution to the plan and may also match a portion of employee-elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 2002, the bank elected to make a discretionary contribution of 5% of eligible salaries and to match 50% of employee-elected salary deferrals that do not exceed 6% of their salaries and wages.

The bank's expense relative to its profit-sharing plans amounted to $293,000 for the year ended December 31, 2002, $278,000 for 2001 and $228,000 for 2000.

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

NOTE 10 - INCOME TAXES
The net deferred tax asset consists of the following components as of December 31:

(In thousands)

                                            2002       2001
                                          _________   _________
Deferred Tax Assets:
    Allowance for Loan Losses             $    509     $   537
    Amortization on Securities                  20          13
    Early Retirement Plan                        7          13
    Recoverable Alternative Minimum Taxes      328         317
    Income Tax Credit Carryforward             217         236
                                          _________   _________
Total Deferred Tax Assets                    1,081       1,116
Deferred Tax Liabilities:
    Unrealized Gains on Investment
      Securities Available-for-Sale           (577)       (224)
    Deferred Net Loan Fees                     (59)        (56)
    Depreciation                              (249)       (224)
    Investment in Limited Partnerships          (9)        (12)
    Other                                      (54)        (44)
                                          _________   _________
Total Deferred Tax Liabilities                (948)       (560)
                                          _________   _________
Net Deferred Tax Asset                     $   133     $   556
                                          =========   =========


     An analysis of the income tax expense (benefit) included in the consolidated statements of income for the years ended
December 31 is as follows:

(In thousands)
                          2002           2001           2000
                     _____________   _____________   ____________
Taxes Currently Payable $    666        $    338       $    344
Deferred Income Taxes/
  (Benefit)                   70            (107)          (394)
                     _____________   _____________   ____________
Provision for Income
  Taxes/(Benefit)       $    736        $    231      $    (50)
                     =============   =============   ============

     The reasons for the difference between Union National's provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31 are as follows:

(Dollars in thousands)
                       2002          2001            2000
                   ___________    ___________     ___________
                   Amount    %    Amount    %     Amount      %
                 _________ ____ __________ ____ ___________ _____
Tax at Statutory
  Federal Income
    Tax Rate     $1,325   34.0%   $   841  34.0%  $  550   34.0%
Tax-Exempt Income,
    Net of Disallowed
    Interest
    Expense        (499) (12.8)      (495)(20.0)    (489) (30.2)
Income Tax Credits  (85)  (2.2)      (118) (4.8)    (118)  (7.3)
Other                (5)   (.1)         3    .1        7     .4
                _________ ____ ___________ _____ __________ _____
Provision for Income
  Taxes/(Benefit) $ 736   18.9%   $   231   9.3%  $ (50)   (3.1%)
                ========= ==== =========== ===== ========== =====

Income tax credit carryforwards begin to expire in 2020. Income tax credits are recognized as earned. Credits earned were $85,000 in 2002, $118,000 in 2001 and $118,000 in 2000.
Projected tax credits are $72,000 for 2003 to 2006 and $38,000 for 2007.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
The bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the exposure to credit loss in the event of nonperformance by the other party to the financial instrument.

(In thousands)

                                  December 31,     December 31,
                                      2002             2001
                                  _____________   _____________
Financial Instruments Whose Contract
 Amounts Represent Credit Risk:
Commitments to Extend Credit       $  8,715          $ 13,124
Unused Portion of Home Equity,
 Personal and Overdraft Lines        18,548            12,129
Other Unused Commitments,
 Principally Commercial
 Lines of Credit                     15,791            14,928
Standby Letters of Credit             3,069             3,131


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

NOTE 12 - REGULATORY RESTRICTIONS
The bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The average amount of required reserves during 2002 was approximately $2,765,000 and during 2001 it was approximately $2,192,000.

The bank is also subject to certain restrictions in connection with the payment of dividends. National banking laws require the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the bank may declare dividends to its parent corporation in 2003 of approximately $2,022,000 plus an amount equal to the net profits of the bank in 2003 up to the date of any such dividend declaration.

Union National and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Union National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2002, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulators categorized the bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

The bank maintained the following capital levels and leverage and risk-based capital ratios:

(Dollars in thousands)
                         December 31, 2002    December 31, 2001
                         _________________    _________________

                           Amount      %        Amount      %
                         ___________ _____    ___________ _____
 Leverage Ratio:
 Tier I Capital to
  Average Total Assets  $    24,621  7.88%   $    23,979  7.95%
 Minimum Required            12,504  4.00         12,065  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          15,629  5.00         15,081  5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual                  24,621 10.81         23,979 11.14
 Minimum Required             9,111  4.00          8,606  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          13,666  6.00         12,909  6.00

 Total Capital Ratio
  - Actual                   26,433 11.60         25,872 12.02
 Minimum Required            18,222  8.00         17,213  8.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions          22,777 10.00         21,516 10.00

Consolidated leverage and risk-based capital ratios are not materially different from the ratios for the bank shown above.

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's capital stock and surplus. At December 31, 2002, this limitation amounted to approximately $2,645,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

NOTE 13 - STOCKHOLDERS' EQUITY
Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. To the extent that shares are not available for purchase by the plan in the open market, Union National has reserved 173,644 shares of common stock to be issued under the plan. At December 31, 2002, 99,710 shares have been issued under the plan. Open-market purchases are usually made by an independent purchasing agent retained to act as agent for plan participants, and the purchase price to participants will be the actual price paid, excluding brokerage commissions and other expenses that will be paid by Union National.

Earnings per share, net income and weighted-average number of shares outstanding for the years ended December 31, 2002, 2001 and 2000, as computed under the basic and diluted earnings per share methods are as follows:

(In thousands, except per share data)
                               Net Income    Shares   Per Share
                              ____________ __________ ___________
Year Ended December 31, 2002:
 Basic Earnings per Share:
  Net Income                  $    3,160        2,557     $1.24
 Effect of Dilutive Options            -           21
                              ____________ ___________ __________
 Diluted Earnings per Share   $    3,160        2,578     $1.23
                              ============ =========== ==========

Year Ended December 31, 2001:
 Basic Earnings per Share:
  Net Income                  $    2,242        2,584     $ .87
 Effect of Dilutive Options            -           11
                              ____________ ___________ __________
 Diluted Earnings per Share   $    2,242        2,595     $ .86
                              =========== ============ ==========

Year Ended December 31, 2000:
 Basic Earnings per Share:
  Net Income                  $    1,667        2,576     $0.65
 Effect of Dilutive Options            -           10
                              ___________ ____________ __________
 Diluted Earnings per Share   $    1,667        2,586     $0.64
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

Stock option transactions for the years ended December 31, 2002, 2001 and 2000, are summarized below:

                                   Stock       Weighted-Average
                                  Options       Exercise Price
                                  ________     _________________
Options Outstanding at December 31, 1999
   (Prices range from $14.40
   to $21.67)                      105,468        $   17.17
Year Ended December 31, 2000:
Options Granted                     57,325        $   12.95
Options Exercised                     (893)           12.54
Options Forfeited                  (14,796)           12.16
                                  _________     ________________
Options Outstanding at December 31, 2000
   (Prices range from $10.29
   to $21.67)                      147,104        $   14.46

Year Ended December 31, 2001:
Options Granted                     82,168        $   12.84
Options Exercised                   (2,093)           11.63
Options Forfeited                  (18,058)           13.30
                                 __________     ________________
Options Outstanding at December 31, 2001
  (Prices range from $11.70
   to $21.67)                      209,121        $   14.36

Year Ended December 31, 2002:
Options Granted                     23,918        $   16.30
Options Exercised                   (6,009)           12.26
Options Forfeited                  (11,035)           15.61
Options Expired                     (8,250)           13.18
                                 __________     ________________
Options Outstanding at December 31, 2002
  (Prices range from $12.10
   to $21.67)                      207,745        $   15.31
                                 ==========     ================

Options outstanding at December 31, 2002, consisted of the following:

   Range of         Options   Weighted-Average  Average Remaining
Exercise Prices   Outstanding  Exercise Price    Contractual Life
________________  ___________ ________________  _________________
$12.10 to $14.50     128,317    $    13.53            5.8 years
$14.51 to $16.90      32,738         16.27            9.1 years
$16.91 to $19.30      12,128         17.91            5.9 years
$19.31 to $21.67      34,562         20.07            6.6 years
________________  ___________ ________________  _________________
$12.10 to $21.67     207,745    $    15.31            6.4 years
================  =========== ================  =================

Of the total options outstanding, 193,745 were exercisable at December 31, 2002, at an average exercise price of $15.19.
Had Union National determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Union National's net income and earnings per share would have been reduced to the pro forma amounts as follows:

(In thousands, except per share data)

                                Years Ended December 31,
                           __________________________________
                              2002        2001        2000
                           __________   _________   _________
Net Income - As Reported   $    3,160   $   2,242   $   1,667
   Less: Stock-Based
    Compensation Cost            (138)       (133)       (117)
                           __________   _________   _________
   Net Income - Pro Forma  $    3,022   $   2,109   $   1,550
Net Income Per Share
 As Reported (Basic)       $     1.24   $    0.87   $    0.65
 As Reported
    (Assuming Dilution)          1.23        0.86        0.64
 Pro Forma (Basic)               1.18        0.82        0.60
 Pro Forma
    (Assuming Dilution)          1.17        0.81        0.60


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted is as follows with the weighted-average assumptions also noted for the year:

                                  Years Ended December 31,
                              __________________________________
                                 2002        2001        2000
                              __________   _________   _________
Weighted-Average Fair Value
   of Options Granted:
Employee Stock Purchase Plan
   (granted at 85% of fair value
   on the date of grant):     $      -     $   2.23    $   3.18
Stock Incentive Plan and
   Independent Directors' Stock
   Option Plan (granted at
   fair value on the
   date of grant):            $   2.41     $   2.35    $   2.81
Weighted-Average Assumptions:
Expected Dividend Yield           3.81%        3.77%       3.26%
Risk-Free Interest Rate           4.26%        4.74%       5.78%
Expected Life (Years)              8.0          6.7         6.0
Expected Volatility Over
   the Expected Life              47.5%        43.7%       41.0%


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

Restricted Investment in Bank Stocks: The carrying amounts reported in the consolidated balance sheets for restricted investment in bank stocks approximate their fair values. Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Mortgage Servicing Assets and Credit Enhancement Fees Receivable:
The fair value of servicing assets and credit enhancement fees receivable is based on the present value of estimated future cash flows for pools of mortgages stratified by rate and maturity date.

Interest Rate Cap: Fair value is based on a quoted market price.

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

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Off-balance sheet instruments: For Union National's off-balance-sheet instruments, consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

At December 31, 2002 and 2001, the estimated fair values of financial instruments based on the disclosed assumptions are as follows:

(In thousands)
                                        December 31, 2002
                                ______________________________
                                   Carrying
                                    Amount         Fair Value
                                ______________   _____________
Assets:
 Cash and Cash Equivalents        $     14,545    $     14,545
 Investment Securities
  Held-to-Maturity                           -               -
 Investment Securities
  Available-for-Sale                    90,679          90,679
 Loans Held for Sale                       892             926
 Loans, Net of Unearned Income
  and Allowance for Loan Losses        197,253         203,902
 Restricted Investment in Bank Stocks    3,772           3,772
 Accrued Interest Receivable             1,772           1,772
 Mortgage Servicing Assets and
  Credit Enhancement Fees Receivable       127             129
 Interest Rate Cap                           -               -

Liabilities:
 Demand and Savings Deposits           130,419         130,419
 Time Deposits                          92,931          95,032
 Short-term Borrowings                   3,387           3,387
 Long-term Debt                         65,299          70,694
 Accrued Interest Payable                  902             902

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit             -               -

(In thousands)
                                         December 31, 2001
                                 ______________________________
                                    Carrying
                                     Amount        Fair Value
                                 _____________   ______________
Assets:
 Cash and Cash Equivalents        $     13,289    $    13,289
 Investment Securities
  Held-to-Maturity                      13,335         12,995
 Investment Securities
  Available-for-Sale                    61,880         61,880
 Loans Held for Sale                       574            574
 Loans, Net of Unearned Income
  and Allowance for Loan Losses        201,688        205,848
 Restricted Investment in Bank Stocks    3,153          3,153
 Accrued Interest Receivable             1,785          1,785
 Mortgage Servicing Assets and Credit
  Enhancement Fees Receivable                8              8
 Interest Rate Cap                           -              -

Liabilities:
 Demand and Savings Deposits           119,402        119,402
 Time Deposits                          96,142         97,515
 Short-term Borrowings                   3,400          3,400
 Long-term Debt                         61,252         62,982
 Accrued Interest Payable                1,157          1,157

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit             -              -

NOTE 16 - UNION NATIONAL FINANCIAL CORPORATION (PARENT COMPANY
ONLY)

CONDENSED BALANCE SHEETS
(In thousands)
                                     December 31,   December 31,
                                        2002           2001
                                    ____________   _____________
ASSETS
   Cash in Subsidiary Bank          $        66    $        180
   Interest-Bearing Deposits
       in Other Banks                         7               2
   Investment in Subsidiary              25,647          24,325
   Other Equity Investment Securities       331             283
   Investments in Limited
       Partnerships                         637             719
   Recoverable Federal Income Taxes         110              95
                                    ____________   _____________
       Total Assets                 $    26,798    $     25,604
                                    ============   =============
LIABILITIES                         $        63    $         59

STOCKHOLDERS' EQUITY                     26,735          25,545
                                    ____________   _____________
   Total Liabilities and
          Stockholders' Equity      $    26,798    $     25,604
                                    ============   =============

CONDENSED STATEMENTS OF INCOME
(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2002          2001
                                  _____________  ___________
INCOME
 Dividends from Subsidiary         $    2,482    $      788
 Dividends on Other Equity
   Investment Securities                   10             9
 Interest on Deposits in Subsidiary         3             4
 Gain on Sale of Securities                 -             6
 Management Fees from Subsidiary           42            42
                                  _____________  ___________
      Total Income                      2,537           849

EXPENSES                                  134           112
                                  _____________  ___________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary                        2,403           737
Provision for Income Taxes (Benefit)     (102)         (138)
                                  _____________  ___________
                                        2,505           875
EQUITY in (EXCESS of) UNDISTRIBUTED INCOME
  of SUBSIDIARY                           655         1,367
                                  _____________  ___________
  NET INCOME                       $    3,160    $    2,242
                                  =============  ===========
(In thousands)
                                   Year Ended December 31,
                                  _________________________
                                       2000
                                   _____________
INCOME
 Dividends from Subsidiary          $    2,118
 Dividends on Other Equity
   Investment Securities                    14
 Interest on Deposits in Subsidiary          6
 Gain on Sale of Securities                 74
 Management Fees from Subsidiary            42
                                   _____________
      Total Income                       2,254

EXPENSES                                   144
                                   _____________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary                         2,110
Provision for Income Taxes (Benefit)      (122)
                                   _____________
                                         2,232
EQUITY in (EXCESS of) UNDISTRIBUTED INCOME
  of SUBSIDIARY                           (565)
                                   _____________
  NET INCOME                        $    1,667
                                   =============


CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                    _____________________________
                                          2002           2001
                                    ______________  _____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income                         $    3,160    $    2,242
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      (Equity In) Excess of Undistributed
      Income of Subsidiary                  (655)       (1,367)
      Investment Securities Gains              -            (6)
      Provision for Deferred Income Taxes     (3)           (3)
      Decrease/(Increase) in Other
          Assets                              67           (42)
      (Decrease)/Increase in Other
          Liabilities                         (2)            2
                                    ______________  _____________
     Net Cash Provided by Operating
        Activities                         2,567           826

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities                        -            31
   Purchases of Available-for-Sale
    Securities                               (20)          (25)
                                    ______________  _____________
   Net Cash Provided by (Used in)
         Investing Activities                (20)            6

CASH FLOWS from FINANCING ACTIVITIES
   Acquisition of Treasury Stock          (1,536)          (52)
   Issuance of Common and Treasury Stock     352           256
   Cash Dividends Paid                    (1,472)       (1,098)
                                    ______________  _____________
   Net Cash (Used in) Financing
     Activities                           (2,656)         (894)
                                    ______________  _____________
         NET INCREASE/(DECREASE) in CASH    (109)          (62)

     CASH - Beginning of Year                182           244
                                    ______________  _____________
     CASH - End of Year               $       73    $      182
                                    ==============  =============

                                       Years Ended December 31,
                                     ____________________________
                                          2000
                                     ______________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income                          $    1,667
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      (Equity in) Excess of Undistributed
       Income of Subsidiary                   565
      Investment Securities
        Gains                                 (74)
      Provision for Deferred Income Taxes      (5)
      Decrease/(Increase) in Other Assets      51
      (Decrease)/Increase in Other Liabilities (6)
                                    _______________
     Net Cash Provided by Operating
        Activities                          2,198

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities                       119
   Purchases of Available-for-Sale
    Securities                                (76)
                                    _______________
   Net Cash Provided by (Used in)
         Investing Activities                  43

CASH FLOWS from FINANCING ACTIVITIES
   Acquisition of Treasury Stock             (854)
   Issuance of Common and Treasury Stock      335
   Cash Dividends Paid                     (1,486)
                                    _______________
     Net Cash (Used in) Financing
      Activities                           (2,005)
                                    _______________
      NET INCREASE/(DECREASE) in CASH         236

     CASH - Beginning of Year                   8
                                    _______________
     CASH - End of Year                $      244

                                    ===============


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Union National Financial Corporation
Mount Joy, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Union National Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union National Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                               /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
January 24, 2003


              SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended
December 31, 2002 and 2001, are as follows:

(Dollars in thousands, except per share data)

                                         2002
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income          $5,048    $4,878    $4,862      $4,773
Interest Expense          2,210     2,005     1,998       1,894
                         _______   ______   ________    ________
 Net Interest Income      2,838     2,873     2,864       2,879
Provision for Loan Losses    25        59        43          57
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses                 2,813     2,814     2,821       2,822
Other Operating Income      664       712       701         771
Investment Securities
   Gains/(Losses)           (20)      140       138          69
Other Operating Expenses  2,596     2,619     2,674       2,660
                         _______   ______   ________    ________
 Income before Income Taxes 861     1,047       986       1,002

Provision for Income Taxes
   (Benefit)                144       215       184         193
                         _______   ______   ________    ________
 Net Income              $  717    $  832   $   802     $   809
                         =======   ======   ========    ========
 Net Income per Common Share
   (Basic and Assuming
   Dilution)             $ 0.28    $ 0.32    $ 0.31      $ 0.32
                         =======   ======   ========    ========

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.

(Dollars in thousands, except per share data)

                                         2001
                       __________________________________________
                          March    June    September   December
                            31       30       30          31
                         _______   ______   ________    ________
Interest Income          $5,254    $5,335    $5,219      $5,276
Interest Expense          2,708     2,645     2,508       2,328
                         _______   ______   ________    ________
 Net Interest Income      2,546     2,690     2,711       2,948
Provision for Loan Losses   113       160        83         220
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses                 2,433     2,530     2,628       2,728
Other Operating Income      510       612       558         601
Investment Securities
   Gains/(Losses)            11       (12)       25          51
Other Operating Expenses  2,531     2,506     2,509       2,656
                         _______   ______   ________    ________
Income before Income Taxes  423       624       702         724
Provision for Income Taxes
 (Benefit)                  (10)       56        88          97
                         _______   ______   ________    ________
   Net Income            $  433    $  568   $   614     $   627
                         =======   ======   ========    ========
Net Income per Common Share
 (Basic and Assuming
   Dilution)             $ 0.17    $ 0.22    $ 0.24      $ 0.24
                         =======   ======   ========    ========

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.


                    SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2002         2001        2000
                             __________   __________   __________
INCOME STATEMENT
Interest Income              $ 19,561     $ 21,085     $ 20,583
Interest Expense                8,107       10,190       10,352
                             __________   __________   __________
Net Interest Income            11,454       10,895       10,231
Provision for Loan Losses         184          576          397
                             __________   __________   __________
Net Interest Income
  after Provision for
  Loan Losses                  11,270       10,319        9,834
Other Operating Income          3,175        2,356        1,732
Other Operating Expenses       10,549       10,202        9,949
                             __________   __________   __________
Income before Income Taxes      3,896        2,473        1,617
Provision for Income Taxes
 (Benefit)                        736          231          (50)
                             __________   __________   __________
Net Income for Year           $ 3,160      $ 2,242     $  1,667
                             ==========   ==========   ==========
SHARE INFORMATION

Net Income Per Share (Basic) $   1.24     $   0.87    $    0.65
Cash Dividends Per Share        0.575        0.425        0.576
Average Shares Outstanding
 (Basic)                        2,557        2,584        2,576

FINANCIAL RATIOS

Return on Average Assets         1.02%        0.76%        0.60%
Return on Average
  Stockholders' Equity          12.20%        9.07%        7.21%
Dividend Payout Ratio           46.58%       48.95%       89.16%
Average Stockholders' Equity
 to Average Assets               8.39%        8.40%        8.30%

AVERAGE BALANCE SHEET

Loans                       $ 201,976    $ 186,877    $ 182,728
Investment Securities          80,558       81,644       78,868
Other Earning Assets            7,381        8,677        3,395
Total Assets                  308,584      294,401      278,416
Deposits                      215,242      214,297      214,464
Short-Term Borrowings           3,501        6,672       11,314
Long-Term Debt                 62,322       46,907       27,920
Stockholders' Equity           25,900       24,730       23,110

BALANCE SHEET AT YEAR-END

Loans                       $ 199,065    $ 203,581    $ 185,981
Investment Securities          90,679       75,215       74,466
Total Earning Assets          301,738      287,522      263,549
Total Assets                  320,509      307,673      282,680
Deposits                      223,350      215,544      212,545
Short-Term Borrowings           3,387        3,400       13,495
Long-Term Debt                 65,299       61,252       30,735
Stockholders' Equity           26,735       25,545       23,562

(Dollars in thousands, except per share data)

                             Years Ended December 31,
                             _______________________

                                1999         1998
                             __________   __________
INCOME STATEMENT
Interest Income              $ 19,080     $ 18,064
Interest Expense                8,811        8,695
                             __________   __________
Net Interest Income            10,269        9,369
Provision for Loan Losses         214          325
                             __________   __________
Net Interest Income
  after Provision for
  Loan Losses                  10,055        9,044
Other Operating Income          1,477        1,157
Other Operating Expenses        7,725        6,718
                             __________   __________
Income before Income Taxes      3,807        3,483
Provision for Income Taxes
 (Benefit)                        722          715
                             __________   __________
Net Income for Year          $  3,085     $  2,768
                             ==========   ==========
SHARE INFORMATION

Net Income Per Share (Basic) $   1.17     $   1.04
Cash Dividends Per Share        0.540        0.390
Average Shares Outstanding
 (Basic)                        2,633        2,669

FINANCIAL RATIOS

Return on Average Assets         1.17%        1.15%
Return on Average
  Stockholders' Equity          13.29%       12.05%
Dividend Payout Ratio           46.18%       37.74%
Average Stockholders' Equity
 to Average Assets               8.83%        9.51%

AVERAGE BALANCE SHEET

Loans                        $ 169,667    $ 162,090
Investment Securities           76,377       61,089
Other Earning Assets             5,007        6,583
Total Assets                   263,075      241,639
Deposits                       206,470      188,179
Short-Term Borrowings            2,020          412
Long-Term Debt                  29,882       28,584
Stockholders' Equity            23,218       22,971

BALANCE SHEET AT YEAR-END

Loans                        $ 174,854    $ 163,796
Investment Securities           77,724       68,198
Total Earning Assets           255,680      247,347
Total Assets                   269,579      261,368
Deposits                       209,181      205,544
Short-Term Borrowings            9,100          187
Long-Term Debt                  27,035       30,624
Stockholders' Equity            23,063       23,697


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

Union National's provision for loan losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses. The allowance for loan losses is increased by a charge to the provision for loan losses. Management's evaluation is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2002, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

As permitted by SFAS No. 123, Union National accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under Union National's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. Union National intends to continue to account for stock-based compensation in this manner unless there is more specific guidance issued by the Financial Accounting Standards Board or unless a clear consensus develops in the financial services industry on the application of accounting methods.

Results of Operations
_____________________
OVERVIEW
Consolidated net income for 2002 was $3,160,000, an increase of 40.9%, as compared to consolidated net income of $2,242,000 for 2001. Consolidated net income for 2001 increased by 34.5%, as compared to consolidated net income of $1,667,000 for 2000.

Basic earnings per share for 2002 amounted to $1.24 and diluted earnings per share amounted to $1.23, as compared to basic earnings per share of 87 cents and diluted earnings per share of 86 cents for 2001 and basic earnings per share of 65 cents and diluted earnings per share of 64 cents for 2000.

The following items impacted results of operations for 2002 as compared to 2001:

    * Net income increased due to growth of 4.6% in average earning assets, which was funded primarily by additional long-term borrowings.
    * Net income decreased due to costs of $382,000 incurred on the early payoff of $12,000,000 of FHLB borrowings.
    * Net income increased due to a decrease in the provision for loan losses of $392,000.
    * Net income increased due to an increase of $252,000 in realized gains on the sale of investment securities, which partially offset the early payoff costs on FHLB borrowings detailed above.
    * Net income increased due to an increase in other operating income (excluding investment securities gains) of $567,000, or 24.9%, which was primarily a result of increased revenues from mortgage banking activities.
    * Net income decreased due to an increase in other operating expenses of $347,000, or 3.4%.

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

Net income as a percent of total average assets, also known as return on average assets (ROA), was 1.02% for 2002, 0.76% for 2001 and 0.60% for 2000. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 12.20% for 2002, 9.07% for 2001 and 7.21% for 2000.

Management currently expects moderate growth in loans and deposits for 2003. This is expected due to continued strong competition in Union National's market area and uncertain current economic conditions. However, management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. In addition, during the fourth quarter of 2002, Union National hired an experienced commercial business development officer who will lead our business banking group in its renewed business development efforts.

During 2002, Union National experienced strong commercial loan demand and this is currently expected to continue in 2003. However, residential mortgage and consumer loan balances declined during 2002 and this trend is also expected to continue.
Overall, loan balances have declined by $4,516,000 since the beginning of 2002. This decline can be attributed to lower demand for consumer loans and a reduction in residential mortgages due to increased refinancing activity. In addition, there has been a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $17,984,000 at December 31, 2002, a decline of $5,935,000 from
December 31, 2001. Also, Union National now sells most of its new residential mortgage loans under a program that was implemented in the fourth quarter of 2001. Mortgages generated for sale under this program amounted to $13,105,000 for the year ended December 31, 2002, and $1,357,000 for 2001.

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

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank of Pittsburgh (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of December 31, 2002, the bank had received long-term advances of $65,299,000 from its available credit of $149,314,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from February 2003 to February 2011.

Impacting net interest income during 2002 was $382,000 in additional costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During 2002, Union National restructured $12,000,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 4.88% and were paid off and replaced with $10,000,000 of borrowings of slightly longer or comparable maturities that bear a weighted-average rate of 3.36%. The balance of the payoffs was funded through Union National's overnight funding position and the sale of some investment securities. Gains on the sale of investment securities partially offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. Total FHLB advances outstanding at December 31, 2002, represent an increase of $4,047,000 from the prior year and the average interest rate on these borrowings has decreased to 4.68% from 5.09%. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

2002 COMPARED TO 2001
Net interest income for 2002 increased by $537,000, or 4.6%, over 2001 ($919,000 or 7.9% without the impact of early payoff costs on long-term FHLB borrowings). Net interest income for 2001 increased by $606,000 over 2000. For 2002, average earning asset growth of $12,717,000 was funded primarily by additional long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $809,000 in 2002 over 2001, as compared to $140,000 in 2001 over 2000.

The overall interest rate on the average total earning assets decreased to 7.00% for 2002, as compared to 7.87% for 2001. However, the overall interest rate on the average interest-bearing liabilities also decreased to 3.17% (3.02% without the impact of payoff costs) for 2002, as compared to 4.16% for 2001. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $272,000 for 2002 from 2001, as compared to an increase of $466,000 for 2001 over 2000. The net interest margin percentage was 4.20% for 2002 and 2001 (2002 would have been 4.33% without the impact of payoff costs). See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for 2003.

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

2001 COMPARED TO 2000
Net interest income for 2001 increased by $606,000, or 5.5%, over 2000. Net interest income for 2000 decreased by $10,000 over 1999. For 2001, average earning asset growth of $12,207,000 was funded primarily by additional long-term borrowings. The additional long-term borrowings were utilized to replace short-term borrowings as of December 31, 2000. In addition, a pool of residential mortgage loans of approximately $25,000,000 was purchased in November 2001 that was partially funded by long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $140,000 in 2001 over 2000, as compared to $266,000 in 2000 over 1999.

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

2003 NET INTEREST INCOME
For 2003, it is currently anticipated that the bank's net interest margin percentage will narrow slightly in comparison to current levels as maturing investments and loans reprice to current rates. However, some loans have now repriced to their interest rate floor and will not be impacted. In addition, Union National will benefit as a portion of maturing certificates of deposit will reprice to lower current interest rates.

Offsetting the narrowing margin, income from growth in earning assets which occurred during 2002, net of costs resulting from growth in deposits and borrowings, should increase net interest income for 2003. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of December 31, 2002, may result in net interest income for 2003 that reflects a moderate increase over the net interest income earned during 2002. Expected growth in earning assets during 2003 should also increase the bank's net interest margin. This expected growth was not reflected in the bank's model at December 31, 2002. However, Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

The bank's current net interest income simulation model includes an investment in bank-owned life insurance that had a value of $3,522,000 at December 31, 2002. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2003, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

  Distribution of Assets, Liabilities and Stockholders' Equity;
  Interest Rates and Interest Differential (Taxable Equivalent
                              Basis)
                                             Year Ended
                                          December 31, 2002
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $     157       $      2      1.27%
Federal Funds Sold                2,925             50      1.71
Short-Term Investments              986             15      1.52
 Investment Securities:
 Taxable                         59,005          2,959      5.01
 Tax-Exempt                      21,553          1,644      7.63
Loans-Net*                      201,976         15,490      7.67
Restricted Invest. - Bank Stocks  3,313            120      3.62
                              __________      ________     ______
 Total Earning Assets           289,915         20,280      7.00

Allowance for Loan Losses        (1,870)
Other Nonearning Assets          20,539
                              __________
 TOTAL ASSETS                 $ 308,584
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $  68,498       $    631      0.92%
  Savings                        28,025            276      0.98
  Time                           93,785          3,680      3.92
 Short-Term Borrowings            3,501             50      1.43
 Long-Term Debt**                62,322          3,470      5.57
                              __________      ________     ______
 Total Interest-Bearing
  Liabilities                   256,131          8,107      3.17
                                              ________     ______
Demand Deposits                  24,934
Other Liabilities                 1,619
                              __________
  TOTAL LIABILITIES             282,684
Stockholders' Equity             25,900
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY       $ 308,584
                              ==========
 Net Interest Income/
   Interest Rate Spread                       $ 12,173      3.83%
                                              ========     ======
 Net Interest Margin                                        4.20%
                                                           ======

Balances of nonaccrual loans and related income recognized have been included for computational purposes.

Balances reflect amortized historical cost for available for sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.

Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.

*Includes loan fees of $816,000 for the year ended December 31, 2002, $802,000 for the year ended December 31, 2001 and $516,000 for the year ended December 31, 2000.

**Includes early payoff costs on FHLB Borrowings of $382,000 for 2002. Excluding these payoff costs, the average rate on long-term debt would have been 4.95%, the average rate on total interest-bearing liabilities would have been 3.02%, the interest rate spread would have been 3.98% and the net interest margin would have been 4.33%.


                                            Year Ended
                                        December 31, 2001
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $      72       $      1      1.39%
Federal Funds Sold                3,901            163      4.18
Short-Term Investments            1,599             45      2.81
Investment Securities:
 Taxable                         59,809          3,840      6.42
 Tax-Exempt                      21,835          1,693      7.75
Loans-Net*                      186,877         15,883      8.50
Restricted Invest. - Bank Stocks  3,105            201      6.47
                              __________      ________     ______
 Total Earning Assets           277,198         21,826      7.87
Allowance for Loan Losses        (1,944)
Other Nonearning Assets          19,147
                              __________
 TOTAL ASSETS                 $ 294,401
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $  60,690       $  1,072      1.77%
 Savings                         25,126            343      1.37
 Time                           105,478          5,831      5.53
Short-Term Borrowings             6,672            340      5.10
Long-Term Debt**                 46,907          2,604      5.55
                              __________      ________     ______
 Total Interest-Bearing
  Liabilities                   244,873         10,190      4.16
                                              ________     ______
Demand Deposits                  23,003
Other Liabilities                 1,795
                              __________
 TOTAL LIABILITIES              269,671
Stockholders' Equity             24,730
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY       $ 294,401
                              ==========
 Net Interest Income/
   Interest Rate Spread                       $ 11,636      3.71%
                                              ========     ======
 Net Interest Margin                                        4.20%
                                                           ======
Balances of nonaccrual loans and related income recognized have been included for computational purposes.

Balances reflect amortized historical cost for available for sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.

Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.

*Includes loan fees of $816,000 for the year ended December 31, 2002, $802,000 for the year ended December 31, 2001 and $516,000 for the year ended December 31, 2000.

**Includes early payoff costs on FHLB Borrowings of $382,000 for 2002. Excluding these payoff costs, the average rate on long-term debt would have been 4.95%, the average rate on total interest-bearing liabilities would have been 3.02%, the interest rate spread would have been 3.98% and the net interest margin would have been 4.33%.

                                             Year Ended
                                          December 31, 2000
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
Interest-Bearing Deposits
 in Other Banks               $      50       $      2      4.00%
Federal Funds Sold                  243             15      6.17
Short-Term Investments                -              -         -
Investment Securities:
 Taxable                         54,912          3,610      6.57
 Tax-Exempt                      23,956          1,840      7.68
Loans-Net*                      182,728         15,697      8.59
Restricted Invest. - Bank Stocks  3,102            218      7.03
                              __________      ________     ______
 Total Earning Assets           264,991         21,382      8.07
Allowance for Loan Losses        (1,807)
Other Nonearning Assets          15,232
                              __________
 TOTAL ASSETS                 $ 278,416
                              ==========
LIABILITIES and STOCKHOLDERS' EQUITY
Deposits:
 Interest-Bearing Demand      $  52,392       $  1,243      2.37%
  Savings                        26,525            497      1.87
  Time                          112,372          6,216      5.53
Short-Term Borrowings            11,314            753      6.66
Long-Term Debt**                 27,920          1,643      5.88
                              __________      ________     ______
 Total Interest-Bearing
  Liabilities                   230,523         10,352      4.49
                                              ________     ______
 Demand Deposits                 23,175
 Other Liabilities                1,608
                              __________
 TOTAL LIABILITIES              255,306
Stockholders' Equity             23,110
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY       $ 278,416
                              ==========
 Net Interest Income/
   Interest Rate Spread                       $ 11,030      3.58%
                                              ========     ======
 Net Interest Margin                                        4.16%
                                                           ======
Balances of nonaccrual loans and related income recognized have been included for computational purposes.

Balances reflect amortized historical cost for available for sale securities. The related average unrealized holding gain or loss on securities is included in other nonearning assets.

Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.

*Includes loan fees of $816,000 for the year ended December 31, 2002, $802,000 for the year ended December 31, 2001 and $516,000 for the year ended December 31, 2000.

**Includes early payoff costs on FHLB Borrowings of $382,000 for 2002. Excluding these payoff costs, the average rate on long-term debt would have been 4.95%, the average rate on total interest-bearing liabilities would have been 3.02%, the interest rate spread would have been 3.98% and the net interest margin would have been 4.33%.


 Rate/Volume Analysis of Changes in Net Interest Income (Taxable
                        Equivalent Basis)
                                        2002 Compared to 2001
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
Interest Income From
 Interest-Bearing Deposits
  in Other Banks                    $     1      $     1   $   -
 Federal Funds Sold                    (113)         (34)    (79)
 Short-Term Investments                 (30)         (13)    (17)
  Investment Securities:
    Taxable                            (881)         (51)   (830)
    Tax-Exempt                          (49)         (22)    (27)
 Loans-Net                             (393)       1,226  (1,619)
 Restricted Invest. - Bank Stocks       (81)          12     (93)
                                    ________     ________   _____
    Total Earning Assets             (1,546)       1,119  (2,665)

Interest Expense On Deposits:
  Interest-Bearing Demand              (441)         124    (565)
  Savings                               (67)          37    (104)
  Time                               (2,151)        (594) (1,557)
Short-Term Borrowings                  (290)        (115)   (175)
Long-Term Debt                          866          858       8
                                    ________     ________ _______
   Total Interest-Bearing
      Liabilities                    (2,083)         310  (2,393)
                                    ________     ________ _______
   Net Interest Income              $   537      $   809   $(272)
                                    ========     ======== =======

Balances of nonaccrual loans and related income recognized have been included for computational purposes.

The change in interest due to both volume and rate has been allocated individually to the change in volume and rate on a proportional basis.

Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.

                                         2001 Compared to 2000
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
Interest Income From
 Interest-Bearing Deposits
    in Other Banks                  $    (1)     $     1   $  (2)
  Federal Funds Sold                    148          155      (7)
  Short-Term Investments                 45           45       -
  Investment Securities:
    Taxable                             230          317     (87)
    Tax-Exempt                         (147)        (164)     17
 Loans-Net                              186          354    (168)
 Restricted Invest. - Bank Stocks       (17)           -     (17)
                                    ________     ________   _____
   Total Earning Assets                 444          708    (264)

Interest Expense On Deposits:
  Interest-Bearing Demand              (171)         178    (349)
  Savings                              (154)         (25)   (129)
  Time                                 (385)        (382)     (3)
Short-Term Borrowings                  (413)        (263)   (150)
Long-Term Debt                          961        1,060     (99)
                                    ________     ________ _______
    Total Interest-Bearing
      Liabilities                      (162)         568    (730)
                                    ________     ________ _______

    Net Interest Income             $   606      $   140   $ 466
                                    ========     ======== =======

Balances of nonaccrual loans and related income recognized have been included for computational purposes.

The change in interest due to both volume and rate has been allocated individually to the change in volume and rate on a proportional basis.

Tax-exempt income included in loans and securities has been adjusted to a taxable equivalent basis using an incremental rate of 34%.


Provision for Loan Losses
_________________________
The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $184,000 in 2002, $576,000 in 2001 and $397,000 in 2000. Net charge-offs amounted to $265,000 for 2002, as compared to $470,000 for 2001 and $393,000 for 2000. The lower provision for loan losses in 2002 can be attributed to declining levels of nonperforming loans and a decline in net loans of 2.2% during 2002. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

Other Operating Income
______________________
2002 COMPARED TO 2001
Other operating income for 2002 was $3,175,000, representing an increase of $819,000, or 34.8%, over 2001. Contributing to this increase were the following items:

    * an increase in revenue from mortgage banking activities in the amount of $457,000;
    *  an increase in investment securities gains of $252,000;
    * an increase in commission earnings from the sale of alternative investment products in the amount of $105,000; and
    * increased usage of the bank's debit cards, resulting in additional earnings in interchange fee income in the amount of $67,000.

The increase in income from mortgage banking activities relates to a new mortgage program that Union National implemented in November 2001. Through this program, Union National is able to offer expanded mortgage products at competitive rates. These mortgages are sold to the FHLB, but the servicing is retained by Union National so the sale is transparent to customers. As of December 31, 2002, Union National was servicing 135 loans through this program with an outstanding balance of $13.3 million. Investment securities gains in 2002 were a result of some restructuring in the investment security portfolio. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. In addition, some funds from the sale of these securities were utilized to pay off some FHLB borrowings and as indicated earlier these gains partially offset the costs of the early payoff of these borrowings. The increase in commission earnings on the sale of alternative investment products resulted from the expanded sales of annuities, mutual funds and brokerage services. Union National now has a licensed representative in each retail office location to sell these alternative investment products.

2001 COMPARED TO 2000
Other operating income for 2001 was $2,356,000, representing an increase of $624,000, or 36.0%, over 2000. Contributing to this increase were the following items:

    * additional earnings in monthly service charges in the amount of $175,000, which is primarily attributable to fee changes that were effective in January 2001;
    * increased earnings from mutual fund commissions of $168,000, which was primarily a result of a change in the commission and cost-sharing structure the bank has with T.H.E. Financial Group, Ltd;
    * an increase in earnings on the bank's June 2000 investment in bank-owned life insurance of $101,000.
    * an increase in ATM usage fees of $54,000 as a result of a fee change that was effective in January 2001;
    * increased usage of the bank's debit cards, resulting in additional earnings in interchange fee income in the amount of $53,000;
    *  an increase in investment securities gains of $48,000; and
    * an increase in earnings from fiduciary activities in the amount of $46,000.

Other operating income (excluding investment securities gains) as a percentage of total revenue (net interest income and other operating income) amounted to 19.9% for 2002, 17.3% for 2001 and 14.3% for 2000.

Other Operating Expenses
________________________
2002 COMPARED TO 2001
The aggregate of other operating expenses for 2002 increased by $347,000, or 3.4%, over 2001. This increase in other operating expenses is discussed below as it pertains to the various expense categories.

Salaries and wages increased by $76,000, or 1.7%, over 2001. This increase was essentially due to annual merit and cost-of-living increases in employee salaries and wages and increased incentives for staff for reaching certain sales and profitability goals. These items were partially offset by a small reduction in average full-time equivalent employees during 2002 as compared to 2001.

Employee benefit costs increased by $67,000, or 6.3%, over 2001. For 2002, there was an increase in health insurance costs, an increase in profit sharing costs as a result of increased employee participation in the 401(k) profit-sharing plan and an increase in payroll tax costs that resulted from the overall increase in salaries and wages.

Other changes in operating expenses for 2002 included the following:

    *  an increase in net occupancy expense of $36,000;
    * a decrease in professional fees of $58,000, primarily as a result of decreased consulting fees incurred in 2002;
    *  an increase in data processing fees of $39,000;
    * an increase in advertising and marketing expenses of $45,000;
    *  an increase in liability insurance costs of $26,000;
    * an increase in appraisal costs of $38,000 as a result of increased mortgage activities;
    *  a decrease in supplies costs in the amount of $61,000;
    * an increase in software amortization and maintenance costs of $22,000;
    * an increase in other services costs of $38,000, primarily as a result of the increased usage of temporary employment services;
    * an increase in check losses of $30,000, primarily a result of a large recovery in 2001; and
    * an increase in other losses in the amount of $24,000 as a result of a robbery loss at a retail branch location.

2001 COMPARED TO 2000
The aggregate of other operating expenses for 2001 increased by $253,000, or 2.5%, over 2000. This increase in other operating expenses is discussed below as it pertains to the various expense categories.

Employee salaries and wages decreased by $104,000, or 2.3%, from 2000. This decrease was essentially due to a reduction in staff that occurred through an early retirement program and attrition. In addition, the cost of the early retirement program significantly increased expenses in 2000. Since December 2000, full-time equivalent employees have been reduced from 131 to 124 in December 2001. The above items were partially offset by increases in salaries and wages for 2001 that were a result of annual merit and cost-of-living increases, planned staff additions and the cost of incentives paid to staff under a bank-wide incentive plan that was based on the bank's 2001 financial performance. New staff positions in 2001 included an investment representative for T.H.E. Financial Group who is now a bank employee and various support staff positions.

Employee benefit costs decreased by $6,000, or 0.6%, from 2000. For 2001, there was an increase in profit sharing cost as the bank increased its contribution from 5% of qualifying wages in 2000 to 6% in 2001. This increase was offset by a decrease in costs related to the staff reduction discussed above. In addition, results for 2000 included benefit and payroll tax costs related to the early retirement program.

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

Expenses related to data processing services amounted to $537,000 for 2001, as compared to $214,000 for 2000. This increase related primarily to costs for services related to new core processing and trust systems, a sales platform and a wide-area network which were implemented in November 2001.

Other expenses for 2001 decreased by $9,000, or 0.4%, from 2000.
Impacting other expenses in 2001 were the following:

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

Income Taxes
____________
Union National had income tax expense of $736,000 for 2002 and $231,000 for 2001, as compared to an income tax benefit of $50,000 for 2000. The effective tax rate for 2002 was 18.9%, as compared to 9.3% for 2001 and 3.1% for 2000. The increase in income tax expense in 2002 was primarily due to an increase in earnings before income taxes. The realization of net deferred tax assets, which amounted to $133,000 at December 31, 2002, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

Changes in Accounting Standards
_______________________________
In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64,
Amendment of Statement No. 13".   This statement requires that
debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. For the year ended December 31, 2002, Union National incurred costs in the amount of $382,000 for the early payoff of some of its FHLB borrowings. This additional expense was reflected in total interest expense on long-term borrowings. This statement also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-lease back transactions. This statement became effective May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued
Statement No. 146, "Accounting for Costs Associated with Exit or
Disposal

Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)". This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination".
If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002.

The provisions of Statements No. 146 and No. 147 did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

Financial Condition
___________________

Investment Securities
_____________________
As of December 31, 2002, all of Union National's investment securities have been classified as available-for-sale.
Securities classified as available-for-sale are those debt securities that Union National intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Union National possesses the ability, subject to credit impairment, to hold each security in its investment portfolio to maturity. However, Union National recognizes that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, Union National has designated its investment securities as being available-for-sale. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of Union National's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income, a component of stockholders' equity.


During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,399,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity. Securities classified as being held-to-maturity at December 31, 2001, are carried in the financial statements at their amortized cost.

During 2002, in light of record-low interest rates, Union National began to purchase certain types of mortgage-backed and asset-backed securities to better position its investment portfolio for a subsequent increase in interest rates. At December 31, 2002, the total amortized cost of Union National's mortgage-backed and asset-backed securities amounted to $48,217,000, an increase of $14,047,000 over December 31, 2001.
These security purchases were funded through investment cash flows, payments received on Union National's investment in a pool of residential mortgage loans and some additional FHLB borrowings. These securities were generally purchased at a premium as their coupons were higher than current market interest rates. Based on high prepayment speeds on these securities, the premium paid for these bonds has been amortized quickly which has reduced recorded yields. In the future, as interest rates rise and prepayment speeds slow down, the recorded yields on the remaining balance of these securities will increase. The weighted-average yield on mortgage-backed and asset-backed securities was 3.43% at December 31, 2002, as compared to 6.09% at December 31, 2001. With high prepayment speeds experienced in 2002, the estimated average life of these securities is relatively short and the recorded yield on these securities is still comparable to other investments with similar maturities and also compares favorably to current short-term market interest rates. Cash flows from these securities and changes in market interest rates are considered in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussion.

Total expected cash flows from investment securities, including estimated prepayments and expected call options, is currently estimated at $33,800,000 for 2003, which represents approximately 38% of the bank's investment securities as compared to 19% as estimated at December 31, 2001, for 2002. The estimated amount of expected cash flows from investment securities will vary significantly with changes in assumed interest rates. For example, an increase in interest rates will decrease the level of prepayments received on mortgage-backed securities. These factors affecting the bank's investment securities are included in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussions on these risks.

Management periodically assesses the strategy of selling mortgage-backed securities, CMOs and other available-for-sale securities. Investment security purchases and sales are affected in order to enhance the bank's net interest margin, while managing liquidity and interest rate risk within specified limits. Based on the current interest rate environment, management will be evaluating its available-for-sale portfolio for possible opportunities to increase its earnings for the year 2003 and future years through potential investment security sales. Generally, management will utilize net investment security gains to offset other balance sheet restructuring costs including early payoff costs on FHLB borrowings.

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of December 31, 2002, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $330,000 and had unrealized losses of $146,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2002, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of December 31, 2002, Union National held corporate debt securities with a total fair value of $17,224,000, and net unrealized gains on these securities amounted to $76,000. In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

At December 31, 2002, net unrealized gains for securities classified as available-for-sale were $1,697,000. In comparison, at December 31, 2001, net unrealized gains for securities classified as available-for-sale were $657,000, and the net unrealized losses for securities classified as held-to-maturity were $340,000. The unrealized gains on the available-for-sale securities, net of income tax effect, amounted to an increase in stockholders' equity of $1,120,000 at December 31, 2002, and $434,000 at December 31, 2001. Except as discussed under the Net Interest Income section with regards to the impact of interest rate changes on the results of operations, management believes that the effects of any unrealized losses in the available-for-sale investment portfolio on future earnings, liquidity and capital resources to be immaterial.

The following shows the summary of investment securities held by Union National:

  (In thousands)                Carrying Value at December 31,
                             ____________________________________
                                 2002                2001
                             ___________    _____________________
                              Available-    Available-   Held-to-
                               for-Sale      for-Sale    Maturity
                             ___________    __________  _________
Obligations of U.S.
 Government Agencies          $      -      $  1,024    $      -
Obligations of State
 and Political Subdivisions     24,262         9,824      11,835
Corporate Securities            17,224        16,264       1,500
Mortgage-Backed Securities      45,392        34,484           -
Asset-Backed Securities          3,470             -           -
Equity Securities                  331           284           -
                             ___________    __________  _________
 Total                        $ 90,679      $ 61,880    $ 13,335
                             ===========    ==========  =========


    (In thousands)            Carrying Value at December 31,

                              __________________________________
                                             2000

                                 ________________________
                                  Available-    Held-to-
                                  for-Sale      Maturity

                                 ____________   _________
Obligations of U.S.
 Government Agencies               $ 9,854       $     -
Obligations of State
 and Political Subdivisions          9,580        11,639
Corporate Securities                 6,757         2,500
Mortgage-Backed Securities          33,892             -
Asset-Backed Securities                  -             -
Equity Securities                      244             -
                                ____________   _________
Total                             $ 60,327       $14,139
                                ============   =========

The following table illustrates the maturities of investment securities and the weighted-average yields based upon amortized cost as of December 31, 2002. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


                          Within     1 - 5     5 - 10     Over
    (In thousands)        1 Year     Years      Years   10 Years
                         ________   _______   ________  _________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value              $     -   $   945    $ 2,036   $21,281
  Amortized Cost                -       907      1,985    20,556
  Yield                                7.40%      7.59%     7.61%

Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value                    -       130      9,478    35,784
  Amortized Cost                -       129      9,365    35,379
  Yield                                3.62%      2.73%     3.45%

Asset-Backed Securities by Contractual Maturity:*
  Fair Value                    -         -          -     3,470
  Amortized Cost                -         -          -     3,344
  Yield                                              -      5.15%

Corporate Securities:
  Fair Value                1,003     9,156      2,128     4,937
  Amortized Cost            1,002     9,077      2,027     5,042
  Yield                      4.04%     5.88%      8.09%     5.62%

Equity Securities:
  Fair Value
  Amortized Cost
  Yield
                         ________   _______   ________  _________
Total Securities:
  Fair Value              $ 1,003   $10,231    $13,642   $65,472
  Amortized Cost            1,002    10,113     13,377    64,321
  Yield                      4.04%     5.99%      4.26%     5.04%
                         ========   =======   ========  =========

* It is anticipated that these mortgage-backed and asset-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for these securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


    (In thousands)           Total
                          ________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value              $24,262
  Amortized Cost           23,448
  Yield                      7.60%

Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value               45,392
  Amortized Cost           44,873
  Yield                      3.30%

Asset-Backed Securities by Contractual Maturity:*
  Fair Value                3,470
  Amortized Cost            3,344
  Yield                      5.15%

Corporate Securities:
  Fair Value               17,224
  Amortized Cost           17,148
  Yield                      5.96%

Equity Securities:
  Fair Value                  331
  Amortized Cost              169
  Yield                      8.24%
                          ________

Total Securities:
  Fair Value              $90,679
  Amortized Cost           88,982
  Yield                      5.03%
                          ========

* It is anticipated that these mortgage-backed and asset-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for these securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


Loans
_____
Net loans were $199,065,000 at December 31, 2002, representing a 2.2% decrease from net loans of $203,581,000 at December 31, 2001. As shown in the following table, the decrease in loans was primarily related to a decline in residential mortgage and consumer loans which was significantly offset by an increase in commercial and industrial mortgage loans. The decline in residential mortgage loans was a result of significant refinancing activity in 2002 due to low long-term mortgage rates. This refinancing activity reduced outstanding mortgage balances as Union National now sells a majority of its new residential mortgage loans to the FHLB through a program implemented in the fourth quarter of 2001. In addition, there has been a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $17,984,000 at December 31, 2002, a decline of $5,935,000 from December 31, 2001.

At December 31, 2002, there were no loan concentrations over 10% of loans outstanding to any one category or borrower. However, loans secured by real estate constitute 88% of the bank's loan portfolio; consequently, the quality of these loans is affected by the region's economy and real estate market. Total net loans with variable-rate pricing amounted to $89,541,000 at December 31, 2002, and $64,039,000 at December 31, 2001. See section on
Market Risk - Interest Rate Risk.

Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material adverse impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may result in the inability of loans amounting to $1,689,000 to comply with their respective repayment terms. These loans are not considered impaired as defined by current generally accepted accounting principles since it is only possible, but not probable that they will not be able to comply with their respective repayment terms. This represents a small decrease from the amount of $1,893,000 at December 31, 2001. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the allowance for loan losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management expects that a portion of these loans may be classified as nonperforming in 2003. The nonperforming loans table, appearing in the section entitled Nonperforming Assets, does not include the aforementioned loans.
Loans are composed of the following:

                                           December 31,
                              __________________________________
      (In thousands)             2002        2001       2000
                              __________   _________   __________
Real Estate Mortgages:
  First and Second Residential $114,441    $127,547    $105,903
  Commercial and Industrial      48,411      35,842      39,126
  Construction and Land
   Development                    5,405       8,388       4,868
  Agricultural                    7,147       7,752       8,763
Commercial and Industrial         9,109       9,141       9,446
Consumer                          5,416       7,649       8,854
Agricultural                        516         569         987
Other                             8,315       6,172       8,080
                              __________   _________   __________
   Total Loans                  198,760     203,060     186,027
Add: Unamortized Premium on
     Purchased Loans                358         558           -
Less: Unearned Income               (53)        (37)        (46)
                              __________   _________   __________
   Net Loans                   $199,065    $203,581    $185,981
                              ==========   =========   ==========

                                           December 31,
                             ____________________________________
      (In thousands)             1999        1998
                              __________   _________
Real Estate Mortgages:
  First and Second Residential $103,264    $ 99,984
  Commercial and Industrial      34,332      29,968
  Construction and Land
   Development                    5,943       6,586
  Agricultural                    6,355       5,727
Commercial and Industrial         7,571       6,042
Consumer                          8,725       9,311
Agricultural                      2,073       2,550
Other                             6,653       3,698
                              __________   _________
   Total Loans                  174,916     163,866
Add: Unamortized Premium on
     Purchased Loans                  -           -
Less: Unearned Income               (62)        (70)
                              __________   _________
   Net Loans                   $174,854    $163,796
                              ==========   =========

The loan maturities and interest sensitivity of total loans, excluding residential real estate mortgages and consumer loans at December 31, 2002, are as follows:

                                      Years to Maturity*
                            Within    1 - 5     Over
    (In thousands)          1 Year    Years    5 Years   Total
                            _______ _________ ________ _________
Commercial,
  Agricultural and Other    $ 8,312  $ 9,498  $55,688  $73,498
Construction and Land
   Development                3,794    1,117      494    5,405
                            _______ _________ ________ _________
   Total                    $12,106  $10,615  $56,182  $78,903
                            ======= ========= ======== =========
Fixed Interest Rates        $ 1,837  $ 8,121  $15,054  $25,012
Floating or Adjustable
   Interest Rates            10,269    2,494   41,128   53,891
                            _______ _________ ________ _________
   Total                    $12,106  $10,615  $56,182  $78,903
                            ======= ========= ======== =========
* Due to interest rate levels, economic conditions and other relevant factors, it is anticipated that there will be loans that are repaid prior to their contractual maturity dates.


Nonperforming Assets
____________________
Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after the past due principal is brought current and deemed collectible in full. If nonaccrual loans had been current and in accordance with their original terms, gross interest income of approximately $92,000 would have been recorded on such loans for the year ended December 31, 2002, and $168,000 for the year ended December 31, 2001. Interest income recognized on such loans approximated $2,000 for the year ended December 31, 2002, and $4,000 for the year ended December 31, 2002. At December 31, 2002, total nonperforming loans amounted to $1,674,000, or 0.8%, of net loans, as compared to $2,204,000, or 1.1% of net loans, at December 31, 2001.
Historically, the percent of nonperforming loans to net loans as of December 31, for the previous five-year period, was an average of 0.9%. There are no troubled debt restructurings.

At December 31, 2002, the recorded investment in loans that are considered to be impaired under generally accepted accounting principles was $1,128,000 as compared to $681,000 at December 31, 2001. The measure of impairment is based on the fair value of collateral securing these loans. The related allowance for loan losses amounted to $194,000 at December 31, 2002, and $107,000 at December 31, 2001. The average recorded investment in impaired loans was $1,242,000 during the year ended December 31, 2002, and $968,000 during the year ended December 31, 2001.

     The following shows the summary of nonperforming loans:

                                            December 31,
                                _________________________________
      (In thousands)               2002        2001      2000
                                _________    ________   _________
Nonaccruing Loans               $ 1,310     $ 1,589     $ 1,625
Accruing Loans - 90 days or
  more past due                     364         615         164
                               _________    ________   __________
  Total Nonperforming
    Loans                       $ 1,674     $ 2,204     $ 1,789
                               =========    ========   ==========
Nonperforming Loans
  as a % of Net Loans                .8%        1.1%        1.0%
                               =========    ========   ==========
Allowance for Loan
  Losses as a % of
    Nonperforming Loans             108%         86%        100%
                               =========    ========   ==========
                                     December 31,
                              ___________________________
      (In thousands)               1999        1998
                              _____________ _____________
Nonaccruing Loans               $ 1,343     $   131
Accruing Loans - 90 days or
  more past due                     132         843
                             _____________ _____________
  Total Nonperforming
    Loans                       $ 1,475     $   974
                               =========    ========
Nonperforming Loans
  as a % of Net Loans                .8%         .6%
                               =========    ========
Allowance for Loan
  Losses as a % of
  Nonperforming Loans               121%        179%
                               =========    ========

Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $307,000 at December 31, 2002, and $43,000 at December 31, 2001. Foreclosed real estate as of December 31, 2002, consisted of four residential real estate properties and one commercial property. The foreclosed real estate expense, including cost write-downs to fair value, which impacted the results of operations amounted to $22,000 for the year ended December 31, 2002, and $46,000 for the year ended December 31, 2001.

Loan Quality/Allowance for Loan Losses
______________________________________
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of Comptroller's most recent examination.

During 2002, an ongoing loan review was performed on selected portions of the loan portfolio by an independent consultant. Senior management evaluates credit risk on a quarterly basis, or more frequently, as circumstances dictate. At December 31, 2002, the percent of loans secured by real estate was 88% of the overall loan portfolio. Union National's current policy generally requires that the borrower provide 20% equity for residential mortgage loans. However, certain home equity loans will be made with less than 20% equity and the interest rate on the loan is adjusted to reflect this increased risk.

The allowance for loan losses at December 31, 2002, decreased by $81,000 from the prior year. This decrease was primarily a result of a decrease in total loans and nonperforming loans. The ratio of the allowance for loan losses to net loans was 0.91% at December 31, 2002, as compared to 0.93% at December 31, 2001. Management believes, based on information currently available, that the current allowance for loan losses of $1,812,000 is adequate to meet potential loan losses. For 2003, management expects loan charge-offs, net of recoveries, to be below the level of net loan charge-offs for 2002 and 2001.

Analysis of Allowance for Loan Losses

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                 2002        2001       2000
                                __________   ________   _________
Average Loans Outstanding       $201,976    $ 186,877   $182,728
                                ==========   =========  =========
Allowance for Loan Losses,
  Beginning of Year             $  1,893     $  1,787   $  1,783
Loans Charged-Off During Year:
   Real Estate*                      112          133        162
   Consumer                           86          167         92
   Commercial, Industrial
     and Agricultural                177          240        169
                                __________   _________  _________
     Total Charge-Offs               375          540        423
Recoveries of Loans
  Previously Charged-Off:
   Real Estate*                       53            5          1
   Consumer                           52           54         22
   Commercial, Industrial
     and Agricultural                  5           11          7
                                __________   _________  _________
    Total Recoveries                 110           70         30
                                __________   ________   _________
     Net Loans Charged-Off           265          470        393
Provision for Loan Losses
  Charged to Operations              184          576        397
                                __________   ________   _________
Allowance for Loan Losses,
  End of Year                   $  1,812     $  1,893   $  1,787
                                ==========   =========  =========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding                  .13%         .25%       .22%
                                ==========   =========  =========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year                     .91%         .93%       .96%
                                ==========   ========   =========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.


                                Years Ended December 31,
                                 _____________________
    (In thousands)                 1999         1998
                                 __________   ________
Average Loans Outstanding         $169,667    $162,090
                                 ==========   ========
Allowance for Loan Losses,
  Beginning of Year               $  1,743    $  1,593
Loans Charged-Off During Year:
  Real Estate*                          72          16
  Consumer                              74         186
  Commercial, Industrial
    and Agricultural                    77          34
                                __________    ________
    Total Charge-Offs                  223         236
Recoveries of Loans
  Previously Charged-Off:
    Real Estate*                         -           -
    Consumer                            35          51
    Commercial, Industrial
      and Agricultural                  14          10
                                __________    ________
    Total Recoveries                    49          61
                                __________    ________
    Net Loans Charged-Off              174         175

Provision for Loan Losses
  Charged to Operations                214         325
                                __________    ________
Allowance for Loan Losses,
  End of Year                     $  1,783    $  1,743
                                ==========    ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding                    .10%      .11%
                                ==========   =========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year                      1.02%     1.06%
                                ==========   =========

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


                              Amount          Percent of Loans
                          (In thousands)      in each Category
                        _________________     __________________
December 31, 2002:
 Commercial, Industrial
  and Agricultural            $ 1,078                 39%
 Real Estate-
  Residential Mortgages           231                 58
 Consumer                         184                  3
 Unallocated                      319                  -
                             __________              _____
                             $  1,812                100%
                             ==========              =====
December 31, 2001:
 Commercial, Industrial
  and Agricultural           $  1,131                 33%
 Real Estate-
  Residential Mortgages           250                 63
 Consumer                         266                  4
 Unallocated                      246                  -
                             __________              _____
                             $  1,893                100%
                             ==========              =====
December 31, 2000:
 Commercial, Industrial
   and Agricultural          $    971                 38%
 Real Estate-
   Residential Mortgages          430                 57
 Consumer                         129                  5
 Unallocated                      257                  -
                             __________              _____
                             $  1,787                100%
                             ==========              =====


December 31, 1999:
 Commercial, Industrial
   and Agricultural          $    857                 36%
 Real Estate-
   Residential Mortgages          460                 59
 Consumer                         142                  5
 Unallocated                      324                  -
                             __________              _____
                             $  1,783                100%
                             ==========              =====
December 31, 1998:
 Commercial, Industrial
   and Agricultural          $    705                 33%
 Real Estate-
   Residential Mortgages          543                 61
 Consumer                         495                  6
                             __________              _____
                             $  1,743                100%
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

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of December 31, 2002, the bank had received long-term advances of $65,299,000 from its available credit of $149,314,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding borrowings at December 31, 2002, had a weighted-average rate of 4.68% and total borrowings of $61,252,000 at December 31, 2001, had a weighted-average rate of 5.09%. As of December 31, 2002, advances of $5,347,000 are due in 2003 and advances of $20,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

           Off-Balance Sheet Arrangements and Aggregate
                     Contractual Obligations

The following table represents Union National's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2002:

(In thousands)    Less Than    1-3      4-5    Over 5
                   1 Year     Years    Years    Years    Total
                 __________  _______  _______  _______  ________
Time Deposits      $48,861   $33,005  $10,715  $   350  $ 92,931
Long-Term Debt       5,347    17,192   12,760   30,000    65,299
Operating Leases       118       108        -        -       226
                 __________  _______  _______  _______  ________
 Total             $54,326   $50,305  $23,475  $30,350  $158,456
                 ==========  =======  =======  =======  ========

In addition, Union National in the conduct of business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Union National is contracted with its core date processor for the provision of certain services including transaction processing, branch automation and communication services, trust processing, ATM processing and other various services. Payments under these contracts amounted to $749,000 for the year ended December 31, 2002. Future payments under these contracts will vary based on transaction and account volumes and may also reflect inflationary cost adjustments. The majority of this contract expires in November 2008 and any early termination will require the payment of a substantial penalty. Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of Union National.

Union National is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Inflation
_________
Inflation has some impact on Union National's operating costs, but unlike many other companies, substantially all of Union National's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National's performance than the general level of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The effects of changes in interest rates are discussed in the
following section on Market Risk   Interest Rate Risk.

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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by the bank's board of directors. The bank manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. The bank retains an outside consulting group to assist in monitoring its interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

In addition, the bank utilizes an interest rate-sensitivity report called a "GAP" report, which illustrates the time intervals of cash flows or the next repricing date of interest-earning assets and interest-bearing liabilities. The bank's GAP report at December 31, 2002, reflects a positive rate-sensitivity position throughout the first year, in that rate-sensitive assets exceed rate-sensitive liabilities. The following analysis reflects cumulative rate-sensitive assets of $143,547,000, as compared to cumulative rate-sensitive liabilities of $98,879,000 as of the one-year time frame. The bank's cumulative interest-sensitivity gap for the one-year time frame is 14.0% of total assets at December 31, 2002, as compared to a negative 1.9% at December 31, 2001. The bank manages the interest-sensitivity gap for the one-year time frame with a guideline of plus 15% to negative 15% of total assets.

The interest rate sensitivity analysis for the bank with investment securities at amortized cost at December 31, 2002, is as follows:

                    Interest Rate Sensitivity

                          1 - 90   91 - 365    1 - 3     3 - 5
  (In thousands)           Days      Days      Years     Years
                         ________  ________  ________  _________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset Backed Securities:
  Variable               $    756  $  2,491  $    586   $    207
  Fixed                    11,766    15,076    16,837        244
 Other Investment
    Securities and
    Other Earning Assets   15,613     4,087    11,983      7,704
 Net Loans:
  Variable                 43,150    11,875    21,044     13,472
  Fixed                    12,617    26,116    37,687     17,208
                         ________  ________  ________  _________
  TOTAL                  $ 83,902  $ 59,645  $ 88,137   $ 38,835
                         ========  ========  ========  =========
LIABILITIES
Deposits:
 Interest-Bearing Demand $    819  $      -  $      -   $      -
 Money Market              34,853         -         -          -
 Savings                      624     1,955         -          -
 Time                      15,526    34,782    31,558     10,715
FHLB Advances and
 Other Borrowings           5,973     4,347    16,605     10,300
                         ________  ________  ________  _________
   TOTAL                 $ 57,795  $ 41,084  $ 48,163   $ 21,015
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap         $ 26,107  $ 44,668  $ 84,642   $102,462
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap as a Percent
 of Total Assets              8.2%     14.0%     26.5%      32.1%
                         ========  ========  ========  =========
                          Over 5
  (In thousands)           Years     Total
                         ________  ________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset-Backed Securities:
  Variable                $     6   $ 4,046
  Fixed                       248    44,171
 Other Investment Securities
    and Other
    Earning Assets         12,304    51,691
 Net Loans:
  Variable                      -    89,541
  Fixed                    16,788   110,416
                          ________ _________
  TOTAL                   $29,346  $299,865
                          ======== =========
LIABILITIES
Deposits:
 Interest-Bearing Demand  $34,880  $ 35,699
 Money Market                   -    34,853
 Savings                   26,196    28,775
 Time                         350    92,931

FHLB Advances and
 Other Borrowings          31,461    68,686
                          ________ _________
   TOTAL                  $92,887  $260,944
                          ======== =========
Cumulative Interest-
 Sensitivity Gap          $38,921
                          ========
Cumulative Interest-
  Sensitivity Gap as a Percent
  of Total Assets            12.2%
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

Certain shortcomings are inherent in the method of analysis presented in the foregoing schedule. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain repriceable assets, such as adjustable-rate securities or loans, have features like annual and lifetime rate caps or floors that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, a change in market interest rates from the interest rate scenarios that existed on December 31, 2002, would likely cause assumptions, such as estimated prepayment speeds, refinancings, imbedded options, early withdrawals and FHLB advance conversion clauses to significantly change the GAP results above. Based on current market interest rates, the $20,000,000 in FHLB convertible advances that are currently convertible on a quarterly basis will not convert and are shown in the GAP report above based on their maturity date. In addition, as included in the bank's simulation model these advances will also not convert if market interest rates increase 2%.

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

As a result of the simulation model, the following reflects the bank's net interest income and net income sensitivity analysis as of December 31, 2002 and 2001:

                     Sensitivity Analysis

                                 Percent Decrease in Categories
                            _____________________________________
                             Market    Market             Market
                            Interest  Interest  Current  Interest
                              Rate      Rate     Market    Rate
                            Decline    Decline Interest Increase
                             of 2%      of 1%    Rates     of 2%
                           __________ _______ _________ _________
Net Interest Income:
 Policy Limit                 <10%       -         -       <10%
 Hypothetical Percent Decrease
  In Net Interest Income
  from Current Rate Scenario:
   As of December 31, 2002  Not Modeled  -         -         -
   As of December 31, 2001     <2%    Not Modeled  -        <1%

Net Income:
 Hypothetical Percent Decrease
  from Prior Year's Net Income:
   As of December 31, 2002  Not Modeled  -         -         -
   As of December 31, 2001     <5%    Not Modeled  -        <3%


As of December 31, 2002, only a one-percent decline in interest rates was modeled based on management's assessment of potential future interest rate levels. The preceding schedule indicates that as of December 31, 2002, a hypothetical 1% decline or 2% increase in prevailing market interest rates would have an immaterial positive impact to the bank's net interest income and net income. As of December 31, 2001, a hypothetical 2% decline in prevailing market interest rates would have caused the bank's net interest income to decline less than 2% from the current rate scenario and after adjusting for income taxes, a 2% decline in rates would have caused less than a 5% impact to the net income in comparison to the net income earned in 2001. In addition, a 2% rise in prevailing market interest rates, as of December 31, 2001, would have caused the bank's net interest income to decline less than 1% from the current rate scenario and after adjusting for income taxes, a 2% rise in rates would have caused less than a 3% impact to net income in comparison to the net income earned in 2001. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position in 2002 by the following:

    * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
    * repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare its investment portfolio for any future increase in interest rates;
   * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
   * additions to or restructuring of fixed-rate advances from the Federal Home Loan Bank.

The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income.

Stockholders' Equity
____________________
Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2003.

On January 9, 2003, the board of directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.0% of the outstanding shares of Union National. The board of directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares).

Union National's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.39% for 2002, as compared to 8.40% for 2001. The dividend payout ratio, which represents the percentage of earnings returned to the stockholders in the form of cash dividends, was 46.6% for 2002 and 48.9% for 2001.

Union National and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Union National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2002, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulators categorized the bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

The bank maintained the following capital levels and leverage and risk-based capital ratios:

      (In thousands)                 December 31,  December 31,
                                        2002          2001
                                     ____________  ____________
Tier I - Total Stockholders' Equity   $ 24,621      $ 23,979
Tier II - Allowance for Loan Losses      1,812         1,893
                                     ____________  ____________
   Total Qualifying Capital           $ 26,433      $ 25,872
                                     ============  ============
Risk-adjusted On-balance-sheet Assets $207,458      $203,351
Risk-adjusted Off-balance-sheet
   Exposure                             20,316        11,806
                                     ____________  ____________
   Total Risk-adjusted Assets         $227,774      $215,157
                                     ============  ============
Actual Capital Ratio:
 Tier I Capital to Average Total Assets   7.88%         7.95%
 Minimum Required                         4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions            5.00          5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual           10.81%        11.14%
 Minimum Required                         4.00          4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            6.00          6.00

 Total Capital Ratio - Actual            11.60%        12.02%
 Minimum Required                         8.00          8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions           10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement      $  8,211      $  8,659
                                     ============  ============

Consolidated leverage and risk-based capital ratios are not materially different from the ratios of the bank shown above.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"). The BCL operates generally to preclude dividend payments if the effect thereof would render Union National insolvent, or result in negative net worth, as defined. As a practical matter, Union National's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the bank. Payment of dividends to Union National by the bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the bank to declare dividends in 2003 of approximately $2,022,000, plus an amount equal to the net profits of the bank in 2003 up to the date of any such dividend declaration.

Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders of common stock may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. At December 31, 2002, the enrollment in the plan was approximately 17% of the shares outstanding. As of December 31, 2002, 99,710 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan. Union National had approximately 1,322 stockholders at December 31, 2002, and approximately 1,292 stockholders at December 31, 2001.

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

Further, the business of Union National is affected by the state of the financial services industry in general. The bank is also routinely examined by the OCC and no material adverse impact is anticipated on current or future operations and financial position as a result of this process. The last Community Reinvestment Act performance evaluation by the OCC resulted in a "satisfactory" rating of the bank's record of meeting the credit needs of its entire community.

USA PATRIOT Act
_______________
In the wake of the tragic events, of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

    * to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
    * to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
    * to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
    * to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions were required to establish anti-money laundering programs by April 25, 2002.
The USA PATRIOT Act sets forth minimum standards for these programs, including:

    * the development of internal policies, procedures and controls;
    *  the designation of a compliance officer;
    *  an ongoing employee training program; and
    *  an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act. Union National does not have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

Sarbanes-Oxley Act of 2002
__________________________
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because Union National's common stock is registered with the SEC, it is currently subject to this Act.

Regulation W
____________
Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. Union National is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:


    * to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
    * to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

    *  a loan or extension of credit to an affiliate;
    * a purchase of, or an investment in, securities issued by an affiliate;
    * a purchase of assets from an affiliate, with some exceptions;
    * the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
    * the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

    * a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
    * covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
    * with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrent with the adoption of Regulation W, the Federal Reserve
Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

                            BOARD OF DIRECTORS

William E. Eby
Retired
Franklin R. Eichler
Retired

Mark D. Gainer
President/CEO, Union National Financial Corporation and Union
National Community Bank

Carl R. Hallgren, Esq.
Attorney-Treasurer, Morgan, Hallgren, Croswell and Kane P.C.

David G. Heisey
President, David G. Heisey, Inc.

Darwin A. Nissley
Partner, Nissley Brothers

Lloyd C. Pickell
Lloyd C. Pickell, PA

Benjamin W. Piersol, Jr., R.Ph.
Vice President and Co-Owner, Sloan's Pharmacy, Inc.

Daniel H. Raffensperger
President, Continental Press, Inc.

Donald H. Wolgemuth
Partner, Donegal Producers

                       Office Locations

COLUMBIA
921 Lancaster Avenue, Columbia, PA 17512
401 Locust Street, Columbia, PA 17512

ELIZABETHTOWN
1275 South Market Street, Elizabethtown, PA 17022

HEMPFIELD
190 Stony Battery Road, Salunga, PA 17538

MANHEIM
701 Lancaster Road, Manheim, PA 17545

MAYTOWN
100 West High Street, Maytown, PA 17550

MOUNT JOY
101 East Main Street, Mount Joy, PA 17552


www.uncb.com

Telephone Banking Center: 717-492-2222

Union National
FINANCIAL CORPORATION

                           EXHIBIT 23.1
                           ____________

    Consent of Beard Miller Company LLP, Independent Auditors

              CONSENT OF BEARD MILLER COMPANY LLP
                      INDEPENDENT AUDITORS

Regarding:

Registration Statements, File No. 33-80093, 333-80739 and No.
333-27837

     We consent to the incorporation by reference in the above listed Registration Statements of our report dated January 24, 2003, relating to the consolidated financial statements of Union National Financial Corporation incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2002.

                             /s/ BEARD MILLER COMPANY LLP

Harrisburg, Pennsylvania
March 24, 2003

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


     In connection with the annual report of Union National Financial Corporation on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                        Date: March 31, 2003

        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                   PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350
                   AS ADDED BY SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002


     In connection with the annual report of Union National Financial Corporation on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.  The report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.

                        By /s/ Clement M. Hoober
                          ______________________
                             Treasurer/CFO

                        Date: March 31, 2003