Form 10-Q
period 2003-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2003-05-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31,2003
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                   ______________
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,507,091     shares of $.25 (par) common stock were
_________________
outstanding as of April 1, 2003.
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-6

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            7-17

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   18-19

  Item 4  - Controls and Procedures                          19

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                20

  Item 2  - Changes in Securities and Use of Proceeds        20

  Item 3  - Defaults Upon Senior Securities                  20

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 20

  Item 5  - Other Information                                20

  Item 6  - Exhibits and Reports on Form 8-K                 20

Signature Page                                               21

Certifications                                            22-25

  Exhibit 99 - Certification of Principal Executive
               Officer and Principal Financial Officer
               Pursuant to 18 U.S. C. Section 1350 as
               Added by Section 906 of the Sarbanes-Oxley
               Act of 2002                                26-27

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)3/31/03   12/31/02
                                            _________  _________

ASSETS

Cash and Due from Banks                     $   9,121  $   7,215

Interest-Bearing Deposits in Other Banks          273         70
Federal Funds Sold                                  -      2,260
Short-Term Investments                              -      5,000
                                            _________  _________
   Total Cash and Cash Equivalents              9,394     14,545

Investment Securities Available-for-Sale       94,194     90,679
Loans Held for Sale                               522        892

Loans(Net of Unearned Income)                 194,138    199,065
   Less: Allowance for Loan Losses             (1,806)    (1,812)
                                            _________  _________
   Net Loans                                  192,332    197,253

Premises and Equipment - Net                    6,206      6,320
Restricted Investment in Bank Stocks            3,981      3,772
Other Assets                                    7,029      7,048
                                            _________  _________
   TOTAL ASSETS                             $ 313,658  $ 320,509
                                            =========  =========
LIABILITIES
Deposits:
 Noninterest-Bearing                        $  26,743  $  31,141
  Interest-Bearing                            190,071    192,209
                                            _________  _________
    Total Deposits                            216,814    223,350

Short-Term Borrowings                           3,889      3,387
  Long-Term Debt                               64,299     65,299
  Other Liabilities                             1,705      1,738
                                            _________  _________
    TOTAL LIABILITIES                         286,707    293,774

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           689        688
  Shares: Authorized - 20,000,000; Issued -
  2,757,786 in 2003 (2,753,243 in 2002)
  Outstanding - 2,505,882 in 2003 (2,517,469
  in 2002)
Surplus                                         9,015      8,939
Retained Earnings                              20,734     20,319
Accumulated Other Comprehensive Income          1,118      1,120
Treasury Stock - 251,904 shares in
 2003 (235,774 in 2002), at cost               (4,605)    (4,331)

                                            _________  _________
    TOTAL STOCKHOLDERS' EQUITY                 26,951     26,735
                                            _________  _________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 313,658  $ 320,509

                                            =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                          2003           2002
                                     _____________  _____________
INTEREST INCOME
Interest and Fees on Loans           $    3,535     $    3,947
Investment Securities:
  Taxable Interest                          686            779
  Tax-Exempt Interest                       278            267
  Dividends                                  34             40
Other                                        10             15
                                     _____________  _____________
 Total Interest Income                    4,543          5,048

INTEREST EXPENSE
Deposits                                    904          1,322
Short-Term Borrowings                         7             17
Long-Term Debt                              809            871
                                     _____________  _____________
   Total Interest Expense                 1,720          2,210
                                     _____________  _____________
   Net Interest Income                    2,823          2,838
PROVISION for LOAN LOSSES                     7             25
                                     _____________  _____________
Net Interest Income after Provision
  for Loan Losses                         2,816          2,813
OTHER OPERATING INCOME
Income from Fiduciary Activities             30             31
Service Charges on Deposit Accounts         238            256
Other Service Charges, Commissions, Fees    211            220
Investment Securities Gains/(Losses)         71            (20)
Mortgage Banking Activities                 274             80
Other Income                                 72             77
                                     _____________  _____________
    Total Other Operating Income            896            644

OTHER OPERATING EXPENSES
Salaries and Wages                        1,181          1,096
Employee Benefits                           307            285
Net Occupancy Expense                       198            164
Furniture and Equipment Expense             146            158
Professional Fees                           126            154
Data Processing Services                    159            144
Pennsylvania Shares Tax                      57             67
Advertising and Marketing Expenses           57             59
ATM Processing Expenses                      63             57
Other Expenses                              421            412
                                     _____________  _____________
    Total Other Operating Expenses        2,715          2,596
                                     _____________  _____________
    Income before Income Taxes              997            861
PROVISION for INCOME TAXES                  193            144
                                     _____________  _____________
    NET INCOME for PERIOD            $      804     $      717
                                     =============  =============
PER SHARE INFORMATION
 Net Income for Period - Basic and Assuming
   Dilution                              $ 0.32         $ 0.28
Cash Dividends                           $0.155         $0.125

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                     $ 804          $ 717
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on Investment
   Securities Available-for-Sale Arising
   During Period                             44           (320)
Reclassification Adjustment for (Gains)/Losses
   Included in Net Income                   (46)            13
                                     _____________  _____________
Total Other Comprehensive Income/(Loss)      (2)          (307)
                                     _____________  _____________
COMPREHENSIVE INCOME for PERIOD      $      802     $      410
                                     =============  =============
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
         (In thousands)                   2003            2002
                                     _____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $       804    $      717
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                195           201
Provision for Loan Losses                      7            25
Net Amortization of Investment
  Securities' Premiums                       351           126
Investment Securities (Gains)/Losses         (71)           20
 Provision for Deferred Income Taxes          12             7
 Increase in Cash-Surrender Value of
  Bank-Owned Life Insurance                  (52)          (54)
Gains on Loans Sold                         (220)          (78)
Proceeds from Sales of Loans               6,700         3,663
Loans Originated for Sale                 (6,110)       (3,383)
Increase in Accrued Interest Receivable      (52)         (116)
(Increase)/Decrease in Other Assets           62          (196)
 Increase/(Decrease) in Other Liabilities    (33)           49
                                     _____________  _____________
   Net Cash Provided by
   Operating Activities                    1,593           981


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities           4,052         5,293
Proceeds from Maturities of
   Available-for-Sale Securities           8,358         4,709
Proceeds from Maturities of
   Held-to-Maturity Securities                 -           495
Purchases of Available-for-Sale
   Securities                            (16,209)      (11,169)
Net Purchases of Restricted
   Investments in Bank Stocks               (209)         (139)
Net Principal Collected on Loans           4,914         1,241
Purchases of Property and Equipment          (30)          (62)
                                     _____________  _____________

   Net Cash Provided by
   Investing Activities                      876           368

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                     (5,350)         (889)
Decrease in Time Deposits                 (1,186)          (11)
Net Increase in Short-Term Borrowings        502           455
Proceeds from Issuance of Long-Term Debt   4,000         3,000
Payment on Long-Term Debt                 (5,000)       (6,315)
Acquisition of Treasury Stock               (274)         (488)
Issuance of Common Stock                      77            88
 Cash Dividends Paid                        (389)         (324)
                                     _____________  _____________
   Net Cash Used in Financing Activities  (7,620)       (4,484)
                                     _____________  _____________
Net Decrease in Cash and Cash Equivalents (5,151)       (3,135)

CASH and CASH EQUIVALENTS -
  Beginning of Year                       14,545        13,289
                                     _____________  _____________
CASH and CASH EQUIVALENTS -
  End of Period                      $     9,394    $   10,154
                                     =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    1,797    $    2,286
  Income Taxes                                10             -

The accompanying notes are an integral part of the consolidated financial statements.


                UNION NATIONAL FINANCIAL CORPORATION
                      MOUNT JOY, PENNSYLVANIA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:

                             Basic         Assuming Dilution
                           _________       _________________
Three months ended:
    March 31, 2003         2,510,039           2,535,835
    March 31, 2002         2,579,461           2,595,090

4. As permitted by SFAS No. 123, Union National accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under Union National's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is as follows:

                                      Three Months Ended
                                    ______________________
(In thousands, except per share data)
                                March 31, 2003   March 31, 2002
                                ______________   ______________
Net Income - As Reported        $          804   $          717
Less: Stock Based Compensation Cost        (38)             (63)
                                ______________   ______________
Net Income - Pro Forma          $          766   $          654
                                ==============   ==============

Net Income Per Share:
 As Reported (Basic)            $         0.32   $         0.28
 As Reported (Assuming Dilution)          0.32             0.28
 Pro Forma (Basic)                        0.31             0.25
 Pro Forma (Assuming Dilution)            0.30             0.25

5. In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)". This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.

The provisions of the above statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Union National's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Union National's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Union National had $3,023,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Union National requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003, for guarantees under standby letters of credit issued after December 31, 2002, is not material.

7. Certain reclassifications have been made to the 2002
consolidated financial statements to conform to the 2003 presentation.

   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 2002 Annual Report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Basic and diluted earnings per share for the three months ended March 31, 2003, amounted to 32 cents, an increase of 14.3%, as compared to 28 cents per share for the same period of 2002. Consolidated net income was $804,000 for the three months ended March 31, 2003, an increase of 12.1%, as compared to $717,000 for the same period of 2002.

Results of operations for the three months ended March 31, 2003, as compared to the same period of 2002 were impacted by the following items:

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

Net income as a percent of total average assets, also known as return on average assets (ROA), and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows on an annualized basis:

                        Three Months Ended March 31,
                               2003     2002
                               ____     ____
ROA                            1.03%    0.94%
ROE                           12.09%   11.35%

Management currently expects moderate growth in loans and deposits for the remainder of 2003. This is expected due to continued strong competition in Union National's market area and uncertain current economic conditions. However, management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. In addition, during the fourth quarter of 2002, Union National hired an experienced commercial business development officer who will lead our business banking group in its renewed business development efforts.

During the first three months of 2003, Union National experienced relatively strong commercial loan demand and this is currently expected to continue for the remainder of 2003. However, residential mortgage and consumer loan balances declined during the first quarter of 2003 and this trend is also expected to continue. Overall, loan balances have declined by $4,927,000 since the beginning of 2003. This decline can be attributed to lower demand for consumer loans and a reduction in residential mortgages due to increased refinancing activity. In addition, there has been a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $15,275,000 at March 31, 2003, a decline of $2,709,000 from
December 31, 2002. Also, Union National now sells most of its new residential mortgage loans under a program that was implemented in the fourth quarter of 2001. Mortgages generated for sale under this program amounted to $6,110,000 for the three months ended March 31, 2003, and $3,383,000 for the three months ended March 31, 2002.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis.
Net interest income for the three months ended March 31, 2003, decreased by $4,000 from the same period of 2002.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of March 31, 2003, the bank received long-term advances of $64,299,000 from its available credit of $147,360,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 4.54% at March 31, 2003, with maturities ranging from August 2003 to February 2011.

Impacting net interest income during the first quarter of 2003 and 2002, were costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. Total early payoff costs on borrowings amounted to $59,000 for the three months ended March 31, 2003, and $100,000 for the three months ended March 31, 2002. During the first three months of 2003, Union National restructured $4,000,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 3.91% and were paid off and were replaced with $4,000,000 of borrowings of slightly longer or comparable maturities that bear a weighted-average rate of 1.82%. Gains on the sale of investment securities offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. It is currently anticipated that management may continue to pay off a portion of these borrowings and replace them with lower current rate funding during the remainder of 2003. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $19,000 in comparing the three months ended March 31, 2003, to the same period of 2002. Growth in average earning assets was funded primarily by additional long-term borrowings and increased deposit balances. Average earning assets increased by 1.6% for the three months ended March 31, 2003, as compared to the same period of 2002.

The overall interest rate on the average total earning assets for the three months ended March 31, 2003, was 6.48%, as compared to 7.27% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.70% (2.61% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended March 31, 2003, and 3.52% (3.36% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended March 31, 2002. The net effect of these interest rate changes was to decrease net interest income in the amount of $23,000 for the three months ended March 31, 2003, over the same period of 2002. The net interest margin percentage for the three months ended March 31, 2003, was 4.12% (4.21% without the impact of payoff costs), as compared to 4.20% (4.34% without the impact of payoff costs) for the same period of 2002.

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

For the remainder of 2003, it is currently anticipated that the bank's net interest margin percentage will narrow slightly in comparison to current levels as maturing investments and loans reprice to current rates. However, some loans have now repriced to their interest rate floor and will not be impacted. In addition, Union National will benefit as a portion of maturing certificates of deposit will reprice to lower current interest rates.

Offsetting the narrowing margin, income from growth in earning assets which occurred during 2002 and 2003, net of costs resulting from growth in deposits and borrowings, should increase net interest income for 2003. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of March 31, 2003, may result in net interest income for 2003 that reflects a moderate increase over the net interest income earned during the same period of 2002. Expected growth in earning assets during the remainder of 2003 should also increase the bank's net interest margin. This expected growth was not reflected in the bank's model at March 31, 2003. The yield curve during the remainder of 2003, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk. Union National's net interest income may also be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan losses was $7,000 for the three months ended March 31, 2003, as compared to $25,000 for the three months ended March 31, 2002. Net charge-offs for the three months ended March 31, 2003, were $13,000, as compared to $14,000 for the same period of last year. The decline in the provision for loan losses can be primarily attributed to a decline in loan balances of 2.5% since December 31, 2002, as well as management's assessment of the overall maintenance of the credit quality of Union National's loan portfolio. As discussed earlier, Union National has begun to experience a change in the mix of outstanding loan balances with declining balances of residential mortgage and consumer loans along with increasing commercial loan balances. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality are substantially different from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $252,000, or 39.1%, for the three months ended March 31, 2003, as compared to the same period of 2002. Contributing to the increase in other operating income as compared to the same period in 2002 was an increase in income from mortgage banking activities in the amount of $194,000, and an increase in investment securities gains of $91,000.

The increase in income from mortgage banking activities relates to increased mortgage sales activity that is a result of low mortgage rates. These low interest rates have caused both increased refinancing activity and increased real estate sales activity in Union National's market area. Union National sells the majority of its residential mortgage loans to the FHLB, but servicing is retained by Union National. As of March 31, 2003, Union National was servicing 198 loans through this program with an outstanding balance of $19.5 million. Future changes in interest rates and the corresponding level of refinancing activity may significantly impact the future level of income from mortgage banking activities.

Investment securities gains in the first quarter of 2003 were a result of some restructuring in the investment security portfolio. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. In addition, as indicated earlier, these gains offset the costs of the early payoff of FHLB borrowings.

Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was as follows:


                                  Three Months Ended
                                  __________________
March 31, 2003                           22.6%
March 31, 2002                           19.0%

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended
March 31, 2003, increased by $119,000, or 4.6%, over the same period of 2002. This noninterest expense increase is discussed below as it pertains to the various expense categories.

Employee salaries and wages increased by $85,000, or 7.8%, for the three months ended March 31, 2003, as compared to the same period of last year. This increase was due to staff additions, annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Staff additions include an experienced business development officer who will lead our business banking group and several support staff positions.

The cost of retirement plans and other employee benefits for the three months ended March 31, 2003, increased by $22,000, or 7.7%, as compared to the same period of 2002. This was primarily a result of increased 401(k) profit sharing plan expense and payroll tax expense, which was due to increased salary levels.

Occupancy, furniture and equipment expenses increased by $22,000, or 6.8%, for the three months ended March 31, 2003, as compared to the same period of the previous year. This increase was primarily related to an increase in snow removal costs in 2003.

Other changes in operating expenses for the three months ended
March 31, 2003, as compared to the three months ended March 31, 2002, included the following:

(In thousands)                       Change
                                   __________
Professional Fees                  $    (28)
Data Processing Services                 15
Pennsylvania Shares Tax                 (10)
ATM Processing Expenses                   6
Foreclosed Real Estate Expense           16
Appraisal Fees                           14
Donations                                14
Postage                                  (9)
Amortization of Mortgage Servicing Assets
   And Credit Enhancement Fees Receivable 6
Other Losses                            (24)

The decrease in Pennsylvania Shares Tax and the increase in donations is a result of contributions that Union National made under the PA Educational Improvement Tax Credit program. Through this program, Union National receives a 90% tax credit for contributions made to certain organizations. The increase in appraisal fees and amortization of mortgage servicing assets and credit enhancement fees receivable is related to an increase in mortgage banking activities. The decrease in postage costs is a result of a cost savings that resulted from a change in the sorting of outgoing mail. The decrease in other losses relates to a robbery loss at one of our retail branch locations in the first quarter of 2002.

Income Taxes

Union National's income tax expense increased by $49,000 for the three months ended March 31, 2003, as compared to the same period of last year. Union National's effective tax rates were as follows:

                                   Three Months Ended
                                   __________________
March 31, 2003                            19.4%
March 31, 2002                            16.7%

The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The increase in the effective tax rate for 2003 is due to a lower percentage of income being derived from tax-exempt sources. The realization of net deferred tax assets, which amounted to $122,000 at March 31, 2003, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $1,563,000 to comply with their respective repayment terms. This compares to an amount of $1,689,000 at December 31, 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2003.

At March 31, 2003, total nonperforming loans amounted to $1,798,000, or 0.9% of total net loans, as compared to a level of $1,674,000, or 0.8%, at December 31, 2002. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of ..9%.

Schedule of Nonperforming Assets:

                                       March 31,     December 31,
(In thousands)                           2003            2002
                                     ____________    ____________
Nonaccruing Loans                    $      1,438    $     1,310
Accrual Loans   90 days or more past due      360            364
Restructured Accrual Loans                      -              -
                                     ____________    ____________
     Total Nonperforming Loans              1,798          1,674
Foreclosed Real Estate                        267            307
                                     ____________    ____________
     Total Nonperforming Assets      $      2,065       $  1,981
                                     ============    ============

Nonperforming Loans
   as a % of Net Loans                        0.9%           0.8%
                                     ============    ============

Allowance for Loan Losses
   as a % of Nonperforming Loans              100%           108%
                                     ============    ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of March 31, 2003, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $453,000 and had unrealized losses of $23,000. As of April 30, 2003, these securities had a market value of $486,000 and unrealized gains of $10,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of March 31, 2003, Union National held corporate debt securities with a total fair value of $18,409,000 and net unrealized gains on these securities amounted to $201,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $1,806,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2003 to be below the level of net loan charge-offs for the same period of 2002.

Analysis of Allowance for Loan Losses:

                                 Three Months Ended
                                      March 31,
(In thousands)                     2003      2002
                                 ________  ________
Average Total Loans Outstanding
   (Less Unearned Income)        $196,730  $203,583
                                 ========  ========
Allowance for Loan Losses,
   Beginning of Period           $  1,812  $  1,893
Loans Charged-Off During Period        20        57
Recoveries of Loans Previously
   Charged-Off                          7        43
                                 ________  ________
Net Loans Charged-Off                  13        14
Addition to Provision for Loan Losses
   Charged to Operations                7        25
                                 ________  ________
Allowance for Loan Losses,
   End of Period                 $  1,806  $  1,904
                                 ========  ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)     .03%      .03%
                                 ========  ========

Ratio of Allowance for Loan Losses to
   Net Loans at End of Period        0.93%     0.94%
                                 ========  ========

Liquidity
_________
Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

*  proceeds from the sale or maturity of investment securities
* overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
*  acquisition of brokered certificates of deposit (CDs);
*  payments on loans and mortgage-backed securities; and
*  a growing core deposit base.

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

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of March 31, 2003, the bank had received long-term advances of $64,299,000 from its available credit of $147,360,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Over the next twelve months, advances of $3,347,000 are due and advances of $25,000,000 are convertible. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

As indicated above, another alternative source of liquidity for Union National is the use of brokered CDs. During the second quarter of 2002, Union National obtained funding of approximately $2,000,000 in brokered CDs. These CDs have a final maturity of two years.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities and are considered to be well-capitalized under regulatory guidelines. Except as discussed below concerning Union National's common stock repurchase plan and retail office expansion plans, there are no known trends or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for 2002. In addition, see discussion on Regulatory Activity.

On January 9, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represented approximately 4.0% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of March 31, 2003, approximately 15,000 shares have been repurchased under this plan.

Union National also recently announced plans to open a new retail office location at 38 East Roseville Road in Manheim Township, PA. Current plans are to open this location during the summer of 2003. In addition, Union National continues to evaluate further opportunities for retail office expansion in new markets. The opening of new offices will require significant expenditures for building improvements and fixed asset purchases.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at March 31, 2003, as compared to the bank's current risk-based capital ratio of 11.60%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of March 31, 2003, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

      (In thousands)                   March 31,   December 31,
                                         2003          2002
                                       _________   ____________
Tier I - Total Stockholders' Equity    $  24,865   $     24,621
Tier II - Allowance for Loan Losses        1,806          1,812
                                       _________   ____________
   Total Qualifying Capital            $  26,671   $     26,433
                                       =========   ============

Risk-adjusted On-balance-sheet Assets  $ 204,822   $    207,458
Risk-adjusted Off-balance-sheet Exposure  25,156         20,316
                                       _________   ____________
   Total Risk-adjusted Assets          $ 229,978   $    227,774
                                       =========   ============

Leverage Ratio:
 Tier I Capital to Average Total Assets     8.02%          7.88%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions              5.00           5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual             10.81%         10.81%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions              6.00           6.00

 Total Capital Ratio - Actual              11.60%         11.60%
 Minimum Required                           8.00           8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             10.00          10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $   8,273   $      8,211
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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. The simulated results represent the hypothetical effects on the bank's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of the bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period.

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a one-percent decline in interest rates was modeled at March 31, 2003, based on management's assessment of potential future interest rate levels. A hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

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

The bank managed its interest rate risk position in 2003 by the following:

* increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans
* repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare its investment portfolio for any future increase in interest rates;
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
* additions to or restructuring of fixed-rate advances from the Federal Home Loan Bank.

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

(b) Reports on Form 8-K

Union National filed a report on form 8-K via EDGAR dated January 9, 2003. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and announced the first quarter cash dividend for 2003 and the approval of a stock repurchase program.

Union National filed a report on form 8-K via EDGAR dated January 24, 2003. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported fourth quarter earnings and annual earnings for 2003.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Union National Financial Corporation
                                 (Registrant)



                             By /s/ Mark D. Gainer
                                _______________________
                                Mark D. Gainer
                                President/Chief Executive Officer
                                (Principal Executive Officer)

                             Date: May 14, 2003


                             By /s/ Clement M. Hoober
                                _______________________
                                Clement M. Hoober
                                Treasurer/Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

                             Date: May 14, 2003

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

                               By  /s/ Mark D. Gainer
                                   ________________________
                                   President/CEO

                               Date: May 14, 2003

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

5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. Union National's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By  /s/ Clement M. Hoober
                                      _______________________
                                      Treasurer/CFO

                                  Date: May, 14, 2003

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement
M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.

                                By  /s/ Mark D. Gainer
                                    _________________________
                                    President/CEO

                                Date: May 14, 2003

                                By  /s/ Clement M. Hoober
                                    _________________________
                                    Treasurer/CFO

                                Date: May 14, 2003