Form 10-Q
period 2003-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2003-08-15
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30,2003
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                   ______________
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    2,508,037     shares of $.25 (par) common stock were
_________________
outstanding as of August 8, 2003.
                  _______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   17-18

  Item 4  - Controls and Procedures                          18

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                19

  Item 2  - Changes in Securities and Use of Proceeds        19

  Item 3  - Defaults Upon Senior Securities                  19

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 19

  Item 5  - Other Information                                19

  Item 6  - Exhibits and Reports on Form 8-K              19-20


 Exhibit 31.1 - Certification of Principal Executive      21-23
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002

 Exhibit 31.2 - Certification of Principal Financial      24-26
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002

 Exhibit 32  -  Certification of Principal Executive      27-28
                Officer and Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as
                Added by Section 906 of the Sarbanes-
                Oxley Act of 2002

Signature Page                                               29

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)6/30/03   12/31/02
                                            _________  _________

ASSETS

Cash and Due from Banks                     $   8,716  $   7,215
Interest-Bearing Deposits in Other Banks          708         70
Federal Funds Sold                                  -      2,260
Short-Term Investments                              -      5,000
                                            _________  _________
   Total Cash and Cash Equivalents              9,424     14,545

Investment Securities Available-for-Sale      112,969     90,679
Loans Held for Sale                               344        892

Loans(Net of Unearned Income)                 196,694    199,065
Less: Allowance for Loan Losses                (1,840)    (1,812)
                                            _________  _________
   Net Loans                                  194,854    197,253

Premises and Equipment - Net                    6,228      6,320
Restricted Investment in Bank Stocks            4,086      3,772
Other Assets                                    7,042      7,048
                                            _________  _________
   TOTAL ASSETS                             $ 334,947  $ 320,509
                                            =========  =========
LIABILITIES
Deposits:
 Noninterest-Bearing                        $  28,555  $  31,141
  Interest-Bearing                            200,358    192,209
                                            _________  _________
    Total Deposits                            228,913    223,350

Short-Term Borrowings                           6,328      3,387
Long-Term Debt                                 70,439     65,299
Other Liabilities                               1,486      1,738
                                            _________  _________
    TOTAL LIABILITIES                         307,166    293,774

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           691        688
  Shares: Authorized - 20,000,000; Issued -
  2,764,101 in 2003 (2,753,243 in 2002)
  Outstanding - 2,501,410 in 2003 (2,517,469
  in 2002)
Surplus                                         9,124      8,939
Retained Earnings                              21,200     20,319
Accumulated Other Comprehensive Income          1,581      1,120
Treasury Stock - 262,691 shares in
 2003 (235,774 in 2002), at cost               (4,815)    (4,331)

                                            _________  _________
    TOTAL STOCKHOLDERS' EQUITY                 27,781     26,735
                                            _________  _________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 334,947  $ 320,509

                                            =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended June 30,
                                     ____________________________
                                          2003           2002
                                     _____________  _____________
INTEREST INCOME
Interest and Fees on Loans           $    3,514     $    3,838
Investment Securities:
  Taxable Interest                          682            734
  Tax-Exempt Interest                       308            268
  Dividends                                  25             28
Other                                        19             10
                                     _____________  _____________
 Total Interest Income                    4,548          4,878

INTEREST EXPENSE
Deposits                                    872          1,172
Short-Term Borrowings                         5             13
Long-Term Debt                              928            820
                                     _____________  _____________
   Total Interest Expense                 1,805          2,005
                                     _____________  _____________
   Net Interest Income                    2,743          2,873
PROVISION for LOAN LOSSES                    39             59
                                     _____________  _____________
Net Interest Income after Provision
  for Loan Losses                         2,704          2,814

OTHER OPERATING INCOME
Income from Fiduciary Activities             42             32
Service Charges on Deposit Accounts         254            246
Other Service Charges, Commissions, Fees    295            267
Investment Securities Gains                  12            140
Mortgage Banking Activities                 495             91
Other Income                                 81             76
                                     _____________  _____________
    Total Other Operating Income          1,179            852

OTHER OPERATING EXPENSES
Salaries and Wages                        1,272          1,155
Employee Benefits                           286            280
Net Occupancy Expense                       164            180
Furniture and Equipment Expense             145            160
Professional Fees                            90             89
Data Processing Services                    176            141
Pennsylvania Shares Tax                      65             67
Advertising and Marketing Expenses           54             61
ATM Processing Expenses                      70             65
Other Expenses                              498            421
                                     _____________  _____________
    Total Other Operating Expenses        2,820          2,619
                                     _____________  _____________
    Income before Income Taxes            1,063          1,047

PROVISION for INCOME TAXES                  208            215
                                     _____________  _____________
    NET INCOME for PERIOD            $      855     $      832
                                     =============  =============
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.34     $     0.32
 Net Income for Period - Assuming
  Dilution                                 0.34           0.32
 Cash Dividends                           0.155          0.140

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $      855     $      832
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                            471            453
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-
   for-Sale During Period                     -            (27)
Reclassification Adjustment for Gains
   Included in Net Income                    (8)           (92)
                                    _____________  _____________
Total Other Comprehensive Income            463            334
                                     _____________  _____________
COMPREHENSIVE INCOME for PERIOD      $    1,318     $    1,166
                                     =============  =============
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                       Six Months Ended June 30,
                                     ____________________________
                                          2003           2002
                                     _____________  _____________
INTEREST INCOME
Interest and Fees on Loans           $    7,049     $    7,785
Investment Securities:
  Taxable Interest                        1,367          1,513
  Tax-Exempt Interest                       587            535
  Dividends                                  60             68
Other                                        29             25
                                     _____________  _____________
 Total Interest Income                    9,092          9,926

INTEREST EXPENSE
Deposits                                  1,777          2,494
Short-Term Borrowings                        12             30
Long-Term Debt                            1,737          1,691
                                     _____________  _____________
   Total Interest Expense                 3,526          4,215
                                     _____________  _____________
   Net Interest Income                    5,566          5,711

PROVISION for LOAN LOSSES                    46             85
                                     _____________  _____________
Net Interest Income after Provision
  for Loan Losses                         5,520          5,626

OTHER OPERATING INCOME
Income from Fiduciary Activities             72             63
Service Charges on Deposit Accounts         492            502
Other Service Charges, Commissions, Fees    505            487
Investment Securities Gains                  83            120
Mortgage Banking Activities                 769            171
Other Income                                153            153
                                     _____________  _____________
    Total Other Operating Income          2,074          1,496

OTHER OPERATING EXPENSES
Salaries and Wages                        2,453          2,251
Employee Benefits                           593            565
Net Occupancy Expense                       362            344
Furniture and Equipment Expense             292            318
Professional Fees                           216            243
Data Processing Services                    335            286
Pennsylvania Shares Tax                     121            133
Advertising and Marketing Expenses          111            121
ATM Processing Expenses                     133            121
Other Expenses                              919            833
                                     _____________  _____________
    Total Other Operating Expenses        5,535          5,215
                                     _____________  _____________
    Income before Income Taxes            2,059          1,907

PROVISION for INCOME TAXES                  400            358
                                     _____________  _____________
    NET INCOME for PERIOD            $    1,659     $    1,549
                                     =============  =============
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.66     $     0.60
 Net Income for Period - Assuming
   Dilution                                0.65           0.60
 Cash Dividends                           0.310          0.265

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $    1,659     $    1,549
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                            516            133
Unrealized Holding Losses on Investment
   Securities Transferred to Available-
   for-Sale During Period                     -            (27)
Reclassification Adjustment for Gains
   Included in Net Income                   (55)           (79)
                                     _____________  _____________
Total Other Comprehensive Income            461             27
                                     _____________  _____________
COMPREHENSIVE INCOME for PERIOD      $    2,120     $    1,576
                                     =============  =============
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Six Months Ended June 30,
                                   ____________________________
       (In thousands)                   2003            2002
                                   _____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $     1,659    $    1,549
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                401           400
Provision for Loan Losses                     46            85
Net Amortization of Investment
  Securities' Premiums                       820           294
Investment Securities Gains                  (83)         (120)
Provision for Deferred Income Taxes           19            28
Increase in Cash-Surrender Value of
  Bank-Owned Life Insurance                 (105)         (107)
Gains on Loans Sold                         (618)         (151)
Proceeds from Sales of Loans              17,065         5,979
Loans Originated for Sale                (15,899)       (5,294)
(Increase)/Decrease in Accrued
   Interest Receivable                       (84)           31
Increase in Other Assets                    (172)         (228)
Decrease in Other Liabilities               (252)         (270)
                                     _____________  _____________
   Net Cash Provided by
   Operating Activities                    2,797         2,196


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities          11,645        19,056
Proceeds from Maturities of
   Available-for-Sale Securities          15,131        10,062
Proceeds from Maturities of
   Held-to-Maturity Securities                 -           495
Purchases of Available-for-Sale
   Securities                            (49,105)      (34,011)
Net Purchases of Restricted
   Investments in Bank Stocks               (314)          (73)
Net Principal Collected on Loans           2,353         3,554
Purchases of Property and Equipment         (198)         (103)
                                     _____________  _____________

   Net Cash Used in
   Investing Activities                  (20,488)       (1,020)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                     10,535         2,873
Net Decrease in Time Deposits             (4,972)       (5,943)
Net Increase in Short-Term Borrowings      2,941           143
Proceeds from Issuance of Long-Term Debt  12,000         9,580
Payment on Long-Term Debt                 (6,860)       (8,315)
Acquisition of Treasury Stock               (484)         (713)
Issuance of Common Stock                     188           187
Cash Dividends Paid                         (778)         (682)
                                     _____________  _____________
   Net Cash Provided by/(Used in)
   Financing Activities                   12,570        (2,870)
                                     _____________  _____________
Net Decrease in Cash and Cash Equivalents (5,121)       (1,694)

CASH and CASH EQUIVALENTS -
  Beginning of Year                       14,545        13,289
                                     _____________  _____________
CASH and CASH EQUIVALENTS -
  End of Period                      $     9,424    $   11,595
                                     =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    3,588    $    4,427
  Income Taxes                               402           315

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-Maturity
 Investment Securites to
 Available-for-Sale                   $        -    $   10,358

The accompanying notes are an integral part of the consolidated financial statements.


                UNION NATIONAL FINANCIAL CORPORATION
                      MOUNT JOY, PENNSYLVANIA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.


2. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:

                             Basic         Assuming Dilution
                           _________       _________________
Three months ended:
     June 30, 2003         2,506,658           2,546,356
     June 30, 2002         2,560,806           2,584,854
Six months ended:
     June 30, 2003         2,508,339           2,541,086
     June 30, 2002         2,570,082           2,589,921

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

                                          Three Months
                                          Ended June 30,
                                          ______________
(In thousands, except per share data) 2003            2002
                                ______________   ______________
Net Income - As Reported        $          855   $          832
Less: Stock Based Compensation Cost        (21)            (119)
                                ______________   ______________
Net Income - Pro Forma          $          834   $          713
                                ==============   ==============

Net Income Per Share:
 As Reported (Basic)            $         0.34   $         0.32
 As Reported (Assuming Dilution)          0.34             0.32
 Pro Forma (Basic)                        0.33             0.28
 Pro Forma (Assuming Dilution)            0.33             0.28

                                            Six Months
                                          Ended June 30,
                                          ______________
(In thousands, except per share data)
                                      2003            2002
                                ______________   ______________
Net Income - As Reported        $        1,659   $        1,549
Less: Stock Based Compensation Cost        (59)            (182)
                                ______________   ______________
Net Income - Pro Forma          $        1,600   $        1,367
                                ==============   ==============

Net Income Per Share:
 As Reported (Basic)            $         0.66   $         0.60
 As Reported (Assuming Dilution)          0.65             0.60
 Pro Forma (Basic)                        0.64             0.53
 Pro Forma (Assuming Dilution)            0.63             0.53

5. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs acquired before February 1, 2003.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003.

The provisions of the above interpretation and statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Union National's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Union National's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Union National had $3,398,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Union National requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002, is not material.

6. Certain reclassifications have been made to the 2002
consolidated financial statements to conform to the 2003 presentation.

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


Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Basic and diluted earnings per share for the three months ended June 30, 2003, amounted to 34 cents, an increase of 6.3% as compared to the same period of 2002 when basic and diluted earnings per share amounted to 32 cents. Basic earnings per share for the six months ended June 30, 2003, amounted to 66 cents with diluted earnings per share of 65 cents as compared to basic and diluted earnings per share of 60 cents for the same period of last year. Consolidated net income for the three months ended June 30, 2003, was $855,000, an increase of 2.8%, as compared to $832,000 for the same period of 2002. Net income for the six months ended June 30, 2003, was $1,659,000, an increase of 7.1%, as compared to $1,549,000 for the same period of 2002.

Results of operations for the three months and six months ended June 30, 2003, as compared to the same periods of 2002 were impacted by the following items:
*  Net income decreased due to a decrease in net interest income.
* Net income increased due to a decrease in the provision for loan losses.
* Net income increased due to an increase in other operating income.
* Net income decreased due to an increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows on an annualized basis:

           Three Months Ended June 30, Six Months Ended June 30,
                  2003     2002               2003     2002
                  ____     ____               ____     ____
ROA               1.05%    1.10%              1.04%    1.02%
ROE              12.57%   13.07%             12.33%   12.21%

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

During the first six months of 2003, Union National experienced relatively strong commercial loan demand and this is currently expected to continue for the remainder of 2003. However, residential mortgage balances declined and consumer loan balances grew only minimally during the first six months of 2003 and these trends are also expected to continue. Overall, loan balances have declined by $2,371,000 since the beginning of 2003. This decline can be attributed to lower demand for consumer loans and a reduction in residential mortgages due to increased refinancing activity. In addition, there has been a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $13,005,000 at June 30, 2003, a decline of $4,979,000 from
December 31, 2002. Also, Union National now sells most of its new residential mortgage loans under a program that was implemented in the fourth quarter of 2001. Mortgages generated for sale under this program amounted to $15,899,000 for the six months ended June 30, 2003, and $5,294,000 for the six months ended June 30, 2002.

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

For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended June 30, 2003, decreased by $46,000, or 1.5%, from the same period of 2002. For the six months ended June 30, 2003, net interest income decreased by $50,000, or 0.8%, over the same period of 2002.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of June 30, 2003, the bank received long-term advances of $70,439,000 from its available credit of $137,656,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 4.18% at June 30, 2003, with maturities ranging from August 2003 to February 2011.

Impacting net interest income during the first six months of 2003 were costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During the three months ended June 30, 2003, total early payoff costs on borrowings amounted to $184,000, and for the six months ended June 30, 2003, total early payoff costs amounted to $243,000. During the same periods of 2002, Union National incurred penalties of $80,000 for the three-month period and $180,000 for the six months ended June 30, 2002. During the first six months of 2003, Union National restructured $5,861,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 4.28% and were paid off and were replaced with borrowings that bear a weighted-average rate of 1.71%. Gains on the sale of investment securities partially offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. It is currently anticipated that management may continue to pay off a portion of these borrowings and replace them with lower current rate funding during the remainder of 2003. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $51,000 in comparing the three months ended June 30, 2003, to the same period of 2002 and by $70,000 in comparing the six months ended June 30, 2003, to the same period of 2002. Growth in average earning assets was funded by increased deposits and additional long-term borrowings. Average earning assets increased by 7.1% for the three months ended June 30, 2003, and by 4.4% for the six months ended June 30, 2003, as compared to the same periods of 2002.

The overall interest rate on the average total earning assets for the three months ended June 30, 2003, was 6.30%, as compared to 7.09% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.70% (2.43% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended June 30, 2003, and 3.21% (3.08% without the impact of payoff costs) for the three months ended June 30, 2002. The net effect of these interest rate changes was to decrease net interest income in the amount of $97,000 for the three months ended June 30, 2003, over the same period of 2002. The net interest margin percentage for the three months ended June 30, 2003, was 3.93% (4.17% without the impact of payoff costs), as compared to 4.27% (4.39% without the impact of payoff costs) for the same period of 2002.

For the six months ended June 30, 2003, the overall interest rate on the average total earning assets was 6.39%, as compared to 7.18% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.70% (2.52% without the impact of early payoff costs on FHLB borrowings) for the six months ended June 30, 2003, and 3.36% (3.22% without the impact of payoff costs) for the six months ended June 30, 2002. The net effect of these interest rate changes was to decrease net interest income in the amount of $120,000 for the six months ended June 30, 2003, over the same period of 2002. The net interest margin percentage for the six months ended June 30, 2003, was 4.03% (4.19% without the impact of payoff costs), as compared to 4.24% (4.36% without the impact of payoff costs) for the same period of 2002. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2003.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. The following chart details recent rate history for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilities:

                            7/31/03       6/30/03       3/31/03
                            _______       _______       _______
Fed Funds Target Rate        1.00%         1.00%         1.25%
Prime Rate                   4.00%         4.00%         4.25%
3 Year Treasury Constant
   Maturity*                 1.93%         1.51%         1.98%
10 Year Treasury Constant
   Maturity*                 3.98%         3.33%         3.81%
Conventional Mortgage Rate*  5.63%         5.23%         5.75%

* These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.

                            12/31/02  6/30/02  3/31/02  12/31/01
                            ________  _______  _______  ________
Fed Funds Target Rate         1.25%    1.75%    1.75%     1.75%
Prime Rate                    4.25%    4.75%    4.75%     4.75%
3 Year Treasury Constant
   Maturity*                  2.23%    3.49%    4.14%     3.62%
10 Year Treasury Constant
   Maturity*                  4.03%    4.93%    5.28%     5.09%
Conventional Mortgage Rate*   6.05%    6.65%    7.01%     7.07%

* These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.


As detailed in the above table, there has been a decline in not only short-term rates, such as the fed funds target rate and the prime rate, but also in longer-term interest rates. In fact, longer-term interest rates have declined more significantly than short-term rates. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

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

Offsetting the narrowing margin, income from growth in earning assets which occurred during 2002 and 2003, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2003. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of June 30, 2003, may result in net interest income for 2003 that reflects a small increase over the net interest income earned during the same period of 2002. Expected growth in earning assets during the remainder of 2003 should also increase the bank's net interest margin. This expected growth was not reflected in the bank's model at June 30, 2003.The yield curve during the remainder of 2003, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk. Union National's net interest income may also be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan losses was $39,000 for the three months ended June 30, 2003, as compared to $59,000 for the three months ended June 30, 2002. Net charge-offs for the three months ended June 30, 2003, were $5,000, as compared to $56,000 for the same period of last year. For the six months ended June 30, 2003, the provision for loan losses was $46,000, as compared to $85,000 for the same period of 2002. Net charge-offs for the six months ended June 30, 2003, amounted to $18,000, as compared to $71,000 for the same period of 2002. The lower provision for loan losses can be attributed to a low level of net charge-offs accompanied by stable levels of nonperforming loans. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality are substantially different from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $327,000, or 38.4%, for the three months ended June 30, 2003, as compared to the same period of 2002. For the six months ended June 30, 2003, other operating income increased by $579,000, or 38.6%, as compared to the same period of the prior year. Contributing factors to the increase in other operating income as compared to the same periods in 2002 was a significant increase in income from mortgage banking activities and an increase in income from the sale of alternative investment products, which were partially offset by a decrease in gains from the sales of investment securities.

Income from mortgage banking activities increased by $404,000 for the three months ended June 30, 2003, and increased by $598,000 for the six months ended June 30, 2003, as compared to the same periods of the prior year. The increase in income from mortgage banking activities relates to increased mortgage sales activity that is a result of low mortgage rates. These low interest rates have caused both increased refinancing activity and increased real estate sales activity in Union National's market area.
Union National sells the majority of its residential mortgage loans to the FHLB, but servicing is retained by Union National. As of June 30, 2003, Union National was servicing 284 loans through this program with an outstanding balance of $28.5 million.

Union National's gains on the sale of mortgages during the first six months of 2003 were higher as customers locked in interest rates at higher levels and then rates fell by the time the loan was sold to the FHLB. However, the reverse may also occur as interest rates rise. If rates rise, customers may lock in rates at lower levels and Union National may sell the mortgages for much smaller gains or may even incur a loss on the sale of the loans. Rates have indeed risen significantly since June 30, and it is currently expected that income from mortgage banking activities will be significantly reduced in the third quarter of 2003, as compared to current income levels and as compared to earnings of $115,000 in the third quarter of 2002. See discussion and table under section on Net Interest Income for further details on changes in interest rates. It is currently expected that the rise in interest rates will not only result in reduced gains and/or losses on the sale of mortgage loans, but will also slow down the general level of mortgage activity. Union National is currently evaluating its mortgage sale process and may begin to sell a portion of it mortgage loans in advance of the actual settlement to mitigate this risk of rising interest rates. Future changes in interest rates and the corresponding level of refinancing activity may significantly impact the future level of income from mortgage banking activities.

The increase in commissions from alternative investment products is a result of increased commissions on the sale of annuities, mutual funds and brokerage services. Union National has expanded the sale of alternative investment products and now has a licensed representative to sell these products in each of our retail offices. Income from the sale of alternative investment products increased by $26,000, or 22.4%, for the three months ended June 30, 2003, and increased by $15,000, or 7.0%, for the six months ended June 30, 2003, as compared to the same periods of the prior year.

Gains on the sale of investment securities in the first six months of 2003 were a result of some restructuring in the investment security portfolio. Securities gains amounted to $12,000 for the three months ended June 30, 2003, as compared to $140,000 for the same period of 2002. For the six months ended June 30, 2003, securities gains amounted to $83,000, as compared to $120,000 for the same period of 2002. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. As indicated earlier, these gains, along with the increased gains on the sale of residential mortgage loans, helped offset the costs of the early payoff of FHLB borrowings. The restructuring of the FHLB borrowings will benefit future periods.

Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was as follows:


                   Three Months Ended      Six Months Ended
                   __________________      ________________
June 30, 2003            29.8%                   26.3%
June 30, 2002            19.9%                   19.4%

To generate additional noninterest income, Union National recently formed StoneBridge Settlement Services, LLC to provide title insurance and settlement services for our customers. This will enhance Union National's mortgage banking services.
StoneBridge will commence operations during the third quarter of 2003.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended June 30, 2003, increased by $201,000, or 7.7%, over the same period of 2002. For the six months ended June 30, 2003, noninterest expenses increased by $320,000, or 6.1%, over the same period of the prior year. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $117,000, or 10.1%, for the three months ended June 30, 2003, as compared to the same period of last year. For the six months ended June 30, 2003, salaries and wages increased by $202,000, or 9.0%, over the same period of 2002. These increases were essentially due to staff additions, annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Staff additions include an experienced business development officer who will lead our business banking group and several support staff and sales positions.

The cost of retirement plans and other employee benefits for the three months ended June 30, 2003, increased by $6,000, or 2.1%, as compared to the same period of 2002. For the six months ended June 30, 2003, employee benefit costs increased by $28,000, or 5.0%, over the same period of last year. These increases were primarily a result of increased 401(k) profit sharing plan expense and payroll tax expense, both of which were due to increased salary levels.

Other changes in operating expenses as compared to the same periods of 2002 include the following:

(In thousands)                            Change for the Periods
                                           Ending June 30, 2003
                                        _________________________
                                         Three Months  Six Months
                                        ____________  ___________
Data Processing Services                $     35           49
Pennsylvania Shares Tax                       (2)         (12)
Advertising and Marketing                     (7)         (10)
ATM Processing Expenses                        5           12
Foreclosed Real Estate Expense               (15)           -
Appraisal Fees                                18           31
Liability Insurance                            3           11
Donations                                      6           20
Postage                                       (2)         (11)
Staff Recruitment                             11            9
Amortization of Mortgage Servicing Assets
   And Credit Enhancement Fees Receivable     12           19
Other Losses                                   -          (24)

The increase in data processing costs relates to the implementation of a new data communications system and the related costs. The decrease in Pennsylvania Shares Tax and the increase in donations is a result of contributions that Union National made under the PA Educational Improvement Tax Credit program. Through this program, Union National receives a 90% tax credit for contributions made to certain organizations. The increase in appraisal fees and amortization of mortgage servicing assets and credit enhancement fees receivable is related to an increase in mortgage banking activities. The decrease in postage costs is a result of a cost savings that resulted from a change in the sorting of outgoing mail. The decrease in other losses relates to a robbery loss at one of our retail branch locations in the first quarter of 2002.

Income Taxes

Union National's income tax expense decreased by $7,000 for the three months ended June 30, 2003, as compared to the same period of last year. For the six months ended June 30, 2003, income tax expense increased by $42,000, as compared to the same period of 2002. Union National's effective tax rates were as follows:

                         Three Months Ended     Six Months Ended
                         __________________     ________________
June 30, 2003                  19.6%                  19.4%
June 30, 2002                  20.5%                  18.8%

The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The realization of net deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $1,947,000 to comply with their respective repayment terms. This compares to the amount of $1,689,000 at December 31, 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2003.

At June 30, 2003, total nonperforming loans amounted to $1,849,000, or 0.9% of total net loans, as compared to a level of $1,674,000, or 0.8%, at December 31, 2002. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of 0.9%.

Schedule of Nonperforming Assets:

                                        June 30,     December 31,
(In thousands)                           2003            2002
                                     ____________    ____________
Nonaccruing Loans                    $      1,422    $     1,310
Accrual Loans - 90 days or more past due      427            364
Restructured Accrual Loans                      -              -
                                     ____________    ____________
     Total Nonperforming Loans              1,849          1,674
Foreclosed Real Estate                        139            307
                                     ____________    ____________
     Total Nonperforming Assets      $      1,988       $  1,981
                                     ============    ============

Nonperforming Loans
   as a % of Net Loans                        0.9%           0.8%
                                     ============    ============

Allowance for Loan Losses


   as a % of Nonperforming Loans              100%           108%
                                     ============    ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of June 30, 2003, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $488,000 and had unrealized gains of $10,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of June 30, 2003, Union National held corporate debt securities with a total fair value of $23,517,000 and net unrealized gains on these securities amounted to $661,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $1,840,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2003 to be below the level of net loan charge-offs for the same period of 2002.

Analysis of Allowance for Loan Losses:

                            Three Months Ended   Six Months Ended
                                  June 30,           June 30,
(In thousands)                2003      2002      2003    2002
                            _______   ________ ________  ________
Average Total Loans
  Outstanding
   (Less Unearned Income)   $196,320  $202,163 $196,524  $202,869
                            ========  ======== ========  ========



Allowance for Loan
  Losses, Beginning
  of Period                 $  1,806  $  1,904 $  1,812  $  1,893
Loans Charged-Off
  During Period                   15        73       35       130
Recoveries of Loans
  Previously Charged-Off          10        17       17        59
                            ________  ________ ________  ________
     Net Loans Charged-Off         5        56       18        71
Addition to Provision for
  Loan Losses Charged
  to Operations                   39        59       46        85
                            ________  ________ ________  ________
Allowance for Loan Losses,
   End of Period            $  1,840  $  1,907 $  1,840  $  1,907
                            ========  ======== ========  ========

Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding (Annualized) .01%      .11%    .02%      .07%
                            ========  ======== ========  ========

Ratio of Allowance for Loan Losses
 to Net Loans at End of Period                    0.94%     0.95%
                                               ========  ========

Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
* proceeds from the sale or maturity of investment securities;
* overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
* acquisition of brokered certificates of deposit (CDs);
* payments on loans and mortgage-backed securities; and
* a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and consistently exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of June 30, 2003, the bank had received long-term advances of $70,439,000 from its available credit of $137,656,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Over the next twelve months, advances of $5,934,000 are due and advances of $25,000,000 are convertible. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

As indicated above, another alternative source of liquidity for Union National is the use of brokered CDs. Union National currently has $2,000,000 in brokered CDs outstanding. These CDs mature in June 2004.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities and are considered to be well-capitalized under regulatory guidelines. Except as discussed below concerning Union National's common stock repurchase plan, there are no known trends or uncertainties, including regulatory matters that are expected to have a material impact on the capital resources of Union National for 2003. In addition, see discussion on Regulatory Activity.

On January 9, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.0% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 2003, approximately 26,000 shares have been repurchased under this plan.

Union National also recently announced plans to open a new retail office location at 38 East Roseville Road in Manheim Township, PA. Current plans are to open this location during the fall of 2003. In addition, Union National continues to evaluate further opportunities for retail office expansion in new markets. The opening of new offices will require significant expenditures for building improvements and fixed asset purchases.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at June 30, 2003, as compared to the bank's current risk-based capital ratio of 10.80%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of June 30, 2003, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:

      (In thousands)                   June 30,    December 31,
                                         2003          2002
                                       _________   ____________
Tier I - Total Stockholders' Equity
  (as adjusted)                        $  25,089   $     24,621
Tier II - Allowance for Loan Losses        1,840          1,812
                                       _________   ____________
   Total Qualifying Capital            $  26,929   $     26,433
                                       =========   ============

Risk-adjusted On-balance-sheet Assets  $ 218,674   $    207,458
Risk-adjusted Off-balance-sheet Exposure  20,730         18,108
                                       _________   ____________
   Total Risk-adjusted Assets          $ 239,404   $    225,566
                                       =========   ============

Leverage Ratio:
 Tier I Capital to Average Total Assets     7.76%          7.88%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions              5.00           5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual             10.48%         10.91%
 Minimum Required                           4.00           4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions              6.00           6.00

 Total Capital Ratio - Actual              11.25%         11.72%
 Minimum Required                           8.00           8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             10.00          10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement       $   7,777   $      8,388
                                       =========   ============

     Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK

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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at June 30, 2003, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

In addition to the above scenarios, management modeled the impact of a "flattening" interest rate yield curve on the bank's net interest income. The rate assumptions for this scenario included an increase in short-term interest rates while minimizing increases in longer-term interest rates. Management determined that this is a potential scenario considering current market interest rates as compared to historical average interest rates. A "flattening" interest rate environment with short-term interest rates increasing two-percent will have an immaterial positive impact on net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

The bank managed its interest rate risk position in 2003 by the following:
* increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
* repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare for any future increase in interest rates;
* managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
* additions to or restructuring of fixed-rate advances from the Federal Home Loan Bank.
The above strategies and actions impact interest rate risk and are all included in the bank's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

Item 4 - CONTROLS AND PROCEDURES

Controls and Procedures
_______________________

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2003, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive Officer and Chief Financial Officer.

Part II - Other Info:

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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

   (a) An annual meeting of shareholders was held at 10:00 a.m.
       on April 30, 2003, at The Gathering Place, 6 Pine Street,
       Mount Joy, Pennsylvania, 17552.

   (b)-(c) The following matters were voted upon:

Two Class A Directors were elected, as follows:
                                          Votes      Votes to
                                           Cast      "Withhold
Re-elected              Term Expires      "For"       Authority"

---------               ------------     ---------   -----------
Mark D. Gainer              2006        2,051,806       18,849
Darwin A. Nissley           2006        2,068,859        1,796

Directors whose term continued after the meeting:
    Class B Directors
Carl R. Hallgren            2004
David G. Heisey             2004
Lloyd C. Pickell            2004
Daniel H. Raffensperger     2004

    Class C Directors
William E. Eby              2005
Benjamin W. Piersol, Jr.    2005
Donald H. Wolgemuth         2005

An amendment to the 1997 Stock Incentive Plan was approved to increase the number of shares subject to the plan by 100,000. The results of voting were as follows:
                                Votes
                                 Cast       Votes    Votes to
                                "For"     "Against"  "Abstain"
                              _________   _________ ___________
To Amend the 1997 Stock
Incentive Plan                1,997,899    41,791       30,964

   (d) Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

   (a) Exhibits

       Exhibit No. 31.1 - Certification of Principal Executive
       Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit No. 31.2 - Certification of Principal Financial
       Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit No. 32 - Certification of Principal Executive
       Officer and Principal Financial Officer Pursuant to 18
       U.S.C. Section 1350 as Added by Section 906 of the
       Sarbanes-Oxley Act of 2002

  (b)  Reports on Form 8-K

       Union National filed a report on form 8-K via EDGAR dated April 14, 2003. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported first quarter earnings for 2003 and announced the second quarter cash dividend for 2003.

                       EXHIBIT 31.1

         CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO EXCHANGE ACT RULES
          13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
              OF THE SARBANES-OXLEY ACT OF 2002

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  PURSUANT TO EXCHANGE ACT RULES
         13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
             OF THE SARBANES-OXLEY ACT OF 2002

I, Mark D. Gainer, President/CEO, certify that:
   1. I have reviewed this quarterly report on Form 10-Q of Union
      National Financial Corporation.

   2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Union National as of, and for, the periods presented in this quarterly report.

   4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Union National and we have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Union National, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of Union National's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2003, based upon such evaluation; and

      (d) Disclosed in this report any change in Union National's internal control over financial reporting that occurred during Union National's quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Union National's internal control over financial reporting; and

   5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Union National's auditors and the audit committee of Union National's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Union National's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Union National's internal control over financial reporting.

                      By: /s/ Mark D. Gainer
                          ________________________

                              President/CEO

                            Date: August 14, 2003

                         EXHIBIT 31.2
          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO EXCHANGE ACT RULES
           13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
               OF THE SARBANES-OXLEY ACT OF 2002

          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
              PURSUANT TO EXCHANGE ACT RULES
         13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
             OF THE SARBANES-OXLEY ACT OF 2002

I, Clement M. Hoober, Treasurer/CFO, certify that:

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Union National as of, and for, the periods presented in this quarterly report.

   4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Union National and we have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Union National, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of Union National's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2003, based upon such evaluation; and

      (d) Disclosed in this report any change in Union National's internal control over financial reporting that occurred during Union National's quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Union National's internal control over financial reporting; and

   5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Union National's auditors and the audit committee of Union National's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Union National's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Union National's internal control over financial reporting.

                      By: /s/ Clement M. Hoober
                          ________________________

                              Treasurer/CFO

                            Date: August 14, 2003

                          EXHIBIT 32

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                               By  /s/ Mark D. Gainer
                                   _________________________

                                   President/CEO

                                Date: August 14, 2003


                               By  /s/ Clement M. Hoober
                                  _________________________

                                   Treasurer/CFO

                                Date: August 14, 2003

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

                       Date: August 14, 2003

                       By  /s/ Clement M. Hoober
                           _______________________
                           Clement M. Hoober
                           Treasurer/Chief Financial Officer
                           (Principal Financial and
                            Accounting Officer)

                       Date: August 14, 2003