Form 10-Q
period 2003-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2003-11-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2003
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [ ]
                                                  _______________
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b02 of the Exchange Act).
                                                   Yes [ ] No [X]
                                                  _______________

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,458,518     shares of $.25 (par) common stock were
_________________
outstanding as of November 4, 2003.
                  _________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition     1

          - Consolidated Statements of Income                  2

          - Consolidated Statements of Comprehensive Income    2

          - Consolidated Statements of Cash Flows              3

          - Notes to Consolidated Financial Statements     4 - 5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations           6 - 16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                  16 - 18

  Item 4  - Controls and Procedures                           18

PART II   - OTHER INFORMATION
          ___________________

  Item 1  - Legal Proceedings                                 19

  Item 2  - Changes in Securities and Use of Proceeds         19

  Item 3  - Defaults Upon Senior Securities                   19

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                  19

  Item 5  - Other Information                                 19

  Item 6  - Exhibits and Reports on Form 8-K                  19

Exhibit 31.1 - Certification of Principal Executive
               Officer Pursuant to Exchange Act Rules
               13a-14(a)/15d-14(a) as Added by
               Section 302 of the Sarbanes-Oxley Act
               of 2002                                     20-21

Exhibit 31.2 - Certification of Principal Financial
               Officer Pursuant to Exchange Act Rules
               13a-14(a)/15d-14(a) as Added by
               Section 302 of the Sarbanes-Oxley Act
               of 2002                                     22-23

Exhibit 32  -  Certification of Principal Executive
      Officer and Principal Financial Officer
               Pursuant to 18 U.S.C. Section 1350 as
               Added by Section 906 of the Sarbanes-
               Oxley Act of 2002                           24-25

Signature Page                                                26

                  PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)9/30/03   12/31/02
                                        _______________________

ASSETS

Cash and Due from Banks                    $  8,417    $  7,215
Interest-Bearing Deposits in Other Banks        218          70
Federal Funds Sold                            2,650       2,260
Short-Term Investments                        5,000       5,000
                                            ________     _______
     Total Cash and Cash Equivalents         16,285      14,545

Investment Securities Available-for-Sale     96,132      90,679
Loans Held for Sale                             677         892

Loans(Net of Unearned Income)               204,164     199,065
  Less: Allowance for Loan Losses            (1,906)     (1,812)
                                          _______________________
    Net Loans                               202,258     197,253

Premises and Equipment - Net                  6,301       6,320
Restricted Investment in Bank Stocks          4,128       3,772
Other Assets                                 11,766       7,048
                                          _______________________
    TOTAL ASSETS                           $337,547    $320,509
                                          =======================
LIABILITIES

Deposits:
 Noninterest-Bearing                       $ 29,118    $ 31,141
 Interest-Bearing                           204,381     192,209
                                          _______________________
    Total Deposits                          233,499     223,350

Short-Term Borrowings                         3,313       3,387
Long-Term Debt                               71,874      65,299
Other Liabilities                             1,577       1,738
                                          _______________________
     TOTAL LIABILITIES                      310,263     293,774

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)         694         688
  Shares: Authorized - 20,000,000; Issued -
  2,774,152 in 2003 (2,753,243 in 2002)
  Outstanding - 2,510,610 in 2003 (2,517,469
  in 2002)
Surplus                                       9,296       8,939
Retained Earnings                            21,611      20,319
Accumulated Other Comprehensive Income          516       1,120
Treasury Stock - 263,542 shares in
   2003 (235,774 in 2002), at cost           (4,833)     (4,331)
                                          _______________________
     TOTAL STOCKHOLDERS' EQUITY              27,284      26,735
                                          _______________________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $337,547    $320,509
                                          =======================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands,           Three Months Ended September 30,
except per share data)               ___________________________
                                           2003       2002
                                     ___________________________
INTEREST INCOME
Interest and Fees on Loans               $  3,474    $  3,794
Investment Securities:
  Taxable Interest                            680         739
  Tax-Exempt Interest                         327         272
  Dividends                                    24          30
 Other                                          3          27
                                     ____________________________
  Total Interest Income                     4,508       4,862

INTEREST EXPENSE
Deposits                                      817       1,084
Short-Term Borrowings                           9          11
Long-Term Debt                                840         903
                                     ____________________________
   Total Interest Expense                   1,666       1,998
                                     ____________________________
   Net Interest Income                      2,842       2,864

PROVISION for LOAN LOSSES                      69          43
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           2,773       2,821

OTHER OPERATING INCOME
Income from Fiduciary Activities               31          30
Service Charges on Deposit Accounts           264         252
Other Service Charges, Commissions, Fees      426         232
Investment Securities Gains                   203         138
Mortgage Banking Activities                    26         115
Other Income                                  119          72
                                     ____________________________
    Total Other Operating Income            1,069         839

OTHER OPERATING EXPENSES
Salaries and Wages                          1,269       1,173
Employee Benefits                             304         248
Net Occupancy Expense                         167         175
Furniture and Equipment Expense               149         161
Professional Fees                             145         145
Data Processing Services                      175         142
Pennsylvania Shares Tax                        69          66
Advertising and Marketing Expenses             64          82
ATM Processing Expenses                        68          66
Other Expenses                                456         416
                                     ____________________________
    Total Other Operating Expenses          2,866       2,674
                                     ____________________________
    Income before Income Taxes                976         986

PROVISION for INCOME TAXES                    164         184
                                     ____________________________
    NET INCOME for PERIOD                $    812    $    802
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic             $   0.32    $   0.31
 Net Income for Period-Assuming Dilution     0.32        0.31
 Cash Dividends                             0.160       0.155

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)
Net Income for Period                    $    812    $    802
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)on
   Investment Securities
   Available-for-Sale Arising During Period  (931)        713
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                                -           -
 Reclassification Adjustment for Gains
   Included in Net Income                    (134)        (91)
                                     ___________________________
Total Other Comprehensive Income/(Loss)    (1,065)        622
                                     ___________________________
COMPREHENSIVE INCOME/(LOSS) for PERIOD   $   (253)    $ 1,424
                                     ===========================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands,            Nine Months Ended September 30,
 except per share data)               ___________________________
                                              2003       2002
                                      ___________________________
INTEREST INCOME
Interest and Fees on Loans               $ 10,523    $ 11,579
Investment Securities:
  Taxable Interest                          2,047       2,252
  Tax-Exempt Interest                         914         807
  Dividends                                    84          98
 Other                                         32          52
                                     ____________________________
  Total Interest Income                    13,600      14,788

INTEREST EXPENSE
Deposits                                    2,594       3,578
Short-Term Borrowings                          21          41
Long-Term Debt                              2,577       2,594
                                     ____________________________
   Total Interest Expense                   5,192       6,213
                                     ____________________________
   Net Interest Income                      8,408       8,575

PROVISION for LOAN LOSSES                     115         128
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                           8,293       8,447

OTHER OPERATING INCOME
Income from Fiduciary Activities              103          93
Service Charges on Deposit Accounts           756         754
Other Service Charges, Commissions, Fees      931         720
Investment Securities Gains                   286         258
Mortgage Banking Activities                   795         286
Other Income                                  272         225
                                     ____________________________
    Total Other Operating Income            3,143       2,336

OTHER OPERATING EXPENSES
Salaries and Wages                          3,722       3,423
Employee Benefits                             897         813
Net Occupancy Expense                         529         520
Furniture and Equipment Expense               441         479
Professional Fees                             361         388
Data Processing Services                      510         428
Pennsylvania Shares Tax                       190         200
Advertising and Marketing Expenses            175         203
ATM Processing Expenses                       201         187
Other Expenses                              1,375       1,249
                                     ____________________________
    Total Other Operating Expenses          8,401       7,890
                                     ____________________________
    Income before Income Taxes              3,035       2,893

PROVISION for INCOME TAXES                    564         542
                                     ____________________________
    NET INCOME for PERIOD                 $ 2,471    $  2,351
                                     ============================
PER SHARE INFORMATION
 Net Income for Period-Basic             $   0.99    $   0.92
 Net Income for Period-Assuming Dilution     0.97        0.91
 Cash Dividends                             0.470       0.420

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                    $  2,471    $  2,351
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses) on
   Investment Securities
   Available-for-Sale Arising During Period  (415)        846
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for-Sale
   During Period                                -         (27)
 Reclassification Adjustment for Gains
   Included in Net Income                    (189)       (170)
                                    ____________________________
Total Other Comprehensive Income/(Loss)      (604)        649
                                     ____________________________
COMPREHENSIVE INCOME/(LOSS) for PERIOD    $ 1,867     $ 3,000
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Nine Months Ended September 30,
                                       __________________________
         (In thousands)                    2003         2002
                                       _________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                                 $ 2,471    $ 2,351
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                613        598
  Provision for Loan Losses                    115        128
  Net Amortization of Investment
    Securities' Premiums                     1,276        488
  Investment Securities Gains                 (286)      (258)
  Provision for Deferred Income Taxes           (3)        48
  Increase in Cash-Surrender Value of
    Bank-Owned Life Insurance                 (185)      (159)
  Gains on Loans Sold                         (577)      (233)
  Proceeds from Sales of Loans              23,712      8,281
  Loans Originated for Sale                (22,920)    (8,153)
  Increase in Accrued Interest Receivable     (135)       (76)
  Increase in Other Assets                    (259)      (178)
  Decrease in Other Liabilities               (154)      (168)
                                     ____________________________
   Net Cash Provided by Operating Activities 3,668      2,669

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities               19,929    27,253
Proceeds from Maturities of
 Available-for-Sale Securities               26,592    15,073
Proceeds from Maturities of
 Held-to-Maturity Securities                      -       495
Purchases of Available-for-Sale Securities  (53,879)  (53,957)
Net Purchases of Restricted Investment
  in Bank Stocks                               (356)     (313)
(Net Loans Made to Customers)/ Net Principal
  Collected on Loans                         (5,120)      530
Purchases of Property and Equipment            (419)     (129)
Purchase of Bank-Owned Life Insurance        (4,000)        -
                                     ____________________________
   Net Cash Used in Investing Activities    (17,253)  (11,048)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                        16,089     2,072
Net Decrease in Time Deposits                (5,940)   (1,083)
Net Increase/(Decrease) in Short-Term
 Borrowings                                     (74)      276
Proceeds from Issuance of Long-Term Debt     17,182    16,580
Payment on Long-Term Debt                   (10,607)  (12,533)
Acquisition of Treasury Stock                  (502)     (981)
Issuance of Common Stock                        356       275
Cash Dividends Paid                          (1,179)   (1,078)
                                     ____________________________
   Net Cash Provided by Financing Activities 15,325     3,528
                                     ____________________________
Net Increase/(Decrease) in Cash
 and Cash Equivalents                         1,740    (4,851)

CASH and CASH EQUIVALENTS -
  Beginning of Year                          14,545    13,289
                                     ____________________________
CASH and CASH EQUIVALENTS - End of Period   $16,285   $ 8,438
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                                  $ 5,340  $  6,452
  Income Taxes                                  582       495

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-Maturity
  Investment Securities to
  Available-for-Sale                       $      -  $10,358
 Retirement of Treasury Stock (20,000
  shares in 2002)                                 -      373

The accompanying notes are an integral part of the consolidated financial statements.

            UNION NATIONAL FINANCIAL CORPORATION
                  MOUNT JOY, PENNSYLVANIA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:


                          Basic       Assuming Dilution
                          _____       _________________
Three months ended:
 September 30, 2003     2,506,285         2,548,015
 September 30, 2002     2,551,939         2,571,690
Nine months ended:
 September 30, 2003     2,507,647         2,543,388
 September 30, 2002     2,563,968         2,583,391

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

                                Three Months Ended September 30,
                                       __________________________
 (In thousands,except per share data)         2003         2002
                                       __________________________
Net Income - As Reported                  $    812   $    802
Less: Stock Based Compensation Cost              -          -
                                       __________________________
Net Income - Pro Forma                    $    812   $    802
                                       ==========================

Net Income Per Share:
  As Reported (Basic)                     $   0.32   $   0.31
  As Reported (Assuming Dilution)             0.32       0.31
  Pro Forma (Basic)                           0.32       0.31
  Pro Forma (Assuming Dilution)               0.32       0.31

                                 Nine Months Ended September 30,
                                       __________________________
 (In thousands,except per share data)         2003         2002
                                       __________________________
Net Income - As Reported                  $  2,471   $  2,351
Less: Stock Based Compensation Cost            (59)      (182)
                                       __________________________
Net Income - Pro Forma                    $  2,412   $  2,169
                                       ==========================

Net Income Per Share:
  As Reported (Basic)                     $   0.99   $   0.92
  As Reported (Assuming Dilution)             0.97       0.91
  Pro Forma (Basic)                           0.96       0.85
  Pro Forma (Assuming Dilution)               0.95       0.84


5. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" . This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective for the first fiscal year ending after December 15, 2003, or interim periods beginning after December 15, 2003, for VIEs acquired before February 1, 2003.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Union National's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Union National's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Union National had $2,782,000 of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Union National requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002, is not material.

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


Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Basic and diluted earnings per share for the three months ended September 30, 2003, amounted to 32 cents, an increase of 3.2% as compared to the same period of 2002 when basic and diluted earnings per share amounted to 31 cents. Basic earnings per share for the nine months ended September 30, 2003, amounted to 99 cents with diluted earnings per share of 97 cents as compared to basic earnings per share of 92 cents and diluted earnings per share of 91 cents for the same period of last year. Consolidated net income for the three months ended September 30, 2003, was $812,000, an increase of 1.2%, as compared to $802,000 for the same period of 2002. Net income for the nine months ended September 30, 2003, was $2,471,000, an increase of 5.1%, as compared to $2,351,000 for the same period of 2002.

Results of operations for the three months and nine months ended September 30, 2003, as compared to the same periods of 2002 were impacted by the following items:
* Net income decreased due to a slight decrease in net interest income.
* Net income increased due to an increase in other operating income.
* Net income decreased due to an increase in other operating expense.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), and net income as a percent of average stockholders' equity, also known as return on average equity (ROE) were as follows on an annualized basis:


               Three Months              Nine Months Ended
            Ended September 30,             September 30,
             2003        2002            2003          2002
             ____        ____            ____          ____
ROA           .97%       1.03%           1.02%         1.02%
ROE         11.93%      12.20%          12.20%        12.21%

Management currently expects relatively strong growth in loans and deposits for the remainder of 2003. It is expected that loan growth will be driven largely by strong commercial loan demand and a slowdown in the refinancing and payoff of residential mortgages. Deposit growth is expected to result from the acquisition of new commercial business relationships and the opening of a new office at 38 East Roseville Road in Manheim Township, PA in November 2003. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During the first nine months of 2003, Union National experienced strong commercial loan demand and moderate growth in consumer loans. The growth in consumer loans has been primarily a result of an increase in home equity lines of credit offered at one-half percent below prime. However, residential mortgage balances declined during the first nine months of 2003. The decline in residential mortgages is primarily due to increased refinancing activity. Overall, loan balances have increased by $5,099,000 since the beginning of 2003.

Union National now sells most of its new residential mortgage loans under a program that was implemented in the fourth quarter of 2001. Mortgages generated for sale under this program amounted to $22,920,000 for the nine months ended September 30, 2003, and $8,153,000 for the nine months ended September 30, 2002. In addition, there has been a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $10,436,000 at September 30, 2003, a decline of $7,548,000 from December 31, 2002.

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


For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable equivalent basis. Net interest income for the three months ended September 30, 2003, decreased by $47,000, or 1.5%, from the same period of 2002. For the nine months ended September 30, 2003, net interest income decreased by $97,000, or 1.1%, over the same period of 2002.

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the Federal Home Loan Bank (FHLB). The terms and amounts of the transactions, when combined with the bank's overall balance sheet structure, maintain the bank within its interest rate risk policies. As of September 30, 2003, the bank had long-term advances of $71,874,000 and short-term advances of $1,000,000 outstanding under its available credit of $135,117,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances had a weighted-average interest rate of 3.89% at September 30, 2003, with maturities ranging from January 2004 to February 2011.

Impacting net interest income during the first nine months of 2003 were costs incurred on the early payoff of some of these FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During the three months ended September 30, 2003, total early payoff costs on borrowings amounted to $116,000, and for the nine months ended September 30, 2003, total early payoff costs amounted to $359,000. During the same periods of 2002, Union National incurred penalties of $110,000 for the three-month period and $290,000 for the nine months ended September 30, 2002. During the first nine months of 2003, Union National restructured $7,261,000 in long-term borrowings with the FHLB. These borrowings had a weighted-average rate of 4.38% while total borrowings taken in 2003 had a weighted-average rate of 1.59%. Gains on the sale of investment securities mostly offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. It is currently anticipated that the level of payoffs and early payoff costs during the remainder of 2003 will be less than payoffs and early payoff costs incurred during the same period of 2002. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $216,000 in comparing the three months ended September 30, 2003, to the same period of 2002 and by $286,000 in comparing the nine months ended September 30, 2003, to the same period of 2002. Growth in average earning assets was funded by increased deposits and additional long-term borrowings. Average earning assets increased by 7.0% for the three months ended September 30, 2003, and by 5.3% for the nine months ended September 30, 2003, as compared to the same periods of 2002.

The overall interest rate on the average total earning assets for the three months ended September 30, 2003, was 5.98%, as compared to 6.92% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.39% (2.22% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended September 30, 2003, and 3.07% (2.90% without the impact of payoff costs) for the three months ended September 30, 2002. The net effect of these interest rate changes was to decrease net interest income in the amount of $263,000 for the three months ended September 30, 2003, over the same period of 2002. The net interest margin percentage for the three months ended September 30, 2003, was 3.84% (3.99% without the impact of payoff costs), as compared to 4.18% (4.33% without the impact of payoff costs) for the same period of 2002.

For the nine months ended September 30, 2003, the overall interest rate on the average total earning assets was 6.25%, as compared to 7.09% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.59% (2.41% without the impact of early payoff costs on FHLB borrowings) for the nine months ended September 30, 2003, and 3.26% (3.11% without the impact of payoff costs) for the nine months ended September 30, 2002. The net effect of these interest rate changes was to decrease net interest income in the amount of $383,000 for the nine months ended September 30, 2003, over the same period of 2002. The net interest margin percentage for the nine months ended September 30, 2003, was 3.96% (4.12% without the impact of payoff costs), as compared to 4.22% (4.35% without the impact of payoff costs) for the same period of 2002. See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for the remainder of 2003.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. The following chart details recent rate histroy for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilites:

                                  9/30/03   6/30/03   12/31/02
                                 _________ _________ _________

Fed Funds Target Rate              1.00%      1.00%    1.25%
Prime Rate                         4.00%      4.00%    4.25%
3 Year Treasury Constant
 Maturity*                         2.23%      1.51%    2.23%
10 Year Treasury Constant
  Maturity*                        4.27%      3.33%    4.03%
Conventional Mortgage Rate*        6.15%      5.23%    6.05%

                                   9/30/02   6/30/02   12/31/01
                                 _________ _________ _________

Fed Funds Target Rate              1.75%      1.75%    1.75%
Prime Rate                         4.75%      4.75%    4.75%
3 Year Treasury Constant           2.32%      3.49%    3.62%
 Maturity*
10 Year Treasury Constant          3.87%      4.93%    5.09%
  Maturity*
Conventional Mortgage Rate*        6.09%      6.65%    7.07%


As detailed in the above table, there has been a decline in not only short-term rates, such as the fed funds target rate and the prime rate, but also in longer-term interest rates. In fact, longer-term interest rates have declined more significantly than short-term rates. However, during the third quarter these longer-term rates have started to rise again. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2003, it is currently anticipated that the bank's net interest margin percentage will continue to narrow in comparison to current levels as maturing investments and loans reprice to current rates. However, some loans have now repriced to their interest rate floor and will not be impacted. In addition, Union National will benefit as a portion of maturing certificates of deposit will reprice to lower current interest rates.

Offsetting the narrowing margin, income from growth in earning assets which occurred during 2002 and 2003, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2003. The netting of these two factors, as reflected in the bank's current simulation model and estimates as of September 30, 2003, may result in net interest income for the remainder of 2003 that reflects a nominal decrease from the net interest income earned during the same period of 2002. Expected growth in earning assets during the remainder of 2003 should also increase the bank's net interest margin. This expected growth was not reflected in the bank's model at September 30, 2003. The yield curve during the remainder of 2003, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation model. See discussions on Liquidity and Market Risk - Interest Rate Risk. Union National's net interest income may also be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan losses was $69,000 for the three months ended September 30, 2003, as compared to $43,000 for the three months ended September 30, 2002. Net charge-offs for the three months ended September 30, 2003, were $3,000, as compared to $154,000 for the same period of last year. For the nine months ended September 30, 2003, the provision for loan losses was $115,000, as compared to $128,000 for the same period of 2002. Net charge-offs for the nine months ended September 30, 2003, amounted to $21,000, as compared to $225,000 for the same period of 2002. Future adjustments to the allowance, and consequently, the provision for loan losses, may be necessary if economic conditions or loan credit quality are substantially different from the assumptions used in establishing the current level of the allowance for loan losses.

Other Operating Income

Other operating income increased by $230,000, or 27.4%, for the three months ended September 30, 2003, as compared to the same period of 2002. For the nine months ended September 30, 2003, other operating income increased by $807,000, or 34.5%, as compared to the same period of the prior year. Impacting other operating income in comparing the third quarter of 2003 to the same period of 2002 was an increase in income from the sale of alternative investment products, an increase in investment securities gains and an increase in earnings on bank-owned life insurance, which were partially offset by a decline in income from mortgage banking activities. Impacting other operating income in comparing the first nine months of 2003 to the same period of 2002 was a significant increase in income from mortgage banking activities, an increase in income from the sale of alternative investment products and an increase in earnings on bank-owned life insurance.

Income from mortgage banking activities decreased by $89,000 for the three months ended September 30, 2003, and increased by $509,000 for the nine months ended September 30, 2003, as compared to the same periods of the prior year. The overall level of income from mortgage banking activities during the first nine months of 2003 was impacted by not only the level of mortgage activity, but also by the level of interest rates and changes in interest rates. The decline in income from mortgage banking activities in the third quarter of 2003 can be attributed to reduced gains on the sale of residential mortgages. These gains were reduced as customers locked in rates at historically low levels, but then interest rates rapidly increased and Union National sold loans at significantly smaller gains or small losses. The increase in income from mortgage banking activities during the first nine months of 2003 related to increased mortgage activity and falling interest rates that resulted in increased gains on the sale of mortgages. During the first six months of 2003, Union National's gains on the sale of mortgages were higher as customers locked in interest rates at higher levels and then rates fell by the time the loan was sold. See discussion and table under section on Net Interest Income for further details on changes in interest rates.

Union National has instituted some changes in its mortgage sale process and is now selling a portion of its mortgage loans in advance at a time closer to when customers lock in their rate on their mortgage loan. This will help to mitigate the risk associated with rising interest rates. However, it is currently expected that the increase in interest rates will slow down the general level of mortgage activity. Future changes in interest rates and the corresponding level of refinancing activity may significantly impact the future level of income from mortgage banking activities.

Union National sells the majority of its residential mortgage loans to the FHLB, but servicing is retained by Union National.
As of September 30, 2003, Union National was servicing 343 loans through this program with an outstanding balance of $33.7 million.

The increase in commissions from alternative investment products is a result of increased commissions on the sale of annuities, mutual funds and brokerage services. Union National has expanded the sale of alternative investment products and now has a licensed representative to sell these products in each of our retail offices. In addition, during the third quarter of 2003, Union National was able to receive a commission related to the purchase of bank-owned life insurance through its relationship with its licensed broker-dealer. Income from the sale of alternative investment products increased by $199,000, or 234.1%, for the three months ended September 30, 2003, and increased by $215,000, or 70.7%, for the nine months ended September 30, 2003, as compared to the same periods of 2002.

Gains on the sale of investment securities in the first nine months of 2003 were a result of some restructuring in the investment security portfolio. Securities gains amounted to $203,000 for the three months ended September 30, 2003, as compared to $138,000 for the same period of 2002. For the nine months ended September 30, 2003, securities gains amounted to $286,000, as compared to $258,000 for the same period of 2002. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. As indicated earlier, these gains, along with the increased gains on the sale of residential mortgage loans, helped offset the costs of the early payoff of FHLB borrowings. The restructuring of the FHLB borrowings will benefit future periods.

The increase in earnings on bank-owned life insurance (BOLI) is a result of an additional $4 million investment in BOLI effected during the third quarter of 2003. The earnings on BOLI will be utilized to help fund the cost of various employee benefits.

Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was as follows:


                        Three Months Ended     Nine Months Ended
                         __________________     ________________

September 30, 2003            23.4%                  25.4%
September 30, 2002            19.7%                  19.5%


To generate additional noninterest income, Union National recently formed StoneBridge Settlement Services, LLC to provide title insurance and settlement services for our customers. This will enhance Union National's mortgage banking services.
StoneBridge began operations during the third quarter of 2003.

Other Operating Expenses

The aggregate of noninterest expenses for the three months ended September 30, 2003, increased by $192,000, or 7.2%, over the same period of 2002. For the nine months ended September 30, 2003, noninterest expenses increased by $511,000, or 6.5%, over the same period of the prior year. These noninterest expense increases are discussed below as they pertain to the various expense categories.

Employee salaries and wages increased by $96,000, or 8.2%, for the three months ended September 30, 2003, as compared to the same period of last year. For the nine months ended September 30, 2003, salaries and wages increased by $299,000, or 8.7%, over the same period of 2002. These increases were essentially due to staff additions, annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Staff additions include an experienced business development officer who will lead our business banking group, business and credit specialists and other support staff and sales positions. Additional staff was also added during the third quarter in preparation for the opening of our new office at Roseville Road in Manheim Township, PA.

The cost of retirement plans and other employee benefits for the three months ended September 30, 2003, increased by $56,000, or 22.6%, as compared to the same period of 2002. For the nine months ended September 30, 2003, employee benefit costs increased by $84,000, or 10.3%, over the same period of last year. These increases were primarily a result of increased 401(k) profit sharing plan expense and payroll tax expense, both of which were due to increased salary levels and an increase in health insurance costs.

Other changes in operating expenses as compared to the same periods of 2002 include the following:

  (In thousands)                Change for the Periods
                               Ending September 30, 2003
                         _______________________________________
                              Three Months           Nine Months
                            ________________      _______________
Data Processing Services      $   33                      82
Advertising and Marketing        (18)                    (28)
Appraisal Fees                     8                      39
Donations                          5                      25
Postage                          (17)                    (28)
Amortization of Mortgage
  Servicing Assets and Credit
  Enhancement Fees Receivable     15                      34
Other Losses                       -                     (24)


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

Income Taxes

Union National's income tax expense decreased by $20,000 for the three months ended September 30, 2003, as compared to the same period of last year. For the nine months ended September 30, 2003, income tax expense increased by $22,000, as compared to the same period of 2002. Union National's effective tax rates were as follows:

                         Three Months Ended     Nine Months Ended
                         __________________     _________________
September 30, 2003               16.8%               18.6%
September 30, 2002               18.7%               18.7%


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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $2,407,000 to comply with their respective repayment terms. This compares to the amount of $1,689,000 at December 31, 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2003.

At September 30, 2003, total nonperforming loans amounted to $1,358,000, or 0.7% of total net loans, as compared to a level of $1,674,000, or 0.8%, at December 31, 2002. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of 0.9%.

Schedule of Nonperforming Assets:


                                September 30,       December 31,
(In thousands)                      2003                2002
                                _____________       ____________
Nonaccruing Loans               $     1,345      $     1,310
Accrual Loans - 90 days
   or more past due                      13              364
Restructured Accrual Loans                -                -
                                ___________       ___________
   Total Nonperforming Loans          1,358            1,674
Foreclosed Real Estate                  104              307
                                ___________       ___________
   Total Nonperforming Assets   $     1,462       $     1,981
                                ===========       ===========

Nonperforming Loans
   as a % of Net Loans                  0.7%             0.8%
                                ===========       ===========
Allowance for Loan Losses
   as a % of Nonperforming Loans        140%             108%
                                ===========       ===========

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of September 30, 2003, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $954,000 and had unrealized losses of $56,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of September 30, 2003, Union National held corporate debt securities with a total fair value of $22,777,000 and net unrealized gains on these securities amounted to $216,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $1,906,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2003 to be below the level of net loan charge-offs for the same period of 2002.

Analysis of Allowance for Loan Losses:



                        Three Months Ended   Nine Months Ended
                         September 30,         September 30,
(In thousands)           2003        2002      2003       2002
                       ________    ________  ________   ________
Average Total Loans Outstanding
 (Less Unearned Income)$200,847    $202,320  $197,981   $202,684
                       ========    ========  ========   ========
Allowance for Loan Losses,
 Beginning of Period   $  1,840    $  1,907  $  1,812   $  1,893
Loans Charged-Off
 During Period                5         189        40        319
Recoveries of Loans Previously
 Charged-Off                  2          35        19         94
                       ________    ________  ________   ________
 Net Loans Charged-Off        3         154        21        225
Addition to Provision for Loan Losses
 Charged to Operations       69          43       115        128
                       ________    ________  ________   ________
Allowance for Loan Losses,


 End of Period         $  1,906     $ 1,796  $  1,906    $ 1,796
                       ========    ========  ========    ========

Ratio of Net Loans Charged-Off to Average
 Loans Outstanding
 (Annualized)               .01%        .30%      .01%       .15%
                       ========    ========  ========   ========

Ratio of Allowance for Loan Losses to
 Net Loans at End of Period                      0.93%      0.89%
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

Membership in the FHLB provides the bank with liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of September 30, 2003, the bank had long-term advances of $71,874,000 and short-term advances of $1,000,000 outstanding under its available credit of $135,117,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Over the next twelve months, advances of $7,000,000 are due and advances of $25,000,000 are convertible. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

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

On January 9, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.0% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 2003, approximately 27,000 shares have been repurchased under this plan and in October 2003 Union National purchased an additional 52,000 shares.

Union National also recently opened a new retail office location at 38 East Roseville Road in Manheim Township, PA. This location opened for business on November 10, 2003. In addition, Union National continues to evaluate further opportunities for retail office expansion in new markets. The opening of new offices will require significant expenditures for building improvements and fixed asset purchases.

Union National and the bank have risk-based capital ratios that exceed the regulatory requirements. The risk-based capital guidelines require banks to maintain a minimum risk-based capital ratio of 8.0% at September 30, 2003, as compared to the bank's current risk-based capital ratio of 10.58%. The total risk-based capital ratio is computed by dividing stockholders' equity (as adjusted) plus the allowance for loan losses by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments. Banking regulations also require the bank to maintain certain minimum capital levels in relation to bank assets. Failure to meet minimum capital requirements could result in prompt regulatory action. As of September 30, 2003, the bank was categorized as well-capitalized. Management is not aware of any conditions or events that would adversely affect the bank's capital. The bank maintains the following leverage and risk-based capital ratios:



(In thousands)                      September 30,    December 31,
                                        2003             2002
                                     ___________      ___________
Tier I - Total Stockholders' Equity    $ 25,352        $ 24,621
         (as adjusted)
Tier II - Allowance for Loan Losses       1,906           1,812
                                     ___________      ___________
   Total Qualifying Capital            $ 27,258        $ 26,433
                                     ===========      ===========

Risk-adjusted On-balance-sheet Assets  $229,670        $207,458
Risk-adjusted Off-balance-sheet Exposure 27,958          18,108
                                     ___________      ___________
   Total Risk-adjusted Assets          $257,628        $225,566
                                     ===========      ===========
Leverage Ratio:
 Tier I Capital to Average Total Assets    7.60%           7.88%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions             5.00            5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual             9.84%          10.91%
 Minimum Required                          4.00            4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions             6.00            6.00

 Total Capital Ratio - Actual             10.58%          11.72%
 Minimum Required                          8.00            8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions            10.00           10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $ 6,648        $  8,388
                                     ===========      ===========


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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at September 30, 2003, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

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

              Item 4 - CONTROLS AND PROCEDURES

Controls and Procedures
_______________________

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2003, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

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

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
         Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits

         Exhibit No. 31.1- Certification of Principal Executive
         Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-
         14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit No. 31.2 - Certification of Principal Financial
         Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-
         14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit No. 32 - Certification of Principal Executive
         Officer and Principal Financial Officer Pursuant to 18
         U.S.C. Section 1350 as Added by Section 906 of the
         Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Union National filed a report on form 8-K via EDGAR dated July 16, 2003. The report was filed pursuant to
         Item 12, Results of Operations and Financial Condition, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported second quarter earnings for 2003 and announced the third quarter cash dividend for 2003.

         Union National filed a report on form 8-K via EDGAR dated September 12, 2003. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and announced the addition of James
         R. Godfrey, President of HealthGuard of Lancaster, to the Board of Directors.

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

I, Mark D. Gainer, President/CEO, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Union
      National Financial Corporation;

   2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Union National as of, and for, the periods presented in this quarterly report;

   4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Union National and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Union National, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of Union National's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September
          30, 2003, based upon such evaluation; and

      (c) Disclosed in this report any change in Union National's internal control over financial reporting that occurred during Union National's quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, Union National's internal control over financial reporting; and

   5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Union National's auditors and the audit committee of Union National's board of directors (or persons performing the equivalent functions):

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

                            Date: November 14, 2003

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

I, Clement M. Hoober, Treasurer/CFO, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Union
      National Financial Corporation;

   2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Union National as of, and for, the periods presented in this quarterly report;

   4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Union National and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Union National, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of Union National's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September
          30, 2003, based upon such evaluation; and

      (c) Disclosed in this report any change in Union National's internal control over financial reporting that occurred during Union National's quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, Union National's internal control over financial reporting; and

   5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Union National's auditors and the audit committee of Union National's board of directors (or persons performing the equivalent functions):

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

                            Date: November 14, 2003

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                               By  /s/ Mark D. Gainer
                                   _________________________

                                   President/CEO

                                Date: November 14, 2003


                               By  /s/ Clement M. Hoober
                                  _________________________

                                   Treasurer/CFO

                                Date: November 14, 2003

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

                       Date: November 14, 2003

                       By  /s/ Clement M. Hoober
                           _______________________
                           Clement M. Hoober
                           Treasurer/Chief Financial Officer
                           (Principal Financial and
                            Accounting Officer)

                       Date: November 14, 2003