Form 10-K
period 2003-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2004-03-30
CIK 874482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549


                          FORM 10-K

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

                              OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to_____________to_____________

  Commission file number 0-19214
                        ________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ___     ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).  Yes __
No X
  ___

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $46,438,227 as of June 30, 2003. As of March 22, 2004, the
Registrant had approximately 2,412,261 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2003
Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial
Corporation's Proxy Statement for its 2004 Annual Meeting is incorporated by reference in response to Parts III and IV, hereof.

              UNION NATIONAL FINANCIAL CORPORATION
                           FORM 10-K
                             INDEX

PART I                                               PAGE NO.
     Item 1 - Business..................................... 1

     Item 2 - Properties....................................8

     Item 3 - Legal Proceedings............................10

     Item 4 - Submission of Matters to a Vote of Security
              Holders......................................10

PART II
     Item 5 - Market for Registrant's Common Equity, Related
              Shareholder Matters and Issuer Purchases of
              Equity Securities............................11

     Item 6 - Selected Financial Data......................11

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operation.12

     Item 7A- Quantitative and Qualitative Disclosure About
              Market Risk..................................12

     Item 8 - Financial Statements and Supplementary Data..12

     Item 9 - Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure.......12

     Item 9A- Controls and Procedures......................12

PART III
     Item 10- Directors and Executive Officers of the
              Registrant...................................13

     Item 11- Executive Compensation.......................13

     Item 12- Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters..........................13

     Item 13- Certain Relationships and Related
              Transactions.................................13

     Item 14- Principal Accountant Fees and Services.......14

PART IV
     Item 15- Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K..........................14

     Signatures............................................17

     Exhibit Index.........................................19

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

                CRITICAL ACCOUNTING POLICIES:

     Disclosure of the corporation's significant accounting policies is included in Note 1 to the consolidated financial statements on pages 8 through 11 and in Management's Discussion and Analysis on page 22 of the Annual Report to Stockholders (Exhibit 13). The corporation's accounting policies have been approved by the Audit Committee.

ITEM 1.      BUSINESS.
_______      _________

     Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has two wholly-owned subsidiaries, Union National Community Bank and Union National Capital Trust I, formed on December 19, 2003. The bank's wholly owned subsidiaries include the Union National Insurance Agency, Inc. formed on May 21, 2001 and StoneBridge Settlement Services, LLC formed on June 17, 2003.

     Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association, a member of the Federal Reserve System and is regulated by the Office of the Comptroller of the Currency. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex, a commercial banking office opened in March 2004 and six branch locations within Lancaster County, Pennsylvania. It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department, the Wealth Management Group located at its main office. Through a third party provider affiliation, Union National Community Bank offers certain non-depository products to its customers to include annuities and brokerage services.

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

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation - Union National Financial Corporation" and "Supervision and Regulation - Union National Community Bank" below and page 36 of the 2003 Annual Report to Stockholders.

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

     Legislation and Regulatory Changes.  From time to time,
     __________________________________
Congress or the Pennsylvania legislature enacts legislation which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.
Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on Union National Financial Corporation and its subsidiary. The following paragraphs discuss legislative or regulatory changes of potential significance to Union National Financial Corporation which Congress has recently enacted and others which Congress or various regulatory or professional agencies currently are discussing.

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See pages 15, 16, 34, and 35 of Union National Financial Corporation's 2003 Annual Report to Stockholders for information concerning the corporation's and the bank's capital ratios, which are included in Exhibit 13 and incorporated here by reference.

     Pending Legislation.  Management cannot anticipate what
     ____________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also page 36 of Union National Financial Corporation's 2003 Annual Report to Stockholders, which is included in Exhibit 13 and incorporated here by reference.

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

     Environmental Laws.  Neither Union National Financial
     ___________________
Corporation nor Union National Community Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Union National Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Union National Community Bank. Union National Financial Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Union National Community Bank.

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

Supervision and Regulation - Union National Community Bank
__________________________________________________________

     The operations of Union National Community Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC.

     The primary supervisory authority of Union National Community Bank is the Office of the Comptroller of the Currency, which regulates and examines Union National Community Bank. The Comptroller of the Currency has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

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

     Statistical Data.  The information required by this Item is
     _________________
incorporated by reference from pages 21 through 36 of Union
National Financial Corporation's 2003 Annual Report to
Stockholders.

     Employees.  As of March 22, 2004, Union National Community
     __________
Bank had 128 full-time employees and 19 part-time employees.
None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel. The corporation's website address is www.uncb.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting Clement M. Hoober, Executive VP, Chief Financial Officer at 101 E. Main Street, Mount Joy, PA 17552. (The information found on the corporation's website does not constitute a part of this or any other report.)

ITEM 2.      PROPERTIES.
_______      ___________

     Union National Community Bank owns its main office, six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for two branch offices and commercial banking office located in Manheim and Manheim Township, Pennsylvania.

       PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK
Office and Address       Description of Property  Date Acquired
__________________       _______________________  _______________

Main Office              Main Bank Office         1911
101 East Main Street     Cut limestone and brick.
Mount Joy, PA  17552     1995 addition is concrete
                         over steel construction.
                         Containing approximately
                         22,251 sq. ft. of space.

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

Elizabethtown Branch     Branch Bank              January, 1988
Office                   Brick veneer, shingled roof
1275 South Market Street with wood trusses.
Elizabethtown, PA  17022 Containing approximately
                         6,808 sq. ft. of space.

Elizabethtown MotorBank  Drive-up Bank            September, 2001
Office                   Brick on Frame
                         Containing approximately
                         574 sq. ft. of space.

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
                         2,257 sq. ft. of space.


                  PROPERTY LEASED BY THE BANK
Office and Address       Description of Property  Date Leased
__________________       _______________________  _______________

Manheim Branch Office    Concrete block building  January, 1995
701 Lancaster Road       containing 4,266 sq. ft.
Manheim, PA 17545        of space of which approximately
                         2,600 sq. ft. of space is
                         currently used for banking
                         purposes.

Manheim Township Branch  Branch Bank              April 22, 2003
Office                   One story brick and metal siding
38 E. Roseville          building containing approximately
Lancaster, PA 17601      2,000 sq ft of office space.

Commercial Banking       Suite 250 (a portion of  March, 2004
Office                   a three story concrete and
Suite 250                masonry office complex)
205 Granite Run Drive    approximately 3,000 sq ft of
Lancaster, PA 17601      office space.

Credit Services Office   Third floor of three     August, 1998
32 Mount Joy Street      story brick building
Mount Joy, PA 17552      containing 3,000 sq ft of
                         office space.

     In management's opinion, the above properties are in good condition and are adequate for Union National Financial
Corporation's and Union National Community Bank's purposes.

ITEM 3.      LEGAL PROCEEDINGS.
_______      __________________

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_______      ____________________________________________________

None. There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                              PART II
                              _______

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             ______________________________________________
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             __________________________________________________
             SECURITIES.
             ___________

     Market and dividend information required by this Item is incorporated here by reference from the inside front cover of Union National Financial Corporation's 2003 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2003 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

     Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank have paid regular cash dividends on their common stock for more than thirty-eight years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

     Information related to Securities authorized for Issuance under Equity Compensation Plans is incorporated by reference to page 9 of the Union National Financial Corporation 2004 Proxy
Statement.

     Additional information required by this item regarding dividend restrictions is incorporated here by reference from Note
13 on page 15 and pages 34 and 35 of Union National Financial
Corporation's 2003 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 22, 2004, there were approximately 860 holders of record of Union National Financial Corporation's common stock.

ITEM 6.      SELECTED FINANCIAL DATA.
_______      ________________________

     The information required by this Item is incorporated here by reference from page 21 of Union National Financial
Corporation's 2003 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
_______      _________________________________________________
             CONDITION AND RESULTS OF OPERATIONS.
             ____________________________________

     The information required by this Item is incorporated by reference from pages 22 through 36 of Union National Financial Corporation's 2003 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
________     ____________________________________________________
             RISK.
             _____

     The information required by this Item is incorporated here by reference from pages 32 to 34 of Union National Financial Corporation's 2003 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_______      ____________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 20 of Union National Financial Corporation's 2003 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
_______      ________________________________________________
             ACCOUNTING AND FINANCIAL DISCLOSURE.
             ____________________________________

     NONE.

ITEM 9A.     CONTROLS AND PROCEDURES
________     _______________________

   (a)     Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange
     Act) was evaluated as of a date within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the corporation's disclosure controls and procedures were effective in alerting them to the material information relating to the corporation (or the corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

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

                          PART III
                          ________

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
________     _______________________________________________

     The information required by this Item is incorporated here by reference from pages 4 through 7 of Union National Financial Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders. As of July, 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics. The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics. Union National Financial Corporation has filed a copy of the code of ethics with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION.
________     _______________________

     The information required by this Item is incorporated here by reference from pages 7 through 9 of Union National Financial
Corporation's Proxy Statement for its 2004 Annual Meeting of
Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
________     ___________________________________________________
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
             ___________________________________________

     The information required by this Item is incorporated here by reference from pages 6, 7, and 18 Union National Financial Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders. The information related to Equity Compensation Plans as required is incorporated here by reference to the Equity Compensation Plan Information table on pages 9 and 10 of Union National Financial Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
________     _______________________________________________

     The information required by this Item is incorporated here by reference from page 13 of Union National Financial
Corporation's Proxy Statement for its 2004 Annual Meeting of
Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
________     _______________________________________

     The information required by this Item is incorporated here by reference from pages 14 through 15 of Union National Financial
Corporation's Proxy Statement for its 2004 Annual Meeting of
Shareholders.

                            PART IV
                            _______

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
________     ____________________________________________________
             ON FORM 8-K
             ___________

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

                  10.1  Executive Employment Agreement dated as
                        of January 1, 2004, between Mark D.
                        Gainer, Union National Financial
                        Corporation and Union National Community
                        Bank.

                  10.2 Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Union National Financial Corporation's
                        Registration Statement No. 333-27837 on
                        Form S-8, filed with the Commission on
                        May 27, 1997.)

                  10.3 Union National Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 to Union National Financial Corporation's
                        Registration Statement No. 333-27837 on
                        Form S-8, filed with the Commission on
                        May 27, 1997 and to incorporate by
                        reference Amendment 1 to Union National
                        Financial Corporation Regulation
                        Statement No. 333-107326 on Form S-8
                        filed with the commission on July 25,
                        2003.)

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

                  10.7  Executive Incentive Retirement Agreement,
                        CFO, dated January 1, 2004 between
                        Clement M. Hoober and Union National
                        Community Bank.

                  10.8  Group Term Replacement Plan for Certain
                        Officers, CFO, dated January 1, 2004
                        between Clement M. Hoober and Union
                        National Community Bank

                  10.9  Executive Incentive Retirement Agreement,
                        COO, dated January 1, 2004 between
                        Michael A. Frey and Union National
                        Community Bank.

                  10.10 Group Term Replacement Plan for Certain
                        Officers, COO, dated January 1, 2004
                        between Michael A. Frey and Union
                        National Community Bank.

                  10.11 Executive Salary Continuation Agreement,
                        CEO, dated December 31, 2003 between Mark
                        D. Gainer and Union National Community
                        Bank.

                  10.12 Group Term Replacement Plan for Certain
                        Officers, CEO, dated January 1, 2004
                        between Mark D. Gainer and Union National
                        Community Bank.

                  10.13 Union National Financial Corporation,
                        1999 Independent Directors Stock Option
                        Plan.  (Incorporated by Reference to
                        Exhibit 4.3 to Union National Financial
                        Corporation's Registration Statement
                        No. 333-80739 on Form S-8, filed with the Commission on June 15, 1999.)

                  13    Excerpts from Union National Financial
                        Corporation's 2003 Annual Report to
                        Stockholders.

                  14    Union National Financial Corporation
                        Directors and Senior Management Code of
                        Ethics

                  21    Subsidiaries of the Union National
                        Financial Corporation

                  23.1  Consent of Beard Miller Company LLP,
                        Independent Auditors.

                  31.1  Rule 13a-14(a)/15d-14(a) Certification of
                        CEO

                  31.2  Rule 13a-14(a)/15d-14(a) Certification of
                        CFO

                  32    Section 1350 Certification of CEO and CFO

     (b) Union National filed a report on Form 8-K via EDGAR dated October 10, 2003. The report was filed pursuant to Item 5, Other Events, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported third quarter earnings and announced the fourth quarter cash dividend for 2003.

             On December 19, 2003, Union National Financial Corporation filed a report on Form 8-K under Item 5 to report the issuance of a press release announcing a stock repurchase program and completion of a trust preferred securities offering.

     (c) The exhibits required to be filed by this Item are listed under Item 15(a)3, above.

     (d)     NOT APPLICABLE.

                            SIGNATURES
                            __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             UNION NATIONAL FINANCIAL CORPORATION
                             ____________________________________
                                         (Registrant)
                             By /s/ Mark D. Gainer
                                _______________________________
                                Mark D. Gainer
                                President and Chief Executive
                                Officer
                                Date:March 18, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.
                                                       DATE
                                                       ____
By /s/ Mark D. Gainer                              March 18, 2004
______________________________
Mark D. Gainer
President, Chief Executive Officer
and Director (principal executive officer)

By /s/ Donald H. Wolgemuth                         March 18, 2004
______________________________
Donald H. Wolgemuth
Chairman of the Board of Directors
and Director

By /s/ William E. Eby                              March 18, 2004
______________________________
William E. Eby, Director

By /s/ Clement M. Hoober                           March 18, 2004
______________________________
Clement M. Hoober, CPA,
Chief Financial Officer (principal
financial officer and principal
accounting officer)

By /s/ Carl R. Hallgren                            March 18, 2004
______________________________
Carl R. Hallgren, Director

By /s/ Darwin A. Nissley                           March 18, 2004
______________________________
Darwin A. Nissley, Director

By /s/ Daniel H. Raffensperger                     March 18, 2004
______________________________
Daniel H. Raffensperger, Director

By /s/ Benjamin W. Piersol, Jr.                    March 18, 2004
______________________________
Benjamin W. Piersol, Jr., Director

By /s/ Lloyd C. Pickell                            March 18, 2004
______________________________
Lloyd C. Pickell, Director


By /s/ Nancy Shaub Colarik                         March 18, 2004
______________________________
Nancy Shaub Colarik, Director

By /s/ William M. Nies                             March 18, 2004
______________________________
William M. Nies, Director

By /s/ James R. Godfrey                            March 18, 2004
______________________________
James R. Godfrey, Director

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

     10.1    Executive Employment Agreement dated as of January
             1, 2004, between Mark D. Gainer, Union National
             Financial Corporation and Union National Community
             Bank.

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

     10.7 Executive Incentive Retirement Agreement, CFO, dated January 1, 2004 between Clement M. Hoober and
             Union National Community Bank.

     10.8    Group Term Replacement Plan for Certain Officers,
             CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank.

     10.9 Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael A. Frey and
             Union National Community Bank.

     10.10   Group Term Replacement Plan for Certain Officers,
             COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank.

     10.11   Executive Salary Continuation Agreement, CEO, dated
             December 31, 2003 between Mark D. Gainer and Union
             National Community Bank.

     10.12   Group Term Replacement Plan for Certain Officers,
             CEO, dated January 1, 2004 between Mark D. Gainer and Union National Community Bank.

     10.13   Union National Financial Corporation, 1999
             Independent Directors Stock Option Plan.
             (Incorporated by Reference to Exhibit 4.3 to Union
             National Financial Corporation's Registration
             Statement No. 333-80739 on Form S-8, filed with the
             Commission on June 15, 1999.)

     13      Excerpts from Union National Financial Corporation's
             2003 Annual Report to Shareholders.

     14      Union National Financial Corporation Directors and
             Senior Management Code of Ethics.

     21      Subsidiaries of Union National Financial
             Corporation.

     23.1    Consent of Beard Miller Company LLP, Independent
             Auditors.

     31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO

     31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

     32      Section 1350 Certification of CEO and CFO

                          EXHIBIT 10.1
                          ____________

                      Employment Ageement,
         dated January 1, 2004 between Mark D. Gainer,
             Union National Financial Corporation
               and Union National Community Bank.

                      EMPLOYMENT AGREEMENT
                      ____________________

     THIS AGREEMENT is made as of the first day of January, 2004, between UNION NATIONAL FINANCIAL CORPORATION ("Corporation"), a Pennsylvania business corporation having a place of business at 101 E. Main Street, Mount Joy, Pennsylvania 17552-0567, UNION NATIONAL COMMUNITY BANK ("Bank") a national banking association having a place of business at 101 E. Main Street, Mount Joy, Pennsylvania 17552-0567, and MARK D. GAINER ("Executive"), an individual residing at 329 Kelly Avenue, Mount Joy, Pennsylvania 17552.

                           WITNESSETH:
                           ___________

     WHEREAS, the Corporation is a registered bank holding company;

     WHEREAS, the Bank is a subsidiary of the Corporation;

     WHEREAS, Corporation and Bank desire to employ Executive to serve in the capacity of President and Chief Executive Officer of each of Corporation and Bank under the terms and conditions set forth herein;

     WHEREAS, Executive desires to accept employment with Corporation and Bank on the terms and conditions set forth herein.

                           AGREEMENT:
                           __________

     NOW, THEREFORE, the parties hereto, intending to be legally bound, agree as follows:

1.   Employment.   Corporation and Bank hereby employ Executive
     __________
     and Executive hereby accepts employment with Corporation and Bank, under the terms and conditions set forth in this Agreement.

     Duties of Employee.  Executive shall perform and discharge
     __________________
     well and faithfully such duties as an executive officer of Corporation and Bank as may be assigned to Executive from time to time by the Board of Directors of Corporation and Bank. Executive shall be employed as President and Chief Executive Officer of Corporation and Bank, and shall hold such other titles as may be given to him from time to time by the Board of Directors of Corporation and Bank.
     Executive shall devote his full time, attention and energies to the business of Corporation and Bank during the Employment Period (as defined in Section 3 of this Agreement); provided, however, that this Section 2 shall not be construed as preventing Executive from (a) engaging in activities incident or necessary to personal investments so long as such investment does not exceed 5% of the outstanding shares of any publicly held company, (b) acting as a member of the Board of Directors of any other corporation or as a member of the Board of Trustees of any other organization, with the prior approval of the Board of Directors of Corporation and Bank, or (c) being involved in any other activity with the prior approval of the Board of Directors of Corporation and Bank. The Executive shall not engage in any business or commercial activities, duties or pursuits which compete with the business or commercial activities of Corporation or Bank, nor may the Executive serve as a director or officer or in any other capacity in a company which competes with Corporation or Bank.

3.   Term of Agreement.
     _________________

     (a) This Agreement shall be for a five (5) year period (the "Employment Period") beginning on the date first written above, and if not previously terminated pursuant to the terms of this Agreement, the Employment Period shall end five (5) years later (the "Initial Term"). The Employment Period shall be extended automatically for one additional year on the first annual anniversary date of the commencement of the Initial Term (the date first above written), and then on each annual anniversary date of this Agreement thereafter, unless any of Corporation, Bank or Executive gives contrary written notice to the other(s) not less than 180 days before any such anniversary date so that upon the anniversary date if notice had not been previously given as provided in this Section 3(a), the Employment Period shall be and continue for a five-year period thereafter.
           References in the Agreement to "Employment Period" shall refer to the Initial Term of this Agreement and any extensions to the initial term of this Agreement.

     (b) Notwithstanding the provisions of Section 3(a) of this Agreement, this Agreement shall terminate automatically for Cause (as defined herein) upon written notice from the Board of Directors of each of Corporation and Bank to Executive. As used in this Agreement, "Cause" shall mean any of the following:

           (i) Executive's conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of forty five (45) consecutive days or more;

           (ii) Executive's failure to follow the good faith lawful instructions of the Board of Directors of Corporation or Bank with respect to its operations, after written notice from Corporation or Bank and a failure to cure such violation within twenty (20) days of said written notice;

           (iii) Executive's willful failure to substantially perform Executive's duties to Corporation or Bank, other than a failure resulting from Executive's incapacity because of physical or mental illness, as provided in subsection (d) of this Section 3, after written notice from Corporation or Bank and a failure to cure such violation within twenty (20) days of said written notice;

           (iv) Executive's intentional violation of the provisions of this Agreement, after written notice from Corporation or Bank and a failure to cure such violation within twenty (20) days of said written notice;

           (v) dishonesty of the Executive in the performance of his duties;

           (vi) Executive's removal or prohibition from being an institutional-affiliated party by a final order of an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act or by the Office of the Comptroller of the Currency pursuant to national law;

           (vii) conduct by the Executive as determined by an affirmative vote of seventy-five percent (75%) of the disinterested members of the Board of Directors which brings public discredit to Corporation or Bank which results or may be reasonably expected to result in material financial or other harm to the Corporation or Bank;

           (viii)Executive's breach of fiduciary duty involving personal profit; or

           (ix) unlawful harassment by the Executive against employees, customers, business associates, contractors, or vendors of Corporation or Bank which results or may be reasonably expected to result in material liability to Corporation or Bank, as determined by an affirmative vote of three-fourths (3/4) of the disinterested independent members of the Board of Directors of Corporation or Bank, following an investigation of the claims by a third party unrelated to the Bank chosen by the Executive and Corporation.
                 If the Executive and Corporation do not agree on said third party, then as chosen by an affirmative vote of three-fourths (3/4) of the disinterested independent members of the Board of Directors of the Corporation.

           (x) Before taking any vote under subparagraphs (vii) and (ix) above, Executive shall be entitled to appear before the Board and present Executive's position as to any issues about which Executive has been notified by the Board in writing. Such appearance shall be within a reasonable period of time following written notice to Executive of the issues but in no event longer than thirty days after the date of said written notice.

           If this Agreement is terminated for Cause, all of Executive's rights under this Agreement shall cease as of the effective date of such termination.

     (c) Notwithstanding the provisions of Section 3(a) of this Agreement, this Agreement shall terminate automatically upon Executive's voluntary termination of employment (other than in accordance with Section 5 of this Agreement) for Good Reason. The term "Good Reason" shall mean (i) the assignment of duties and responsibilities inconsistent with Executive's status as President and Chief

           Executive Officer of Corporation and Bank, (ii) a reassignment which requires Executive to move his principal residence or his office more than fifty (50) miles from the Corporation's and Bank's principal executive office immediately prior to this Agreement,
           (iii) any removal of the Executive from office or any adverse change in the terms and conditions of the Executive's employment, except for any termination of the Executive's employment under the provisions of
           Section 3(b) hereof, (iv) any reduction in the Executive's Annual Base Salary as in effect on the date hereof or as the same may be increased from time to time, except such reductions that are the result of a national financial depression or national or bank emergency when such reduction has been implemented by the Board of Directors for the Corporation and Bank's senior management, or (v) any failure of Corporation and Bank to provide the Executive with benefits at least as favorable as those enjoyed by the Executive during the Employment Period under any of the pension, life insurance, medical, health and accident, disability or other employee plans of Corporation and Bank, or the taking of any action that would materially reduce any of such benefits unless such reduction is part of a reduction applicable to all employees. If such termination occurs for Good Reason, then Corporation or Bank shall pay Executive an amount equal to the greater of the remaining balance of the Agreed Compensation otherwise due to the Executive for the remainder of the then existing Employment Period or 2.99 times the Executive's Agreed Compensation as defined in subsection (f) of this
           Section 3, which amount shall be payable in thirty-six
           (36) equal monthly installments and shall be subject to federal, state and local tax withholdings. In addition, for a period of three (3) years from the date of termination of employment, or until Executive secures substantially similar benefits through other employment, whichever shall first occur, Executive shall receive a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to Executive during the two (2) years prior to his termination of employment, or, if Corporation and Bank cannot provide such benefits because Executive is no longer an employee, a dollar amount equal to the cost to Executive of obtaining such benefits (or substantially similar benefits). If permitted under the terms of the plan, Executive shall receive the additional retirement benefits to which he would have been entitled had his employment continued through the then remaining term of the Agreement. However, in the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, one-half (1/2) of the excise tax shall be paid by the Executive and one-half (1/2) of the excise tax shall be paid by Corporation or Bank. Notwithstanding the foregoing or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the Corporation shall be required only to pay to Executive the amount determined to be deductible under Section 280G.

           At the option of the Executive, exercisable by the Executive within ninety (90) days after the occurrence of the event constituting "Good Reason," the Executive may resign from employment under this Agreement by a notice in writing (the "Notice of Termination") delivered to Corporation and Bank and the provisions of this Section 3(c) hereof shall thereupon apply.

     (d) Notwithstanding the provisions of Section 3(a) of this Agreement, this Agreement shall terminate automatically upon Executive's Disability and Executive's rights under this Agreement shall cease as of the date of such termination; provided, however, that Executive shall nevertheless be entitled to receive an amount equal to and no greater than 70% of the Executive's Agreed Compensation as defined in subsection (f) of this Section 3, less amounts payable under any disability plan of Corporation and Bank, until the earliest of (i) Executive's return to employment, (ii) his attainment of age 65, (iii) his death, or (iv) the end of the then existing Employment Period. In addition, Executive shall receive for such period a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to Executive during the two (2) years prior to his disability, or, if Corporation and Bank cannot provide such benefits because Executive is no longer an employee, a dollar amount equal to the cost to Executive of obtaining such benefits (or substantially similar benefits). For purposes of this Agreement, the Executive shall have a Disability if, as a result of physical or mental injury or impairment, Executive is unable to perform all of the essential job functions of his position on a full time basis, taking into account any reasonable accommodation required by law, and without posing a direct threat to himself and others, for a period of one hundred eighty (180) days or more. The Executive shall have no duty to mitigate any payment provided for in this Section 3(d) by seeking other employment.

     (e) Executive agrees that in the event his employment under this Agreement is terminated, Executive shall resign as a director of Corporation and Bank, or any affiliate or subsidiary thereof, if he is then serving as a director of any of such entities.

     (f)   The term "Agreed Compensation" shall equal the sum of
           (A) the Executive's highest Annual Base Salary under the Agreement, and (B) the average of the Executive's annual bonuses with respect to the three (3) calendar years immediately preceding the Executive's termination.

4.   Employment Period Compensation.
     _______________________________

     (a)   Annual Base Salary.  For services performed by
           ___________________
           Executive under this Agreement, Corporation or Bank shall pay Executive an Annual Base Salary during the Employment Period at the rate of $ 200,000 per year,
                                            _________
           minus applicable withholdings and deductions, payable at the same times as salaries are payable to other executive employees of Corporation or Bank. Corporation or Bank may, from time to time, increase Executive's Annual Base Salary, and any and all such increases shall be deemed to constitute amendments to this Section 4(a) to reflect the increased amounts, effective as of the date established for such increases by the Board of Directors of Corporation or Bank or any committee of such Board in the resolutions authorizing such increases.

     (b)   Bonus.  For services performed by Executive under this
           ______
           Agreement, Corporation or Bank may, from time to time, pay a bonus or bonuses to Executive as Corporation or Bank, in its sole discretion, deems appropriate. The payment of any such bonuses shall not reduce or otherwise affect any other obligation of Corporation or Bank to Executive provided for in this Agreement.

     (c)   Vacations.  During the term of this Agreement,
           _________
           Executive shall be entitled to paid annual vacation in accordance with the policies as established from time to time by the Boards of Directors of Corporation and Bank. However, Executive shall not be entitled to receive any additional compensation from Corporation and Bank for failure to take a vacation, nor shall Executive be able to accumulate unused vacation time from one year to the next, except to the extent authorized by the Boards of Directors of Corporation and Bank.

     (d)   Automobile.  During the term of this Agreement,
           __________
           Corporation and Bank shall provide Executive with exclusive use of an automobile mutually agreed upon by Corporation and Bank. Corporation and Bank shall be responsible and shall pay for all costs of insurance coverage, repairs, maintenance and other operating and incidental expenses, including license, fuel and oil. Corporation and Bank shall provide Executive with a replacement automobile at approximately the time Executive's automobile reaches three (3) years of age or 50,000 miles, whichever is first, and approximately every three (3) years or 50,000 miles thereafter, upon the same terms and conditions.

     (e)   Employee Benefit Plans.  During the term of this
           ______________________
           Agreement, Executive shall be entitled to participate in or receive the benefits of any employee benefit plan currently in effect at Corporation and Bank, subject to the terms of said plan, until such time that the Boards of Directors of Corporation and Bank authorize a change in such benefits. Corporation and Bank shall not make any changes in such plans or benefits which would adversely affect Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of Corporation and Bank and does not result in a proportionately greater adverse change in the rights of or benefits to Executive as compared with any other executive officer of Corporation and Bank. Nothing paid to Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to Executive pursuant to Section 4(a) hereof.

     (f)   Business Expenses.  During the term of this Agreement,
           _________________
           Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him, which are properly accounted for, in accordance with the policies and procedures established by the Boards of Directors of Corporation and Bank for their executive officers.

     (g)   Club Membership.  Corporation or Bank shall provide
           _______________
           the Executive with a membership to a Country Club in Pennsylvania mutually agreed upon, paying initiation and other fees, membership dues, assessments and business-related expenses.

5.   Termination of Employment Following Change in Control.
     _____________________________________________________

     (a) If a Change in Control (as defined in Section 5(b) of this Agreement) shall occur and thereafter, there shall be:

           (i) any involuntary termination of Executive's employment (other than for the reasons set forth in Section 3(b) or 3(d) of this Agreement);

           (ii)  any reduction in Executive's title,
                 responsibilities, including reporting
                 responsibilities, or authority, including such title, responsibilities or authority as such may be increased from time to time during the term of this Agreement;

           (iii) the assignment to Executive of duties inconsistent with Executive's office on the date of the Change in Control or as the same may be increased from time to time after the Change in Control;

           (iv) any reassignment of Executive to a location greater than fifty (50) miles from the location of Executive's office on the date of the Change in Control;

           (v) any reduction in Executive's Annual Base Salary in effect on the date of the Change in Control or as the same may be increased from time to time after the Change in Control;

           (vi) any failure to provide Executive with benefits at least as favorable as those enjoyed by Executive under any of Corporation or Bank's retirement or pension, life insurance, medical, health and accident, disability or other employee plans in which Executive participated at the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control;

           (vii) any requirement that Executive travel in performance of his duties on behalf of Corporation or Bank for a significantly greater period of time during any year than was required of Executive during the year preceding the year in which the Change in Control occurred;

           (viii)any sustained pattern of interruption or disruption of Executive for matters substantially unrelated to Executive's discharge of Executive's duties on behalf of Corporation and Bank; or

           (ix) a good faith determination by Executive that he can no longer work with the new management of Corporation and Bank, provided, however, that Executive cannot make such a determination during the first six (6) months following a Change in Control.

           then, at the option of Executive, exercisable by Executive within one hundred eighty (180) days of the Change in Control or occurrence of any of the foregoing events, Executive may resign from employment with Corporation and Bank (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering a notice in writing (the "Notice of Termination") to Corporation and Bank and the provisions of Section 6 of this Agreement shall apply.

     (b) As used in this Agreement, "Change in Control" shall mean the occurrence of any of the following:

           (i) (A) a merger, consolidation or division involving Corporation or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

           (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities, or

           (iii) during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

           (iv) any other change in control of Corporation and Bank similar in effect to any of the foregoing.

6.   Rights in Event of Termination of Employment Following
     ______________________________________________________
     Change in Control.
     _________________

     (a) In the event that Executive delivers a Notice of Termination (as defined in Section 5(a) of this Agreement) to Corporation and Bank, Executive shall be entitled to receive the compensation and benefits set forth below:

           If, at the time of termination of Executive's employment, a "Change in Control" (as defined in
           Section 5(b) of this Agreement) has also occurred, Corporation and Bank shall pay Executive a lump sum amount equal to and no greater than 2.99 times the Executive's Agreed Compensation as defined in subsection (f) of Section 3, minus applicable taxes and withholdings. In addition, for a period of three
           (3) years from the date of termination of employment, or until Executive secures substantially similar benefits through other employment, whichever shall first occur, Executive shall receive a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to Executive during the two (2) years prior to his termination of employment, or, if Corporation and Bank cannot provide such benefits because Executive is no longer an employee, a dollar amount equal to the cost to Executive of obtaining such benefits (or
           substantially similar benefits).   If permitted under
           the terms of the plan, Executive shall receive additional retirement benefits to which he would have been entitled had his employment continued through the
           then remaining term of the Agreement.   However, in
           the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, one-half (1/2) of the excise tax shall be paid by the Executive and one-half (1/2) of the excise tax shall be paid by the Corporation or Bank.

     (b) Executive shall not be required to mitigate the amount of any payment provided for in this Section 6 by seeking other employment or otherwise. Unless otherwise agreed to in writing, the amount of payment or the benefit provided for in this Section 6 shall not be reduced by any compensation earned by Executive as the result of employment by another employer or by reason of Executive's receipt of or right to receive any retirement or other benefits after the date of termination of employment or otherwise.

7.   Rights in Event of Termination of Employment Absent Change
     __________________________________________________________
     in Control.
     __________

     (a) In the event that Executive's employment is involuntarily terminated by Corporation and/or Bank without Cause and no Change in Control shall have occurred at the date of such termination, Corporation and Bank shall pay Executive an amount equal to and no greater than 2.99 times the Executive's Agreed Compensation as defined in subsection (f) of Section 3, and shall be payable in thirty-six (36) equal monthly installments and shall be subject to federal, state and local tax withholdings. In addition, for a period of three (3) years from the date of termination of employment, or until Executive secures substantially similar benefits through other employment, whichever shall first occur, Executive shall receive a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to Executive during the two (2) years prior to his termination of employment, or, if Corporation and Bank cannot provide such benefits because Executive is no longer an employee, a dollar amount equal to the cost to Executive of obtaining such benefits (or substantially similar benefits). In addition, if permitted pursuant to the terms of the plan, Executive shall receive additional retirement benefits to which he would have been entitled had his employment continued through the
           then remaining term of the Agreement.   However, in
           the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, one-half (1/2) of the excise tax shall be paid by the Executive and one-half (1/2) of the excise tax shall be paid by the
           Corporation or Bank.   Notwithstanding the foregoing
           or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the Corporation shall be required only to pay to Executive the amount determined to be deductible under Section 280G.

     (b) Executive shall not be required to mitigate the amount of any payment provided for in this Section 7 by seeking other employment or otherwise. Unless otherwise agreed to in writing, the amount of payment or the benefit provided for in this Section 7 shall not be reduced by any compensation earned by Executive as the result of employment by another employer or by reason of Executive's receipt of or right to receive any retirement or other benefits after the date of termination of employment or otherwise.

8.   Covenant Not to Compete.
     _______________________

     (a) Executive hereby acknowledges and recognizes the highly competitive nature of the business of Corporation and Bank and accordingly agrees that, during and for the applicable period set forth in
           Section 8(c) hereof, Executive shall not, except as otherwise permitted in writing by the Corporation and the Bank:

           (i) be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which Corporation or Bank or any of their subsidiaries are engaged during the Employment Period, and remain so engaged at the end of the Employment Period, in any county and contiguous county in which, at the date of termination of the Executive's employment, a branch location, office, loan production office, or trust or asset and wealth management office of Corporation, Bank or any of their subsidiaries is located, whether inside or outside of the Commonwealth of Pennsylvania, (the "Non-Competition Area"); or

           (ii) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which Corporation or Bank or any of their subsidiaries are engaged during the Employment Period, in the Non-Competition Area; or

           (iii) directly or indirectly solicit persons or entities who were customers or referral sources of Corporation, Bank or their subsidiaries within sixth (6) months of Executive's termination of employment, to a become customer or referral source of a person or entity other than Corporation, Bank or their subsidiaries;

           (iv) directly or indirectly solicit employees of Corporation, Bank or their subsidiaries who were employed within one year of Executive's termination of employment to work for anyone other than Corporation, Bank or their subsidiaries.

     (b) It is expressly understood and agreed that, although Executive and Corporation and Bank consider the restrictions contained in Section 8(a) hereof reasonable for the purpose of preserving for Corporation and Bank and their subsidiaries their good will and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Section 8(a) hereof is an unreasonable or otherwise unenforceable restriction against Executive, the provisions of Section 8(a) hereof shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

     (c) The provisions of this Section 8 shall be applicable commencing on the date of this Agreement and ending on one of the following dates, as applicable:

           (i)   if Executive's employment terminates in
                 accordance with the non-renewal provisions of
                 Section 3, the effective date of termination of employment; or

           (ii) if Executive's employment terminates in accordance with the provisions of Section 3(b) of this Agreement (relating to termination for Cause), or Section 3(c) of this Agreement (relating to termination for Good Reason), the second anniversary date of the effective date of termination of employment; or

           (iii) if the Executive voluntarily terminates his employment, the second anniversary date of the effective date of termination of employment; or

           (iv) if the Executive's employment is involuntarily terminated in accordance with the provisions of
                 Section 7 hereof, the second anniversary date of the effective date of termination of employment.

9.   Unauthorized Disclosure.  During the term of his employment
     _______________________
     hereunder, or at any later time, the Executive shall not, without the written consent of the Boards of Directors of Corporation and Bank or a person authorized thereby, knowingly disclose to any person, other than an employee of Corporation or Bank or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of Corporation and Bank, any material confidential information obtained by him while in the employ of Corporation and Bank with respect to any of Corporation and Bank's services, products, improvements, formulas, designs or styles, processes, customers, methods of business or any business practices the disclosure of which could be or will be damaging to Corporation or Bank; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive or any person with the assistance, consent or direction of the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business of a business similar to that conducted by Corporation and Bank or any information that must be disclosed as required by law.

10.  Work Made for Hire.  Any work performed by the Executive
     __________________
     under this Agreement should be considered a "Work Made for Hire" as the phrase is defined by the U.S. patent laws and shall be owned by and for the express benefit of Corporation, Bank and their subsidiaries and affiliates. In the event it should be established that such work does not qualify as a Work Made for Hire, the Executive agrees to and does hereby assign to Corporation, Bank, and their affiliates and subsidiaries, all of his rights, title, and/or interest in such work product, including, but not limited to, all copyrights, patents, trademarks, and propriety rights.

11.  Return of Company Property and Documents.  The Executive
     ________________________________________
     agrees that, at the time of termination of his employment, regardless of the reason for termination, he will deliver to Corporation, Bank and their subsidiaries and affiliates, any and all company property, including, but not limited to, keys, security codes or passes, mobile telephones, records, data, notes, reports, proposals, lists, correspondence, specifications, drawings, blueprints, sketches, software programs, equipment, other documents or property, or reproductions of any of the aforementioned items developed or obtained by the Executive during the course of his employment.

12.  Liability Insurance.  Corporation and Bank shall use their
     ___________________
     best efforts to obtain insurance coverage for the Executive under an insurance policy covering officers and directors of Corporation and Bank against lawsuits, arbitrations or other legal or regulatory proceedings; however, nothing herein shall be construed to require Corporation and/or Bank to obtain such insurance, if the Board of Directors of the Corporation and/or Bank determine that such coverage cannot be obtained at a reasonable price.

13.  Notices.  Except as otherwise provided in this Agreement,
     _______
     any notice required or permitted to be given under this Agreement shall be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to Executive's residence, in the case of notices to Executive, and to the principal executive offices of Corporation and Bank, in the case of notices to Corporation and Bank.

14.  Waiver.  No provision of this Agreement may be modified,
     ______
     waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and an executive officer specifically designated by the Boards of Directors of Corporation and Bank. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

15.  Assignment.  This Agreement shall not be assignable by any
     __________
     party, except by Corporation and Bank to any successor in interest to their respective businesses.

16.  Entire Agreement.  This Agreement supersedes any and all
     ________________
     agreements, either oral or in writing, between the parties with respect to the employment of the Executive by the Bank and/or Corporation and this Agreement contains all the covenants and agreements between the parties with respect to employment. This Agreement specifically releases all parties of any rights and obligations under the Executive Employment Agreement of Mark D. Gainer dated January 1, 1999, between Union National Financial Corporation, Union National Community Bank and Mark D. Gainer and said agreement is hereafter null and void.

17.  Successors; Binding Agreement.
     ___________
     (a) Corporation and Bank will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the businesses and/or assets of Corporation and Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Corporation and Bank would be required to perform it if no such succession had taken place. Failure by Corporation and Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall constitute a breach of this Agreement and the provisions of Section 3 of this Agreement shall apply. As used in this Agreement, "Corporation" and "Bank" shall mean Corporation and Bank, as defined previously and any successor to their respective businesses and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law or otherwise.

     (b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees and legatees. If Executive should die after a Notice of Termination is delivered by Executive, or following termination of Executive's employment without Cause, and any amounts would be payable to Executive under this Agreement if Executive had continued to live, all such amounts shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee, or other designee, or, if there is no such designee, to Executive's estate.

18.  Arbitration.   Corporation, Bank and Executive recognize
     ___________
     that in the event a dispute should arise between them concerning the interpretation or implementation of this Agreement, lengthy and expensive litigation will not afford a practical resolution of the issues within a reasonable period of time. Consequently, each party agrees that all disputes, disagreements and questions of interpretation concerning this Agreement (except for any enforcement sought with respect to Sections 8, 9, 10 or 11 which may be litigated in court, including an action for injunction or other relief) are to be submitted for resolution, in Philadelphia, Pennsylvania, to the American Arbitration Association (the "Association") in accordance with the Association's National Rules for the Resolution of Employment Disputes or other applicable rules then in effect ("Rules"). Corporation, Bank or Executive may initiate an arbitration proceeding at any time by giving notice to the other in accordance with the Rules. Corporation and Bank and Executive may, as a matter of right, mutually agree on the appointment of a particular arbitrator from the Association's pool. The arbitrator shall not be bound by the rules of evidence and procedure of the courts of the Commonwealth of Pennsylvania but shall be bound by the substantive law applicable to this Agreement. The decision of the arbitrator, absent fraud, duress, incompetence or gross and obvious error of fact, shall be final and binding upon the parties and shall be enforceable in courts of proper jurisdiction. Following written notice of a request for arbitration, Corporation, Bank and Executive shall be entitled to an injunction restraining all further proceedings in any pending or subsequently filed litigation concerning this Agreement, except as otherwise provided herein or any enforcement sought with respect to Sections 8, 9, 10 or 11 of this Agreement, including an action for injunction or other relief.

19.  Validity.  The invalidity or unenforceability of any
     ________
     provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

20.  Applicable Law.  This Agreement shall be governed by and
     ______________
     construed in accordance with the domestic, internal laws of the Commonwealth of Pennsylvania, without regard to its conflicts of laws principles.

21.  Headings.  The section headings of this Agreement are for
     ________
     convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


ATTEST:                           UNION NATIONAL FINANCIAL
                                  CORPORATION


 /s/ Marcene L. Camara          By /s/ Donald H. Wolgemuth
____________________________      ___________________________
     Marcene L. Camara,              Donald H. Wolgemuth,
    Assistant Secretary             Chairman of the Board


                                  UNION NATIONAL COMMUNITY
                                  BANK

 /s/ Marcene L. Camara          By /s/ Donald H. Wolgemuth
____________________________      ___________________________
Marcene L. Camara, Secretary         Donald H. Wolgemuth,
                                     Chairman of the Board


WITNESS:                          EXECUTIVE

 /s/ R. Michael Mohn               /s/ Mark D. Gainer
____________________________      ___________________________
   R. Michael Mohn                    Mark D. Gainer

                          EXHIBIT 10.7
                          ____________

          Executive Incentive Retirement Agreement, CFO,
         dated January 1, 2004 between Clement M. Hoober
                and Union National Community Bank.

            EXECUTIVE INCENTIVE RETIREMENT AGREEMENT

     THIS AGREEMENT is made this first day of January, 2004, by and between Union National Community Bank (the "Bank"), a
national chartered commercial bank, located in Mount Joy, PA, and
Clement M. Hoober (the "Executive").
__________________

                         INTRODUCTION

     To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide to the Executive a deferred incentive opportunity. The Bank shall pay the benefits from its general assets.

                           AGREEMENT

     The Executive and the Bank agree as follows:

                           Article 1
                          Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "Allocation Date" means January 31st of each year. The Allocation Date is the date that an Executive's Deferral Account is credited with an Incentive Award as defined herein and with Interest (as defined herein) for the Allocation Year (as defined herein) ending on January 31.

          1.1.2 "Allocation Year" means the period from February 1 through the following January 31.

          1.1.3 "Base Salary" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the Code (as defined herein); or (iii) to a deferred compensation plan that is not qualified under Section 401(a) of the Code.

          1.1.4 "Change of Control" means any of the following:

     (i)(A) a merger, consolidation or division involving Union National Financial Corporation ("Corporation") or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or
     (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the

     Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

          (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities, or

          (iii) during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

          (iv) any other change in control of Corporation and Bank similar in effect to any of the foregoing.

     1.1.5 "Code" means the Internal Revenue Code of 1986, as amended.

     1.1.6 "Deferral Account" means the Bank's accounting of the Executive's accumulated Deferrals plus accrued Interest.

     1.1.7 "Disability" means the Executive's inability to per form substantially all normal duties of the Executive's position, as defined in the Bank's disability insurance policy and as determined by the Bank's disability insurance carrier. As a condition to any benefits, the Bank may require the Executive to submit to a physical or mental evaluations and tests, as the Board of Directors of the Bank may deem appropriate.

     1.1.8 "Disability Retirement Date" means the first day of the month immediately following the Executive's last date of employment resulting from an approved Disability.

     1.1.9 "Earnings" means the measurements of Bank profitability selected annually by the Board of Directors of the Bank to be used in the determination of incentive awards for Executives who are participating in this Plan.

     1.1.10 "Effective Date" means January 1, 2004.

     1.1.11 "Election Form" means the Form attached as Exhibit 1.

     1.1.12 "Executive" means an Executive of the Bank that has been approved by the Board of Directors of the Bank to participate in the Plan and who has signed this agreement.

     1.1.13 "Extraordinary Items" means those items that are recognized under Generally Accepted Accounting Principles as extraordinary because such items substantially affect shareholder equity and/or the Bank's assets. Examples of such items are stock redemptions, mergers, acquisitions, stock splits, and other items of that nature.

     1.1.14 "Interest Rate" means The Prime Rate plus one (1) percentage point.

     1.1.15 "Normal Retirement Age" means the Executive's 62nd birthday.

     1.1.16 "Normal Retirement Date" means the first day of the month coinciding with or immediately following the later of the Executive's Normal Retirement Age or Termination of Employment.

     1.1.17 "Plan" means the terms and provisions of this agreement.

     1.1.18 "Plan Year" means the calendar year.

     1.1.19 "Prime Rate" means the Prime Rate as reported in the Wall Street Journal on the business day coinciding with or immediately prior to the Allocation Date.

     1.1.20 "Termination of Employment" means the Executive ceasing to be employed by the Bank for any reason other than by reason of an approved leave of absence.

     1.1.21 "Service" means the total number of twelve-month periods and fractions thereof during which the Executive is employed on a full-time basis by the Bank, inclusive of any approved leave of absence. All service periods are assumed to begin on the first day of the month coinciding or immediately following the initial date of employment. All calculations of service shall be rounded to two (2) decimal places.

                           Article 2
                           Incentive

     2.1 Incentive Award. Earnings, adjusted for Extraordinary Items, determined as of December 31st of each Plan Year shall determine the Executive's Incentive Award Percentage, in accordance with the attached Schedule A. The chart on Schedule A is specifically subject to change annually at the sole discretion of the Bank's Board of Directors. The Incentive Award is calculated annually by taking the Executive's Base Salary for the Plan Year in which the Earnings were calculated multiplied by the Incentive Award Percentage. No Incentive Awards shall be declared before January 31, 2005.

     2.2 Incentive Deferral.  On January 31st, following each
Plan Year, the Bank shall declare and pay the Incentive Award in the form of compensation and the Executive shall defer such amount to the Deferral Account.

                           Article 3
                       Deferral Account

     3.1 Establishing and Crediting on Allocation Dates.  The
Bank shall establish a Deferral Account on its books for the Executive, and shall credit to the Deferral Account on each Allocation Date the following amounts:

          3.1.1    Deferrals. The Incentive Deferral as
     determined under Article 2.

          3.1.2 Interest. Immediately prior to the payment of any benefits, interest on the Executive's Deferral Account balance on the prior Allocation Date, if any, at an annual rate equal to the Interest Rate in effect on the prior Allocation Date.

     3.2 Partial Year Interest. The Deferral Account of an Executive that is terminating employment shall be credited with interest from the February 1st prior to his termination date to the first day of the month coinciding with or immediately following the date of his termination from employment. The interest rate used for the partial year shall be the Prime Rate in effect on the Allocation Date immediately prior to termination. The interest credit shall be equal to the interest rate divided by twelve (12) and then multiplied by the number of months between the February 1st prior to termination to the first day of the month coinciding with or immediately following employment termination and then multiplied by the Executive's Deferral Account balance on the prior Allocation Date. The interest rate for the partial year shall be rounded to two (2) decimal places before it is multiplied by the Deferral Account balance.

     3.3 Statement of Accounts. The Bank shall provide to the Executive a statement setting forth the Deferral Account balance within one hundred twenty (120) days after each Plan Year.

     3.4 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Executive is a general unsecured creditor of the Bank for the payment of benefits. The benefits represent a mere promise by the Bank to pay such benefits. The Executive's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Executive's creditors.

                           Article 4
                           Benefits

     4.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Age for reasons other than death, the Bank shall pay to the Executive the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

          4.1.1 Amount of Benefit.  The benefit under this
     Section 4.1 is the Deferral Account balance on the Executive's Normal Retirement Date as adjusted for Partial
     Year Interest.

          4.1.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the Executive's Normal Retirement Date pursuant to the Optional Benefit Form that was executed by the Executive on the Election Form.

     4.2 Disability Retirement Benefit. If the Executive terminates employment as a result of a Disability before Normal Retirement Age, the Bank shall pay to the Executive the benefit described in this Section 4.2 in lieu of any other benefit under this Agreement.

          4.2.1 Amount of Benefit.  The benefit under this
     Section 4.2 is the Deferral Account balance on the Executive's Disability Retirement Date as adjusted for
     Partial Year Interest.

          4.2.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the Executive's Disability Retirement Date pursuant to the Optional Benefit Form that was executed by the Executive on the Election Form.

     4.3 Death Benefit.  If the Executive dies before the Normal
Retirement Age the Bank shall pay to the Executive the benefit described in this Section 4.3 in lieu of any other benefits under this Agreement.

          4.3.1 Amount of Benefit.  The benefit under this
     Section 4.3 is the Deferral Account balance on the first day of the month coinciding with or immediately following the Executive's date of death as adjusted for Partial Year
     Interest.

          4.3.2 Payment of Benefit. The Bank shall pay the benefit to the Executive's beneficiary in a single lump sum within sixty (60) days of the date of death.

     4.4 Change of Control Benefit. In the event of Change of Control while the Executive is in the active service of the Bank, the Bank shall pay to the Executive the benefit described in this
Section 4.4 in lieu of any other benefit under this Agreement.

          4.4.1 Amount of Benefit. The Executive shall become 100% vested in his Deferral Account balance on the date of Change of Control. The benefit under this Section 4.4 is the Deferral Account balance on the first day of the month coinciding with or immediately following the Termination of Employment date resulting from a Change of Control as adjusted for Partial Year Interest.

          4.4.2 Payment of Benefit.  Upon Termination of
     Employment within twelve (12) months of Change of Control, the Bank shall pay the benefit to the Executive in a single lump sum within sixty (60) days after Termination of Employment.

     4.5 Other Termination of Employment Benefit. If the Executive terminates employment before Normal Retirement Age or for reasons other than Death, Disability, or Change in Control, the Bank shall pay to the Executive the benefit described in this
Section 4.5 in lieu of any other benefits under this agreement.

          4.5.1 Amount of Benefit.  The benefit under this
     Section 4.5 is the vested portion of the Deferral Account balance on the first day of the month coinciding with or immediately following the Termination of Employment date as adjusted for Partial Year Interest.

          4.5.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the first day of the month coinciding with or immediately following the Termination of Employment date in the Optional Benefit Form elected by the Executive on the Election Form.

     4.6 Benefits upon the Death of the Executive While Receiving Installment Payments. If the Executive dies while Installment Payments are being made, the Bank shall pay to the Executive's beneficiary the benefit described in this Section 4.6 in lieu of any other benefits under this agreement.

          4.6.1 Amount of Benefit.  The benefit under this
     Section 4.6 shall be equal to the sum of the unpaid installments.

          4.6.2 Payment of Benefit. The Bank shall pay the benefit to the Executive's beneficiary in a single lump sum within sixty (60) days after the Executive's date of death.

          4.7 Excess Parachute or Golden Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement to the extent that the benefit would be a prohibited Golden Parachute payment pursuant to 12 C.F.R.
     Section 359.2 and for which the appropriate federal banking agency has not given written consent to pay pursuant to 12 C.F.R. Section 359.4, provided however that the Bank if it deems it reasonable, shall request pursuant to 12 C.F.R.
     Section 359.4(a)(1) written permission to make a Golden
     Parachute Payment.

                           Article 5
                     Optional Benefit Forms

     5.1  Optional Benefit Forms for Executives Terminating
Employment for Normal Retirement, Disability, and Other
Termination of Employment. The Executive who terminates employment for Normal Retirement, Disability, or Other
Termination of Employment may elect to receive the Benefit in one of the following optional forms of payment.

          5.1.1 Lump Sum Payment. Upon election by the Executive on the Election Form, the Bank shall pay the benefit as a single lump sum payment within sixty (60) days of the Executive's Termination of Employment date.

          5.1.2 Installment Payments. Upon election by the Executive on the Election Form, the Bank shall pay the benefit in 180 equal monthly installments. Installment payments shall be calculated to have the same present value as the Executive's benefit payable as a single Lump Sum Payment based on the Interest Rate in effect on the Allocation Date coinciding with or immediately preceding the Executive's Termination of Employment date. The first installment payment shall be made on the first day of the second month coinciding or immediately following the Executive's Termination of Employment date.

     5.2 Optional Benefit Forms for Executives Terminating Employment Because of Change of Control or Death. The Bank shall pay benefits to an Executive terminating employment as result of a Change in Control or to an Executive's beneficiary as a result of the Executive's death as a single lump sum payment within sixty (60) days of the Executive's Termination of Employment date or death.


                           Article 6
                            Vesting

     6.1 Vesting Deferral Account Balance.  The Executive's
Vested Deferral Account Balance is equal to the product of the Executive's Vesting Percentage and the Deferral Account balance.

     6.2 Vesting Percentage. The Executive's Vesting Percentage shall be calculated on each Allocation Date while the Executive is employed. Except as provided below, the Vesting Percentage so calculated shall remain unchanged until the next Allocation Date. The Vesting Percentage shall be determined as follows:

          6.2.1 General Vesting Percentage Calculation - The
     Vesting Percentage is equal to the Executive's Service since his date of hire divided by the Executive's projected
     Service on his Normal Retirement Date.

          6.2.2 General Vesting Percentage during First Five Years of Employment. The Executive shall not accrue any Vesting Percentage until he attains, while employed, the fifth (5th) Allocation Date coincident with or following his date of hire. Executive's years of service prior to the adoption and execution of this Agreement shall be used to determine Executive's vesting credits.

          6.2.3 General Vesting Upon Attainment of Normal Retirement Age, Disability, Death, or Change of Control. The Executive's Vesting Percentage shall be 100% upon attainment of the Normal Retirement Age, becoming eligible for Disability Retirement, upon Death and/or upon a Change in Control.

                           Article 7
                         Beneficiaries

     7.1 The Executive shall designate a beneficiary by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations shall be effective only if signed by the Executive and accepted by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     7.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bank may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

                           Article 8
                     General Limitations

     Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this
Agreement:

     8.1 Termination for Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty by the Executive in the performance of his duties which results in demonstrable material injury to the Bank or of its affiliates or subsidiaries; willful misconduct by the Executive; breach by the Executive of a fiduciary duty to the Bank involving personal profit, intentional failure to perform stated duties following the Bank giving written notice thereof to the Executive; willful violation of any law, rule or regulation (other than traffic violations or similar offenses), or final cease-and-desist order or material breach of any provision of the Agreement; or any other act that the Bank deems a willful or a for Cause reason for termination of the Executive's employment. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Bank.

                           Article 9
                 Claims and Review Procedures

     9.1 Claims Procedure. The Bank shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bank determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth: (1) the specific reasons for such denial; (2) a specific reference to the provisions of the Agreement on which the denial is based; (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed; and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety (90) days.

     9.2 Review Procedure. If the Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons that the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Bank orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty (60) days at the election of the Bank, but notice of this deferral shall be given to the Claimant.

                           Article 10
                  Amendments and Termination

     This Agreement may be amended or terminated only by a written agreement signed by the Bank.

                           Article 11
                         Miscellaneous

     11.1 Binding Effect.  This Agreement shall bind the
Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators, and transferees.

     11.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's "at will" right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     11.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached, or encumbered in any manner.

     11.4 Assignment. This Agreement shall be assignable by Bank to their successors and affiliates.

     11.5 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     11.6 Applicable Law. The Plan and all rights hereunder shall be governed by and construed according to the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     11.7 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life that the Bank owns is a general asset of the Bank of which the Executive and beneficiary have no preferred or secured claim.

     11.8 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     11.9 Administration. The Bank shall have powers that are necessary to administer this Agreement, including but not limited to:

          11.9.1 establishing and revising the method of accounting for the Agreement;

          11.9.2 maintaining a record of benefit payments; and

          11.9.3 establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     11.10 Designated Fiduciary. The Bank shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have signed this Agreement.

EXECUTIVE:                  COMPANY:

                            Union National Community Bank


 /s/ Clement M. Hoober      By /s/ Mark D.Gainer
______________________         ___________________

  Clement M. Hoober         Title  President/CEO
______________________           _________________
(Print Name)

                          EXHIBIT 10.8

                          _____________

     Group Term Replacement Plan for Certain Officers, CFO,
        dated January 1, 2004 between Clement M. Hoober and Union National Community Bank

                  UNION NATIONAL COMMUNITY BANK
                 GROUP TERM REPLACEMENT PLAN FOR
                        CERTAIN OFFICERS

     THIS PLAN hereby made and entered into this 1st day of January, 2004, by and between Union National Community Bank, a national chartered commercial bank, located in Mount Joy, Pennsylvania (the "Bank" and the Participant selected to participate in this Plan (the "Participant").

                          INTRODUCTION

     The Bank wishes to attract and retain highly qualified vice presidents and officers. To further this objective, the Bank is willing to divide the death proceeds of certain life insurance policies which are owned by the Bank on the lives of the participating vice presidents and officers with the designated beneficiary of each insured participant. The Bank will pay life insurance premiums from its general assets. The participants understand that the Bank is using the insurance policy in which the participant has executed a Split Dollar Endorsement as a means to fund employee benefits for other employees consistent with the requirements of OCC Bulletin 2000-23 and are hereby consenting to such use by the Bank.

                           Article 1
                     General Definitions

The following terms shall have the meanings specified:

     1.1  "Change of Control"means any of the following:

          1.1.1 (A) a merger, consolidation or division involving Union National Financial Corporation ("Corporation") or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

          1.1.2 any "person"(as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner"(as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities; or

          1.1.3 during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

          1.1.4 any other change in control of Corporation and Bank similar in effect to any of the foregoing.

     1.2 "Compensation Committee" means either the Compensation Committee designated from time to time by the Bank's Board of Directors or a majority of the Bank's Board of Directors, either of which shall hereinafter be referred to as the Compensation Committee.

     1.3 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's position, as defined in the Bank's disability insurance policy and as determined by the Bank's disability insurance carrier. As a condition to any benefits, the Bank may require the Executive to submit to a physical or mental evaluations and tests, as the Board of Directors of the Bank may deem appropriate.

     1.4 "Insured" means the individual whose life is insured.

     1.5 "Insurer" means the insurance company issuing the life insurance policy on the life of the insured.

     1.6 "Other Group Term Coverage" means group term life insurance maintained on a Participant's life owned by the Bank that is in addition to the Policies covered under this Plan.

     1.7  "Normal Retirement Age" means age 62.

     1.8 "Normal Retirement Date" means the later of the Normal
Retirement Age or the date that the Participant terminates or is terminated for any reason other than being Terminated for Cause.

     1.9 "Participant" means an employee who is a the vice president, senior vice president, executive vice president, or president who elects in writing to participate in the Plan using the form attached hereto as Exhibit A, and signs a Split Dollar Endorsement for the Policy in which he or she is the Insured.

     1.10 "Policy" or "Policies" means the individual insurance policy (or policies) adopted by the Compensation Committee for purposes of insuring a Participant's life under this Plan.

     1.11"Base Annual Salary" means the current base annual salary at the earliest of (1) the date of the Participant's death; (2) the date of the Participant's disability; (3) the Participant's retirement age, or the date of change of control.

     1.12 "Plan" means this instrument, including all amendments thereto.

     1.13 "Terminated for Cause" means that the Bank has terminated the Participant's employment pursuant to his or her Employment Agreement, if any, or termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty by the Executive in the performance of his duties which results in demonstrable material injury to the Bank, willful misconduct by the Executive, breach by the Executive of a fiduciary duty to the Bank involving personal profit, intentional failure to perform stated duties following the Bank giving written notice thereof to the Executive, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of the Agreement or any other act that the Bank deems a willful or a for cause reason for termination of the Executive's employment. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Bank.

                           Article 2
                         Participation

     2.1 Eligibility to Participate. The Compensation Committee in its sole discretion shall designate from time to time
Participants that are eligible to participate in this Plan.

     2.2 Participation. The eligible vice president or officer may participate in this Plan by executing an Election to Participate (Exhibit A) and a Split Dollar Endorsement (Exhibit
D). The Split Dollar Endorsement shall bind the Participant and his or her beneficiaries, assigns and transferees, to the terms and conditions of this Plan. A vice president's or officer's participation is limited to only Policies where he or she is the Insured. Exhibit B attached hereto sets forth the original Participants. It is intended that the Participant shall continue as a Participant until death regardless of Participant's employee status with the Bank. In the event the Bank decides to maintain the Policy after the Participant's termination of his or her participation in the Plan, the Bank shall be the direct beneficiary of the entire proceeds of the Policy.

     2.3 Termination of Participation. A Participant's rights under this Plan shall cease and his or her participation in this Plan shall terminate if either or both of the following events occur:

          2.3.1 The Participant's employment with the Bank is Terminated for Cause; or

          2.3.2 The Participant's employment with the Bank is terminated prior to Normal Retirement Age for reasons other than Disability.

     2.4 Disability. (A) Except as otherwise provided in paragraph (B) of this section 2.4, if the Participant's employment with the Bank is terminated because of the Participant's Disability, the Bank shall maintain the Policy in full force and effect and, in no event, shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement.

          (B) Notwithstanding the provisions of paragraph (A) of this section 2.4, upon the Disabled Participant's gainful employment with an entity other than the Bank, the Bank shall have no further obligation to the Disabled Participant, and the Disabled Participant's rights pursuant to the Plan shall cease. In the event the Disabled Participant's rights are terminated hereunder, the Bank shall be the direct beneficiary of the entire death proceeds of the Policy upon the death of the Disabled Participant.

     2.5 Retirement.Upon the retirement of the Participant, the Bank shall maintain the Policy in full force and effect and in no event shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement. The Participant's interest in the Policy shall be subject to the vesting schedule attached hereto as Exhibit C.

     2.6   Service.     For the purposes of this plan, service is
defined as the period of elapsed time from the Participant's initial date of employment with the Bank until the Participant's last day of employment with the Bank.

                           Article 3
                  Policy Ownership/Interests

     3.1 Bank Ownership. The Bank shall own Policies on each Participant's life and shall have the right to exercise all incidents of ownership. With respect to each Policy, the Bank shall be the direct beneficiary of an amount of death proceeds in excess of three times Base Annual Salary prior to retirement, or the Multiple of the Base Annual Salary of the insured/Participant based upon the Vesting Schedule attached hereto as Exhibit C following retirement.

     3.2 Participant's Interest. With respect to each Policy, the Participant, or the Participant's assignee, shall have the right to designate the beneficiary of an amount of death benefit based upon the Plan formula as described in the Participant's individual Split Dollar Endorsement. The Participant shall also have the right to elect and change settlement options with the consent of the Bank and the Insurer.

                           Article 4
                           Premiums

     4.1 Premium Payment. The Bank shall pay all premiums due on all Policies.

     4.2 Imputed Income. The Bank shall impute income to the Participant in an amount equal to the current term rate for the Participant's age multiplied by the aggregate death benefit payable to the Participant's beneficiary. The "current term rate" is the minimum amount required to be imputed under IRS regulation Section 1.61-22 and Revenue Ruling 2003-105, or any subsequent applicable authority.

                           Article 5
                          Assignment

     Any Participant may assign without consideration all interests in his or her Policy and in this Plan to any person, entity or trust. In the event a Participant shall transfer all of his/her interest in the Policy, then all of that Participant's interest in his or her Policy and in the Plan shall be vested in his/her transferee, who shall be substituted as a party hereunder, and that Participant shall have no further interest in his or her Policy or in this Plan.

                           Article 6
                            Insurer

     The Insurer shall be bound only by the terms of their corresponding Policy. Any payments the Insurer makes or actions it takes in accordance with a Policy shall fully discharge it from all claims, suits and demands of all persons relating to that Policy. The Insurer shall not be bound by the provisions of this Plan. The Insurer shall have the right to rely on the Bank's representations with regard to any definitions, interpretations, or Policy interests as specified under this Plan.

                           Article 7
                       Claims Procedure

     7.1 Claims Procedure. The Bank shall notify any person or entity that makes a claim against this Group Term Replacement Plan (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of Claimant's eligibility or ineligibility for benefits under this Plan. If the Bank determines that Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of this Plan on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect Claimant's claim, and a description of why it is needed, and (4) an explanation of this Plan's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     7.2 Review Procedure. If a Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that Claimant is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons which the Claimant believes entitle Claimant to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present Claimant's position to the Bank orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of this Plan on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bank, but notice of this deferral shall be given to the Claimant.

                           Article 8
                   Amendments and Termination

     8.1 Amendment or Termination of Plan. Except as otherwise provided in sections 2.3, 2.4, 2.5 and 8.2, (i) the Bank may amend or terminate the Plan at any time, and (ii) the Bank may amend or terminate a Participant's rights under the Plan at any time prior to a Participant's death by written notice to the Participant.

     8.2 Amendment or Termination of Plan Upon Change of Control. Notwithstanding the provisions of section 8.1, in the event of a Change of Control, the Bank or its successor shall maintain in full force and effect each Policy that is in existence on the date the Change of Control occurs and not terminate or otherwise abrogate a Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors. This section 8.2 shall apply to all Participants in the Plan on the date the Change of Control occurs, including by not limited to (i) a retired Participant who has an interest in the Policy pursuant to section 2.5; (ii) a Disabled Participant who has an interest in the Policy pursuant to section 2.4; and (iii) a Participant whose employment is terminated as a result of a Change of Control.

     8.3 Upon Change of Control, all Participants are 100% vested in the maximum benefit in the Participant's Split Dollar
Endorsement (Exhibit D), at the date of the Change of Control
(the greater of 1(i) or 1(ii)).

     8.4 A Participant may, in the Participant's sole and absolute discretion, waive his or her rights under the Plan at any time. Any waiver permitted under this section 8.3 shall be in writing and delivered to the Board of Directors of the Bank.

                           Article 9
                         Miscellaneous

     9.1 Binding Effect.  This Plan in conjunction with each
Split Dollar Endorsement shall bind each Participant and the Bank, their beneficiaries, survivors, executors, administrators and transferees, and any Policy beneficiary.

     9.2 No Guarantee of Employment. This Plan is not an employment policy or contract. It does not give a Participant the right to remain an employee of the Bank, nor does it interfere with the Bank's "at will" right to discharge a Participant, unless an existing employment agreement is in place. It also does not require a Participant to remain an employee nor interfere with a Participant's right to terminate employment at any time.

     9.3 Applicable Law. The Plan and all rights hereunder shall be governed by and construed according to the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     9.4 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Split Dollar Plan by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his/her last known address as shown on the records of the Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

     9.5 Entire Agreement. This Plan constitutes the entire agreement between the Bank and the Participant as to the subject matter hereof. No rights are granted to the Participant by virtue of this Plan other than those specifically set forth herein.

     9.6 Administration. The Bank shall have powers which are necessary to administer this Plan, including but not limited to:

          9.6.1 Interpreting the provisions of the Plan;

          9.6.2 Establishing and revising the method of accounting for the Plan;

          9.6.3 Maintaining a record of benefit payments; and

          9.6.4 Establishing rules and prescribing any forms necessary or desirable to administer the Plan.

     9.7 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under the Plan. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

IN WITNESS WHEREOF, the Bank executes this Plan as of the date indicated above.

                                COMPANY:
                                UNION NATIONAL COMMUNITY BANK

                                By  /s/ R. Michael Mohn
                                  _______________________________
                                Title VP, Human Resources Manager
                                      ___________________________

                           EXHIBIT A

                   ELECTION TO PARTICIPATE


     I,   Clement M. Hoober,      an eligible Participant of the
       ___________________________
Union National Community Bank Group Term Replacement Plan for Certain Officers (the "Plan") dated January 1, 2004, hereby elect and consent to become a Participant of the Plan in accordance with Section 2.2 of the Plan. Additionally, I acknowledge that I have read the Plan document and agree to be bound by its terms.


     Executed this  6th  day of    January       , 2004.
                  _______      __________________     _

/s/ R. Michael Mohn            /s/ Clement M. Hoober
______________________         _____________________
Witness                        Participant

                          EXHIBIT 10.9
                          ____________

           Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank

             EXECUTIVE INCENTIVE RETIREMENT AGREEMENT

     THIS AGREEMENT is made this first day of January, 2004, by and between Union National Community Bank (the "Bank"), a
national chartered commercial bank, located in Mount Joy, PA, and
Michael A. Frey (the "Executive").
_______________

                          INTRODUCTION

     To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide to the Executive a deferred incentive opportunity. The Bank shall pay the benefits from its general assets.

                           AGREEMENT

     The Executive and the Bank agree as follows:

                           Article 1
                          Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "Allocation Date" means January 31st of each year. The Allocation Date is the date that an Executive's Deferral Account is credited with an Incentive Award as defined herein and with Interest (as defined herein) for the Allocation Year (as defined herein) ending on January 31.

          1.1.2 "Allocation Year" means the period from February
     1 through the following January 31.

          1.1.3 "Base Salary" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the Code (as defined herein); or (iii) to a deferred compensation plan that is not qualified under Section 401(a) of the Code.

          1.1.4 "Change of Control" means any of the following:

                    (i) (A) a merger, consolidation or division
               involving Union National Financial Corporation ("Corporation") or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

                    (ii) any "person" (as such term is used in
               Sections 13(d) and 14(d) of the Securities
               Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities, or

                    (iii) during any period of two (2)
               consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

                    (iv) any other change in control of
               Corporation and Bank similar in effect to any of the foregoing.

          1.1.5"Code" means the Internal Revenue Code of 1986, as amended.

          1.1.6 "Deferral Account" means the Bank's accounting of the Executive's accumulated Deferrals plus accrued Interest.

          1.1.7 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's position, as defined in the Bank's disability insurance policy and as determined by the Bank's disability insurance carrier. As a condition to any benefits, the Bank may require the Executive to submit to a physical or mental evaluations and tests, as the Board of Directors of the Bank may deem appropriate.

          1.1.8 "Disability Retirement Date" means the first day of the month immediately following the Executive's last date of employment resulting from an approved Disability.

          1.1.9 "Earnings" means the measurements of Bank profitability selected annually by the Board of Directors of the Bank to be used in the determination of incentive awards for Executives who are participating in this Plan.

          1.1.10 "Effective Date" means January 1, 2004.

          1.1.11 "Election Form" means the Form attached as
     Exhibit 1.

          1.1.12 "Executive" means an Executive of the Bank that has been approved by the Board of Directors of the Bank to participate in the Plan and who has signed this agreement.

          1.1.13 "Extraordinary Items" means those items that are recognized under Generally Accepted Accounting Principles as extraordinary because such items substantially affect shareholder equity and/or the Bank's assets. Examples of such items are stock redemptions, mergers, acquisitions, stock splits, and other items of that nature.

          1.1.14 "Interest Rate" means The Prime Rate plus one
     (1) percentage point.

          1.1.15 "Normal Retirement Age" means the Executive's
     62nd birthday.

          1.1.16 "Normal Retirement Date" means the first day of the month coinciding with or immediately following the later of the Executive's Normal Retirement Age or Termination of
     Employment.

          1.1.17 "Plan" means the terms and provisions of this agreement.

          1.1.18 "Plan Year" means the calendar year.

          1.1.19 "Prime Rate" means the Prime Rate as reported in the Wall Street Journal on the business day coinciding with or immediately prior to the Allocation Date.

          1.1.20 "Termination of Employment" means the Executive ceasing to be employed by the Bank for any reason other than by reason of an approved leave of absence.

          1.1.21 "Service" means the total number of twelve-month periods and fractions thereof during which the Executive is employed on a full-time basis by the Bank, inclusive of any approved leave of absence. All service periods are assumed to begin on the first day of the month coinciding or immediately following the initial date of employment. All calculations of service shall be rounded to two (2) decimal places.

                           Article 2
                           Incentive

     2.1 Incentive Award. Earnings, adjusted for Extraordinary Items, determined as of December 31st of each Plan Year shall determine the Executive's Incentive Award Percentage, in accordance with the attached Schedule A. The chart on Schedule A is specifically subject to change annually at the sole discretion of the Bank's Board of Directors. The Incentive Award is calculated annually by taking the Executive's Base Salary for the Plan Year in which the Earnings were calculated multiplied by the Incentive Award Percentage. No Incentive Awards shall be declared before January 31, 2005.

     2.2 Incentive Deferral.  On January 31st, following each
Plan Year, the Bank shall declare and pay the Incentive Award in the form of compensation and the Executive shall defer such amount to the Deferral Account.

                           Article 3
                       Deferral Account

     3.1 Establishing and Crediting on Allocation Dates.  The
Bank shall establish a Deferral Account on its books for the Executive, and shall credit to the Deferral Account on each Allocation Date the following amounts:

          3.1.1 Deferrals. The Incentive Deferral as determined under Article 2.

          3.1.2 Interest. Immediately prior to the payment of any benefits, interest on the Executive's Deferral Account balance on the prior Allocation Date, if any, at an annual rate equal to the Interest Rate in effect on the prior Allocation Date.

     3.2 Partial Year Interest. The Deferral Account of an Executive that is terminating employment shall be credited with interest from the February 1st prior to his termination date to the first day of the month coinciding with or immediately following the date of his termination from employment. The interest rate used for the partial year shall be the Prime Rate in effect on the Allocation Date immediately prior to termination. The interest credit shall be equal to the interest rate divided by twelve (12) and then multiplied by the number of months between the February 1st prior to termination to the first day of the month coinciding with or immediately following employment termination and then multiplied by the Executive's Deferral Account balance on the prior Allocation Date. The interest rate for the partial year shall be rounded to two (2) decimal places before it is multiplied by the Deferral Account balance.

     3.3 Statement of Accounts. The Bank shall provide to the Executive a statement setting forth the Deferral Account balance within one hundred twenty (120) days after each Plan Year.

     3.4 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Executive is a general unsecured creditor of the Bank for the payment of benefits. The benefits represent a mere promise by the Bank to pay such benefits. The Executive's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Executive's creditors.

                           Article 4
                           Benefits

     4.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Age for reasons other than death, the Bank shall pay to the Executive the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

          4.1.1 Amount of Benefit.  The benefit under this
     Section 4.1 is the Deferral Account balance on the Executive's Normal Retirement Date as adjusted for Partial
     Year Interest.

          4.1.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the Executive's Normal Retirement Date pursuant to the Optional Benefit Form that was executed by the Executive on the Election Form.

     4.2 Disability Retirement Benefit. If the Executive terminates employment as a result of a Disability before Normal
Retirement Age, the Bank shall pay to the Executive the benefit described in this Section 4.2 in lieu of any other benefit under this Agreement.

          4.2.1 Amount of Benefit. The benefit under this Section
     4.2 is the Deferral Account balance on the Executive's
     Disability Retirement Date as adjusted for Partial Year
     Interest.

          4.2.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the Executive's Disability Retirement Date pursuant to the Optional Benefit Form that was executed by the Executive on the Election Form.

     4.3 Death Benefit.  If the Executive dies before the Normal
Retirement Age the Bank shall pay to the Executive the benefit described in this Section 4.3 in lieu of any other benefits under this Agreement.

          4.3.1 Amount of Benefit.  The benefit under this
     Section 4.3 is the Deferral Account balance on the first day of the month coinciding with or immediately following the Executive's date of death as adjusted for Partial Year
     Interest.

          4.3.2 Payment of Benefit. The Bank shall pay the benefit to the Executive's beneficiary in a single lump sum within sixty (60) days of the date of death.

     4.4 Change of Control Benefit. In the event of Change of Control while the Executive is in the active service of the Bank, the Bank shall pay to the Executive the benefit described in this
Section 4.4 in lieu of any other benefit under this Agreement.

          4.4.1 Amount of Benefit. The Executive shall become 100% vested in his Deferral Account balance on the date of Change of Control. The benefit under this Section 4.4 is the Deferral Account balance on the first day of the month coinciding with or immediately following the Termination of Employment date resulting from a Change of Control as adjusted for Partial Year Interest.

          4.4.2 Payment of Benefit.  Upon Termination of
     Employment within twelve (12) months of Change of Control, the Bank shall pay the benefit to the Executive in a single lump sum within sixty (60) days after Termination of Employment.

     4.5 Other Termination of Employment Benefit. If the Executive terminates employment before Normal Retirement Age or for reasons other than Death, Disability, or Change in Control, the Bank shall pay to the Executive the benefit described in this
Section 4.5 in lieu of any other benefits under this agreement.

          4.5.1 Amount of Benefit.  The benefit under this
     Section 4.5 is the vested portion of the Deferral Account balance on the first day of the month coinciding with or immediately following the Termination of Employment date as adjusted for Partial Year Interest.

          4.5.2 Payment of Benefit. The Bank shall pay the benefit to the Executive commencing on the first day of the month coinciding with or immediately following the Termination of Employment date in the Optional Benefit Form elected by the Executive on the Election Form.

     4.6 Benefits upon the Death of the Executive While Receiving Installment Payments. If the Executive dies while Installment Payments are being made, the Bank shall pay to the Executive's beneficiary the benefit described in this Section 4.6 in lieu of any other benefits under this agreement.

          4.6.1 Amount of Benefit. The benefit under this Section
     4.6 shall be equal to the sum of the unpaid installments.

          4.6.2 Payment of Benefit. The Bank shall pay the benefit to the Executive's beneficiary in a single lump sum within sixty (60) days after the Executive's date of death.

     4.7 Excess Parachute or Golden Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement to the extent that the benefit would be a prohibited Golden Parachute payment pursuant to 12 C.F.R. Section 359.2 and for which the appropriate federal banking agency has not given written consent to pay pursuant to 12 C.F.R. Section 359.4, provided however that the Bank if it deems it reasonable, shall request pursuant to 12 C.F.R. Section 359.4(a)(1) written permission to make a Golden Parachute Payment.

                           Article 5
                    Optional Benefit Forms

     5.1 Optional Benefit Forms for Executives Terminating
Employment for Normal Retirement, Disability, and Other
Termination of Employment. The Executive who terminates employment for Normal Retirement, Disability, or Other
Termination of Employment may elect to receive the Benefit in one of the following optional forms of payment.

          5.1.1 Lump Sum Payment. Upon election by the Executive on the Election Form, the Bank shall pay the benefit as a single lump sum payment within sixty (60) days of the Executive's Termination of Employment date.

          5.1.2 Installment Payments. Upon election by the Executive on the Election Form, the Bank shall pay the benefit in 180 equal monthly installments. Installment payments shall be calculated to have the same present value as the Executive's benefit payable as a single Lump Sum Payment based on the Interest Rate in effect on the Allocation Date coinciding with or immediately preceding the Executive's Termination of Employment date. The first installment payment shall be made on the first day of the second month coinciding or immediately following the Executive's Termination of Employment date.

     5.2 Optional Benefit Forms for Executives Terminating Employment Because of Change of Control or Death. The Bank shall pay benefits to an Executive terminating employment as result of a Change in Control or to an Executive's beneficiary as a result of the Executive's death as a single lump sum payment within sixty (60) days of the Executive's Termination of Employment date or death.

                           Article 6
                            Vesting

     6.1 Vesting Deferral Account Balance.  The Executive's
Vested Deferral Account Balance is equal to the product of the Executive's Vesting Percentage and the Deferral Account balance.

     6.2 Vesting Percentage. The Executive's Vesting Percentage shall be calculated on each Allocation Date while the Executive is employed. Except as provided below, the Vesting Percentage so calculated shall remain unchanged until the next Allocation Date. The Vesting Percentage shall be determined as follows:

          6.2.1 General Vesting Percentage Calculation - The
     Vesting Percentage
     is equal to the Executive's Service since his date of hire divided by the Executive's projected Service on his Normal
     Retirement Date.

          6.2.2 General Vesting Percentage during First Five Years of Employment. The Executive shall not accrue any Vesting Percentage until he attains, while employed, the fifth (5th) Allocation Date coincident with or following his date of hire. Executive's years of service prior to the adoption and execution of this Agreement shall be used to determine Executive's vesting credits.

          6.2.3 General Vesting Upon Attainment of Normal
     Retirement Age, Disability, Death,
     or Change of Control. The Executive's Vesting Percentage shall be 100% upon attainment of the Normal Retirement Age, becoming eligible for Disability Retirement, upon Death and/or upon a Change in Control.

                           Article 7
                         Beneficiaries

     7.1 The Executive shall designate a beneficiary by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations shall be effective only if signed by the Executive and accepted by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     7.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bank may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

                           Article 8
                     General Limitations

     Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this
Agreement:

     8.1 Termination for Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty by the Executive in the performance of his duties which results in demonstrable material injury to the Bank or of its affiliates or subsidiaries; willful misconduct by the Executive; breach by the Executive of a fiduciary duty to the Bank involving personal profit, intentional failure to perform stated duties following the Bank giving written notice thereof to the Executive; willful violation of any law, rule or regulation (other than traffic violations or similar offenses), or final cease-and-desist order or material breach of any provision of the Agreement; or any other act that the Bank deems a willful or a for Cause reason for termination of the Executive's employment. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Bank.

                           Article 9
                 Claims and Review Procedures

     9.1 Claims Procedure. The Bank shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bank determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth: (1) the specific reasons for such denial; (2) a specific reference to the provisions of the Agreement on which the denial is based; (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed; and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety (90) days.

     9.2 Review Procedure. If the Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons that the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Bank orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty (60) days at the election of the Bank, but notice of this deferral shall be given to the Claimant.

                           Article 10
                   Amendments and Termination

          This Agreement may be amended or terminated only by a written agreement signed by the Bank.

                           Article 11
                         Miscellaneous

     11.1 Binding Effect.  This Agreement shall bind the
Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators, and transferees.

     11.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's "at will" right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     11.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached, or encumbered in any manner.

     11.4 Assignment. This Agreement shall be assignable by Bank to their successors and affiliates.

     11.5 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     11.6 Applicable Law. The Plan and all rights hereunder shall be governed by and construed according to the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     11.7 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life that the Bank owns is a general asset of the Bank of which the Executive and beneficiary have no preferred or secured claim.

     11.8 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     11.9 Administration. The Bank shall have powers that are necessary to administer this Agreement, including but not limited to:

          11.9.1 establishing and revising the method of accounting for the Agreement;

          11.9.2 maintaining a record of benefit payments; and

          11.9.3 establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     11.10 Designated Fiduciary. The Bank shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have signed this Agreement.

EXECUTIVE:                          COMPANY:

                                    Union National Community Bank


  /s/ Michael A. Frey                By  /s/ Mark D. Gainer
_____________________________         ________________________


     Michael A. Frey                Title  President/CEO
_____________________________             ____________________
(Print Name)

                        EXHIBIT 10.10
                        _____________

     Group Term Replacement Plan for Certain Officers, COO,
         dated January 1, 2004 between Michael A. Frey and Union National Community Bank

               UNION NATIONAL COMMUNITY BANK
              GROUP TERM REPLACEMENT PLAN FOR
                     CERTAIN OFFICERS

     THIS PLAN hereby made and entered into this 1st day of January, 2004, by and between Union National Community Bank, a national chartered commercial bank, located in Mount Joy, Pennsylvania (the "Bank") and the Participant selected to participate in this Plan (the "Participant").

                        INTRODUCTION

     The Bank wishes to attract and retain highly qualified vice presidents and officers. To further this objective, the Bank is willing to divide the death proceeds of certain life insurance policies which are owned by the Bank on the lives of the participating vice presidents and officers with the designated beneficiary of each insured participant. The Bank will pay life insurance premiums from its general assets. The participants understand that the Bank is using the insurance policy in which the participant has executed a Split Dollar Endorsement as a means to fund employee benefits for other employees consistent with the requirements of OCC Bulletin 2000-23 and are hereby consenting to such use by the Bank.

                           Article 1
                     General Definitions

The following terms shall have the meanings specified:

     1.1 "Change of Control" means any of the following:

          1.1.1 (A) a merger, consolidation or division involving Union National Financial Corporation ("Corporation") or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

          1.1.2 any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner"(as defined in Rule 13d-3 under the
         Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities; or

          1.1.3 during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

          1.1.4 any other change in control of Corporation and Bank similar in effect to any of the foregoing.

     1.2 "Compensation Committee" means either the Compensation Committee designated from time to time by the Bank's Board of Directors or a majority of the Bank's Board of Directors, either of which shall hereinafter be referred to as the Compensation Committee.

     1.3 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's position, as defined in the Bank's disability insurance policy and as determined by the Bank's disability insurance carrier. As a condition to any benefits, the Bank may require the Executive to submit to a physical or mental evaluations and tests, as the Board of Directors of the Bank may deem appropriate.

     1.4 "Insured" means the individual whose life is insured.

     1.5 "Insurer" means the insurance company issuing the life insurance policy on the life of the insured.

     1.6 "Other Group Term Coverage" means group term life insurance maintained on a Participant's life owned by the Bank that is in addition to the Policies covered under this Plan.

     1.7 "Normal Retirement Age" means age 62.

     1.8 "Normal Retirement Date" means the later of the Normal
Retirement Age or the date that the Participant terminates or is terminated for any reason other than being Terminated for Cause.

     1.9 "Participant" means an employee who is a the vice president, senior vice president, executive vice president, or president who elects in writing to participate in the Plan using the form attached hereto as Exhibit A, and signs a Split Dollar Endorsement for the Policy in which he or she is the Insured.

     1.10 "Policy" or "Policies" means the individual insurance policy (or policies) adopted by the Compensation Committee for purposes of insuring a Participant's life under this Plan.

     1.11 "Base Annual Salary"means the current base annual salary at the earliest of (1) the date of the Participant's death; (2) the date of the Participant's disability; (3) the Participant's retirement age, or the date of change of control.

     1.12 "Plan" means this instrument, including all amendments thereto.

     1.13 "Terminated for Cause" means that the Bank has terminated the Participant's employment pursuant to his or her Employment Agreement, if any, or termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty by the Executive in the performance of his duties which results in demonstrable material injury to the Bank, willful misconduct by the Executive, breach by the Executive of a fiduciary duty to the Bank involving personal profit, intentional failure to perform stated duties following the Bank giving written notice thereof to the Executive, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of the Agreement or any other act that the Bank deems a willful or a for cause reason for termination of the Executive's employment. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Bank.

                           Article 2
                         Participation

     2.1 Eligibility to Participate. The Compensation Committee in its sole discretion shall designate from time to time
Participants that are eligible to participate in this Plan.

     2.2 Participation. The eligible vice president or officer may participate in this Plan by executing an Election to Participate (Exhibit A) and a Split Dollar Endorsement (Exhibit
D). The Split Dollar Endorsement shall bind the Participant and his or her beneficiaries, assigns and transferees, to the terms and conditions of this Plan. A vice president's or officer's participation is limited to only Policies where he or she is the Insured. Exhibit B attached hereto sets forth the original Participants. It is intended that the Participant shall continue as a Participant until death regardless of Participant's employee status with the Bank. In the event the Bank decides to maintain the Policy after the Participant's termination of his or her participation in the Plan, the Bank shall be the direct beneficiary of the entire proceeds of the Policy.

     2.3 Termination of Participation. A Participant's rights under this Plan shall cease and his or her participation in this Plan shall terminate if either or both of the following events occur:

          2.3.1 The Participant's employment with the Bank is Terminated for Cause; or

          2.3.2 The Participant's employment with the Bank is terminated prior to Normal Retirement Age for reasons other than Disability.

     2.4 Disability. (A) Except as otherwise provided in paragraph (B) of this section 2.4, if the Participant's employment with the Bank is terminated because of the Participant's Disability, the Bank shall maintain the Policy in full force and effect and, in no event, shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement.

          (B) Notwithstanding the provisions of paragraph (A) of this section 2.4, upon the Disabled Participant's gainful employment with an entity other than the Bank, the Bank shall have no further obligation to the Disabled Participant, and the Disabled Participant's rights pursuant to the Plan shall cease. In the event the Disabled Participant's rights are terminated hereunder, the Bank shall be the direct beneficiary of the entire death proceeds of the Policy upon the death of the Disabled Participant.

     2.5 Retirement. Upon the retirement of the Participant, the Bank shall maintain the Policy in full force and effect and in no event shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement. The Participant's interest in the Policy shall be subject to the vesting schedule attached hereto as Exhibit C.

     2.6 Service. For the purposes of this plan, service is defined as the period of elapsed time from the Participant's initial date of employment with the Bank until the Participant's last day of employment with the Bank.

                           Article 3
                  Policy Ownership/Interests

     3.1 Bank Ownership. The Bank shall own Policies on each Participant's life and shall have the right to exercise all incidents of ownership. With respect to each Policy, the Bank shall be the direct beneficiary of an amount of death proceeds in excess of three times Base Annual Salary prior to retirement, or the Multiple of the Base Annual Salary of the insured/Participant based upon the Vesting Schedule attached hereto as Exhibit C following retirement.

     3.2 Participant's Interest. With respect to each Policy, the Participant, or the Participant's assignee, shall have the right to designate the beneficiary of an amount of death benefit based upon the Plan formula as described in the Participant's individual Split Dollar Endorsement. The Participant shall also have the right to elect and change settlement options with the consent of the Bank and the Insurer.

                           Article 4
                           Premiums

     4.1 Premium Payment. The Bank shall pay all premiums due on all Policies.

     4.2 Imputed Income. The Bank shall impute income to the Participant in an amount equal to the current term rate for the Participant's age multiplied by the aggregate death benefit payable to the Participant's beneficiary. The "current term rate" is the minimum amount required to be imputed under IRS regulation Section 1.61-22 and Revenue Ruling 2003-105, or any subsequent applicable authority.

                           Article 5
                           Assignment

     Any Participant may assign without consideration all interests in his or her Policy and in this Plan to any person, entity or trust. In the event a Participant shall transfer all of his/her interest in the Policy, then all of that Participant's interest in his or her Policy and in the Plan shall be vested in his/her transferee, who shall be substituted as a party hereunder, and that Participant shall have no further interest in his or her Policy or in this Plan.

                           Article 6
                            Insurer

     The Insurer shall be bound only by the terms of their corresponding Policy. Any payments the Insurer makes or actions it takes in accordance with a Policy shall fully discharge it from all claims, suits and demands of all persons relating to that Policy. The Insurer shall not be bound by the provisions of this Plan. The Insurer shall have the right to rely on the Bank's representations with regard to any definitions, interpretations, or Policy interests as specified under this Plan.

                           Article 7
                      Claims Procedure

     7.1 Claims Procedure. The Bank shall notify any person or entity that makes a claim against this Group Term Replacement Plan (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of Claimant's eligibility or ineligibility for benefits under this Plan. If the Bank determines that Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of this Plan on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect Claimant's claim, and a description of why it is needed, and (4) an explanation of this Plan's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     7.2 Review Procedure. If a Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that Claimant is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons which the Claimant believes entitle Claimant to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present Claimant's position to the Bank orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of this Plan on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bank, but notice of this deferral shall be given to the Claimant.

                           Article 8
                   Amendments and Termination

     8.1 Amendment or Termination of Plan. Except as otherwise provided in sections 2.3, 2.4, 2.5 and 8.2, (i) the Bank may amend or terminate the Plan at any time, and (ii) the Bank may amend or terminate a Participant's rights under the Plan at any time prior to a Participant's death by written notice to the Participant.

     8.2 Amendment or Termination of Plan Upon Change of Control. Notwithstanding the provisions of section 8.1, in the event of a Change of Control, the Bank or its successor shall maintain in full force and effect each Policy that is in existence on the date the Change of Control occurs and not terminate or otherwise abrogate a Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors. This section 8.2 shall apply to all Participants in the Plan on the date the Change of Control occurs, including by not limited to (i) a retired Participant who has an interest in the Policy pursuant to section 2.5; (ii) a Disabled Participant who has an interest in the Policy pursuant to section 2.4; and (iii) a Participant whose employment is terminated as a result of a Change of Control.

     8.3 Upon Change of Control, all Participants are 100% vested in the maximum benefit in the Participant's Split Dollar
Endorsement (Exhibit D), at the date of the Change of Control
(the greater of 1(i) or 1(ii)).

     8.4 A Participant may, in the Participant's sole and absolute discretion, waive his or her rights under the Plan at any time. Any waiver permitted under this section 8.3 shall be in writing and delivered to the Board of Directors of the Bank.

                           Article 9
                         Miscellaneous

     9.1 Binding Effect.  This Plan in conjunction with each
Split Dollar Endorsement shall bind each Participant and the Bank, their beneficiaries, survivors, executors, administrators and transferees, and any Policy beneficiary.

     9.2 No Guarantee of Employment. This Plan is not an employment policy or contract. It does not give a Participant the right to remain an employee of the Bank, nor does it interfere with the Bank's "at will"right to discharge a Participant, unless an existing employment agreement is in place. It also does not require a Participant to remain an employee nor interfere with a Participant's right to terminate employment at any time.

     9.3 Applicable Law. The Plan and all rights hereunder shall be governed by and construed according to the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     9.4 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Split Dollar Plan by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his/her last known address as shown on the records of the Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

     9.5 Entire Agreement. This Plan constitutes the entire agreement between the Bank and the Participant as to the subject matter hereof. No rights are granted to the Participant by virtue of this Plan other than those specifically set forth herein.

     9.6 Administration. The Bank shall have powers which are necessary to administer this Plan, including but not limited to:

          9.6.1 Interpreting the provisions of the Plan;

          9.6.2 Establishing and revising the method of accounting for the Plan;

          9.6.3 Maintaining a record of benefit payments; and

          9.6.4 Establishing rules and prescribing any forms necessary or desirable to administer the Plan.

     9.7 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under the Plan. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

IN WITNESS WHEREOF, the Bank executes this Plan as of the date indicated above.

                                COMPANY:
                                UNION NATIONAL COMMUNITY BANK

                                By  /s/ R. Michael Mohn
                                   _____________________________

                                Title VP, Human Resource Manager
                                     ___________________________

                           EXHIBIT A

                   ELECTION TO PARTICIPATE


I,    Michael A. Frey    , an eligible Participant of the Union
  _______________________
National Community Bank Group Term Replacement Plan for Certain Officers (the "Plan") dated January 1, 2004, hereby elect and consent to become a Participant of the Plan in accordance with
Section 2.2 of the Plan. Additionally, I acknowledge that I have read the Plan document and agree to be bound by its terms.


Executed this    5th     day of      January     , 2004 .
              __________        _________________     __

  /s/ R. Michael Mohn         /s/ Michael A. Frey
  _______________________     _____________________
  Witness                     Participant

                         EXHIBIT 10.11
                        _______________

           Executive Salary Continuation Agreement, CEO,
          dated December 31, 2003 between Mark D. Gainer
                and Union National Community Bank

             EXECUTIVE SALARY CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this 31st day of December, 2003, by and between Union National Community Bank (the
"Bank"), a national bank organized and existing under Federal law and Mark D. Gainer an Executive of the Bank ("Executive").

                          WITNESSETH:

     WHEREAS, Executive has been and continues to be a valued
Executive of the Bank, and is now serving the Bank as its President and Chief Executive Officer; and

     WHEREAS, it is the consensus of the Board of Directors of the Bank (the "Board") that Executive's services to the Bank in the past have been of exceptional merit and have constituted an invaluable contribution to the general welfare of the Bank in bringing the Bank to its present status of operating efficiency and present position in its field of activity;

     WHEREAS, Executive's experience, knowledge of the affairs of the Bank, reputation, and contacts in the industry are so valuable that assurance of Executive's continued services is essential for the future growth and profits of the Bank and it is in the best interests of the Bank to arrange terms of continued employment for Executive so as to reasonably assure Executive's remaining in the Bank's employment during Executive's lifetime or until the age of retirement;

     WHEREAS, it is the desire of the Bank that Executive's services be retained as herein provided;

     WHEREAS, Executive is willing to continue in the employ of the Bank provided the Bank agrees to pay Executive or Executive's beneficiary(ies), certain benefits in accordance with the terms and conditions hereinafter set forth;

     WHEREAS, the Bank considers the Executive's Compensation under this Agreement to be reasonable pursuant to 12 C.F.R.
Section 359.4;

     ACCORDINGLY, it is the desire of the Bank and Executive to enter into this Agreement under which the Bank will agree to make certain payments to Executive upon his retirement or Executive's beneficiary(ies) in the event of Executive's death pursuant to this Agreement;

     FURTHERMORE, it is the intent of the parties hereto that this Executive Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for Executive. Executive is fully advised of the Bank's financial status and has had substantial input in the design and operation of this benefit plan; and

     NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:

I.   EMPLOYMENT

     The Bank agrees to employ Executive in such capacity as the Bank may from time to time determine. Executive will continue in the employ of the Bank in such capacity and with such duties and responsibilities as may be assigned to him, and with such compensation as may be determined from time to time by the Board.

II.  FRINGE BENEFITS

     The salary continuation benefits provided by this Agreement are granted by the Bank as a fringe benefit to Executive and are not part of any salary reduction plan or an arrangement deferring a bonus or a salary increase. Executive has no option to take any current payment or bonus in lieu of these salary continuation benefits except as set forth hereinafter.

III. BENEFIT PROVISIONS

     A.Definitions

       1. Accrued Benefit

         a. The accrued benefit will be calculated annually on the Calculation Date. The value of the accrued benefit will remain unchanged until the next
            Calculation Date.

         b. The accrued benefit is equal to the Formula Benefit based on Average Monthly Earnings, Health Insurance Premiums, and the Increasing Life Annuity. All components are determined as of the Calculation Date.

       2. Average Monthly Earnings

         a. Average Monthly Earnings equals one twelfth (1/12) of the three year average of Base Annual Salary as of the Calculation Date.

         b. Executive's Base Annual Salary on the Calculation Date will be one of the three Base Annual Salary amounts included in the calculation of Average Monthly Earnings. Note: this is the Base Annual Salary on the December 31st Calculation Date, and not the Base Annual Salary that the Board of Directors may have elected to pay Executive for the year subsequent to the Calculation Date.

         c. Base Annual Salary on the two Calculation Dates prior to the current Calculation Date will be used for the other two Base Annual Salary amounts needed for the calculation of Average Monthly Earnings.

       3. Base Annual Salary

         a. Base Annual Salary is Executive's annual base compensation on applicable Calculation Dates.

         b. Base Annual Salary does not include incentive payments of any kind.

         c. Base Annual Salary includes employee elective deferrals under the Company's 401(k) plan and Section
            125 Cafeteria Plan.

       4. Calculation Date

         a. The Calculation Date is December 31st of each year of this Agreement.

       5. Effective Date - The effective date of this Agreement is January 1, 2004.

       6. Formula Benefit

         a. The Formula Benefit = 70% x Average Monthly Earnings

                                + the Heath Insurance Premium

                                - the Increasing Life Annuity.

       7. Health Insurance Premium

         a. The Health Insurance Premium amount is equal to the estimated monthly premium that a healthy individual would have to pay on the Calculation Date as a self employed person in order to provide health insurance benefits similar to the benefits provided under the Bank's program for its employees.

       8. Increasing Life Annuity

         a. The Increasing Life Annuity is equal to the monthly amount that would be payable beginning on the Calculation Date as a life annuity increasing annually at a rate of three percent (3%) a year based on Executive's account balance on the Calculation Date in the Union National Community Bank 401(k) Profit Sharing Plan attributable to employer contributions.

         b. Account balances attributable to employer contributions to the Union National Community Bank
            401(k) Profit Sharing Plan include:

            1). account balances attributable to all profit
                sharing contributions, forfeitures and investment earnings thereon; and

            2). account balances attributable to all matching
                employer 401(k) plan contributions, forfeitures and investment earnings thereon.

         c. The calculation of the Increasing Life Annuity will be based on the following assumptions:

            1). annual increases - monthly benefit payments will
                increase three percent (3%) after the first twelve (12) benefit payments have been made. Monthly benefit payments will increase by three percent (3%) thereafter at the end of each subsequent twelve (12) month period, and

            2). discount rate - the discount rate used in the
                calculation will be the rate specified under
                Section VII(K) of the Agreement, and

            3). mortality - the mortality table used in the
                calculation will be the most recent Group Annuity
                Mortality Table for Males published by the Society of Actuaries.

       9. Spouse - Spouse means Michele L. Gainer, Executive's spouse on the Effective Date.

     B. Normal Retirement

       1. Normal Retirement Date - Executive's Normal Retirement
          Date will be January 1, 2017, which is the January 1st that follows his 62nd birthday.

       2. Normal Retirement Benefit

         a. Executive's Normal Retirement Benefit is the accrued benefit calculated on December 31, 2016.

         b. The benefit is a monthly benefit payable for the life of Executive.

         c. The first benefit payment will be made January 1, 2017.

         d. The last benefit payment will be made on the first day of the month that Executive dies.

         e. The monthly benefit will increase by three percent (3%) after twelve (12) benefit payments have been made. The benefit will increase thereafter by three percent (3%) at the end of each subsequent twelve
            (12) month period.

         f. A single lump sum benefit amount will be paid to Spouse, if Executive dies before January 1, 2035. If Spouse predeceases Executive said amount will be paid to his Estate and/or other beneficiaries. The benefit shall be determined in the following manner:

            1). First, determine the monthly benefit payments
                that Executive would have received between the date of his death and December 31, 2034.

            2). Next, determine the present value of the benefit
                payments identified in Section III(B)(2)(f)(1) of this Agreement as of the first day of the month following Executive's date of death. The present value will be based on the discount rate specified in Section VII(K) of this Agreement.

            3). Within sixty (60) days following Executive's
                death,the Bank will pay to Spouse (or his Estate and/or other beneficiary) a lump sum amount equal to the present value determined under Section III(B)(2)(f)(2) of this Agreement.

            4). This benefit is in addition to any benefit
                payable under the Group Term Replacement Plan for Certain Officers.

     C. Late Retirement

       1. Late Retirement Date - Executive's Late Retirement Date will be the first day of any month following the January 1 following his 62nd birthday.

       2. Late Retirement Benefit

         a. Executive's Late Retirement Benefit is the accrued benefit calculated on December 31, 2016 adjusted actuarially to reflect the late retirement date. Benefits payable on Executive's Late Retirement Date shall have an equivalent actuarial value to benefits payable on his Normal Retirement Date.

         b. The benefit is a monthly benefit payable for the life of Executive.

         c. The first benefit payment will be made on Executive's
            Late Retirement Date.

         d. The last benefit payment will be made on the first day of the month that Executive dies.

         e. The monthly benefit will increase by three percent (3%) after twelve 12 benefit payments have been made. The benefit will increase thereafter by three percent (3%) at the end of each subsequent twelve (12) month period.

         f. A single lump sum benefit amount will be paid to Spouse, if Executive dies before January 1, 2035. If Spouse predeceases Executive said amount will be paid to his Estate and/or other beneficiaries. The benefit shall be determined in the following manner:

            1). First, determine the monthly benefit payments
                that Executive would have received between the date of his death and January 1, 2035.

            2). Next, determine the present value of the benefit
                payments identified in Section III(C)(2)(f)(1) of this Agreement as of the first day of the month following Executive's date of death. The present value will be based on the discount rate specified in Section VII(K) of this Agreement.

            3). Within sixty (60) days following Executive's
                death, the Bank will pay to Spouse (or his Estate and/or other beneficiary) a lump sum amount equal to the present value determined under Section III
                (C)(2)(f)(2) of this Agreement.

            4). This benefit is in addition to any benefit
                payable under the Group Term Replacement Plan for Certain Officers.

     D. Disability Retirement

       1. Disability

         a. Disability is defined in accordance with the terms and provisions of Executive's Employment Agreement by and among Union National Financial Corporation, the
            Bank, and Executive dated January 1, 2004.

         b. Disability Benefit

            1). Upon Executive's termination of employment due to
                a Disability as defined in his Employment
                Agreement and before he attains his Normal
                Retirement Age, the Bank shall deposit into Executive's Contingent Disability Trust (Appendix
                A) an amount equal to the accrued liability that is used in the FASB 87 calculations for the plan as of the Calculation Date prior to the date of Disability. Except as provided under Section III(D)(1)(b)(3) of this Agreement, no further benefits shall be payable to the Executive under this Agreement during the period of Disability.

            2). If Executive attains his Normal Retirement Date
                while Disabled, no benefits will be paid under this Agreement and this Agreement will terminate.

            3). If he returns to employment following a period of
                Disability, Executive's benefit upon a subsequent termination of employment, if any, shall be reduced by amounts payable from the Executive's Contingent Disability Trust in accordance with its terms.

     E. Pre-Retirement Death

       1. Benefit Description

         a. A single lump sum benefit amount will be paid to Spouse if Executive should die before the later of his Normal or Late Retirement Date. If Spouse predeceases Executive said amount will be paid to his Estate and/or other beneficiaries. The benefit shall be determined in the following manner:

            1). First, determine the monthly benefit payments
                that Executive would have received between his Normal Retirement Date (or Late Retirement Date, if applicable, assuming he retired on his date of death and monthly benefit commenced on the first day of the month following his date of death) and January 1, 2035.

            2). Next, determine the present value of the benefit
                payments identified in Section III(E)(1)(a)(1) of this Agreement as of the first day of the month following Executive's date of death. The present value will be based on the discount rate specified in Section VII(K) of this Agreement.

            3). Within sixty (60) days following Executive's
                death, the Bank will pay to Spouse (or his Estate and/or other beneficiary) a lump sum amount that is equal to the present value as determined under
                Section III(E)(1)(a)(2) of this Agreement.

            4). This benefit is in addition to any benefit
                payable under the Group Term Replacement Plan for Certain Officers.

     F. Change in Control

       1. Change in Control Retirement Date

         a. Executive's Change in Control Retirement Date is the first day of the month following a termination of employment as a result of a Change in Control as defined in Section V of this Agreement.

       2. Change in Control Retirement Benefit

         a. Executive's Change in Control Retirement Benefit is the accrued benefit calculated on the December 31st immediately prior to his Change in Control Retirement
            Date.

         b. The benefit is a monthly benefit payable for the life of Executive.

         c. The first benefit payment will be made on the Change of Control Retirement Date.

         d. The last benefit payment will be made on the first day of the month that Executive dies.

         e. The monthly benefit will increase by three percent (3%) after twelve (12) benefit payments have been made. The benefit will increase thereafter by three percent (3%) at the end of each subsequent twelve
            (12) month period.

         f. A single lump sum benefit amount will be paid to Spouse if Executive dies before January 1, 2035. If Spouse predeceases Executive said amount will be paid to his Estate and/or other beneficiaries. The benefit shall be determined in the following manner:

            1). First, determine the monthly benefit payments
                that Executive would have received between his date of his death and January 1, 2035.

            2). Next, determine the present value of the benefit
                payments identified in Section III (F)(2)(f)(1) of this Agreement as of the first day of the month following Executive's date of death. The present value will be based on the discount rate specified in Section VII(K) of this Agreement.

            3). Within sixty (60) days following Executive's
                death, the Bank will pay to Spouse (or his Extate and/or other beneficiary) a lump sum amount that is equal to the present value as determined under
                Section III(F)(2)(f)(2) of this Agreement above.

            4). This benefit is in addition to any benefit
                payable under the Group Term Replacement Plan for Certain Officers.

         g. Within sixty (60) days following his Change in Control Retirement Date, Executive may elect to receive a single lump sum payment that is equal to the present value of the retirement and death benefits that would be payable to him and/or his Spouse as a result of his Change of Control Retirement. The present value will be based on the discount rate specified in Section VII(K) of this Agreement and the 1983 Group Annuity Mortality Table.

     G. Termination of Employment

       1. Definition

         a. Executive shall be entitled to a benefit under this Agreement if he terminates employment before age 62 for any reason other than Death, Disability, or Change in Control.

       2. Termination Benefit

         a. The benefit amount will be calculated in the following manner:

               Benefit = Vesting Percentage x Accrued Benefit

         b. Vesting Percentage - the vesting percentage will be based on the chart below:


     Year of Termination        Vesting Percentage
             2004                       0%
             2005                       0%
             2006                       0%
             2007                       0%
             2008                       0%
             2009                       0%
             2010                      46%
             2011                      54%
             2012                      62%
             2013                      69%
             2014                      77%
             2015                      85%
             2016                      92%


         c. The initial benefit payment will be equal to the Benefit as calculated above in Section III(G)(2)(c) multiplied by (1.03)n where n = 2016 - the year of Executive's employment termination.

         d. Benefit payments will begin on January 1, 2017.

         e. Monthly benefits will increase by three percent (3%) on each January 1st after 2017.

         f. A single lump sum benefit amount will be paid to Spouse if Executive dies before January 1, 2035. If Spouse predeceases Executive said amount will be paid to his Estate and/or other beneficiaries. The benefit shall be determined in the following manner:

            1). First, determine the monthly benefit payments
                that Executive would have received between his date of death and January 1, 2035.

            2). Next, determine the present value of the benefit
                payments identified in Section III(G)(2)(f)(1) of this Agreement as of the first day of the month following Executive's date of death. The present value will be based on the discount rate specified in Section VII(K) of this Agreement.

            3). Within sixty (60) days following Executive's
                death, the Bank will pay to Spouse (or his Estate and/or other beneficiary) a lump sum amount equal to the present value determined under Section III
                (G)(2)(f)(2) of this Agreement.

            4). This benefit is in addition to any benefit
                payable under the Group Term Replacement Plan for Certain Officers.

     H. Long Term Care

       1. Acquisition of Insurance Protection

         a. The Bank shall purchase on or before the Effective Date a Long Term Care insurance policy that will provide benefits to Executive and/or his Spouse in the event either or both should require long term care on or after the Effective Date.

         b. The specific terms and conditions of the long term care benefits payable under this Section will be specified in the Long Term Care insurance policy which will be attached to this Agreement as an [Appendix B].

       2. Long Term Care Benefit for Executive

         a. The amount of benefit that will be acquired for Executive is summarized below.

            1). A benefit of $200 a day will be paid to Executive
                if he should have a need for long term care on or after the Effective Date.

            2). The insured benefit payment amount will increase
                five percent (5%) a year, with the first increase to occur effective January 1, 2005.

            3). Benefits in pay status will also increase five
                percent (5%) on each January 1st following benefit commencement.

       3. Long Term Care Benefit for Spouse

         a. The amount of benefit that will be acquired for Spouse is summarized below.

            1). A benefit of $150 a day will be paid to Spouse if
                she should have a need for long term care on or after the Effective Date.

            2). The insured benefit payment amount will increase
                five percent (5%) a year, with the first increase to occur effective January 1, 2005.

            3). Benefits in pay status will also increase five
                percent (5%) on each January 1st following benefit commencement.

       4. Insurance Premiums

         a. The Bank will acquire a policy that provides for the payment of ten (10) annual premiums with the first premium due January 1, 2004.

         b. The Bank is responsible for the payment of all premiums unless Executive terminates employment on or after January 1, 2010 or for other than Normal
            Retirement, Late Retirement, Disability Retirement,
            Death, or Change in Control Retirement.

         c. Executive may elect to assume responsibility for the payment of the remainder of the premiums if Executive terminates employment before January 1, 2010 or for any reason other than Normal Retirement, Late Retirement, Disability Retirement, Death, or Change in Control Retirement.

         d. Executive may require the Bank to pay all remaining premiums to him as a lump sum if he terminates employment as a result of a Change in Control
            Retirement.

IV.  BENEFIT ACCOUNTING

     The Bank shall account for this benefit using the regulatory accounting principles of the Bank's primary federal regulator. The Bank shall establish an accrued liability retirement account for Executive into which appropriate reserves shall be accrued.

V.CHANGE OF CONTROL

     As used in this Agreement, "Change in Control" shall mean the occurrence of any of the following:

     A. (A) a merger, consolidation or division involving Union National Financial Corporation ("Corporation") or Bank,
       (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or
       (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

     B. any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities, or

     C. during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

     D. any other change in control of Corporation and Bank similar in effect to any of the foregoing.

VI.RESTRICTIONS ON FUNDING

     The Bank shall have no obligation to set aside, earmark, or entrust any fund or money in order to pay its obligations under this Agreement. Executive, their beneficiary(ies), or any successor in interest shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

     The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Agreement or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Bank elect to fund this Agreement, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Executive be deemed to have any lien, right, title or interest in any specific funding investment or assets of the Bank.

     If the Bank elects to invest in a life insurance, disability or annuity policy on the life of Executive, then Executive shall assist the Bank by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

     All purchases of insurance are subject to and must comply with any requirement of Section 402 of GLBA as determined by the SEC. The Bank may rely on an opinion of counsel in absence of any written guidance by the Securities and Exchange Commission or case law.

VII. MISCELLANEOUS

     A. Alienability and Assignment Prohibition:
        _______________________________________

        Neither Executive, nor Executive's surviving spouse, nor any other beneficiary(ies) under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by Executive or Executive's beneficiary(ies), nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise.

     B. Assignment:
        __________

        This Agreement shall be assignable by Bank to their successors and affiliates.

     C. Amendment or Revocation:
        _______________________

        It is agreed by and between the parties hereto that, during the lifetime of Executive, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of Executive and the Bank.

     D. Gender:
        _______

        Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

     E. Effect on Other Bank Benefit Plans:
        __________________________________

        Nothing contained in this Agreement shall affect the right of Executive to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure.

     F. Headings:
        ________

        Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

     G. Applicable Law:
        ______________

        The validity and interpretation of this Agreement shall be governed by the laws of the State of Pennsylvania.

     H. 12 U.S.C. Section 1828(k):
        __________________________

        Although the Bank considers the Executive's Compensation under this Agreement to be reasonable, any payments made to Executive pursuant to this Agreement, or otherwise, may be subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) or any regulations
promulgated            thereunder.

     I. Partial Invalidity:
        __________________

        If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, this Agreement shall remain in full force and effect notwithstanding such partial invalidity.

     J. Not a Contract of Employment:
        ____________________________

        This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Bank to discharge Executive, or restrict the right of Executive to terminate employment.

     K. Present Value:
        _____________

        All present value calculations under this Agreement shall be based on the following discount rate:

        Discount Rate: The discount rate as used in the FASB 87 calculations for Executive Plan.

        Mortality Table:  For Executive - the most recent Group
Annuity Mortality Table for Males published by the Society of Actuaries.

        For Spouse - the most recent Group Annuity Mortality
Table for Females published by the Society of Actuaries.

VIII. Named Fiduciary and Plan Administrator

          The "Named Fiduciary and Plan Administrator" of this Agreement shall be the Vice President, Human Resources for the Bank until his or her resignation or removal by the Board. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control and administration of Agreement. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of Agreement including the employment of advisors and the delegation of ministerial duties to qualified individuals.

IX. Claims Procedure and Arbitration

          In the event a dispute arises over benefits under this Agreement and benefits are not paid to Executive and such claimant feels he or she is entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within sixty (60) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within sixty (60) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Agreement upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimant if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid sixty-day period.

          If a claimant desires a second review he or she shall notify the Named Fiduciary and Plan Administrator in writing within sixty (60) days of the first claim denial. Claimant may review this Executive Plan or any documents relating thereto and submit any written issues and comments he or she may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan Agreement upon which the decision is based.

          If a claimant continues to dispute the benefit denial based upon completed performance of this Executive or the meaning and effect of the terms and conditions thereof, then the claimant may submit the dispute to an arbitrator for final arbitration. Any controversy, claim or dispute between the parties concerning this Agreement or the breach thereof shall be finally settled by arbitration in Lancaster County, Pennsylvania pursuant to the rules of the American Arbitration Association regarding employment disputes. In such instances, it is agreed that the dispute shall be submitted to final and binding arbitration by one arbitrator; provided, however, that either party may request that there be three arbitrators, in which case each party shall select one arbitrator, and the two arbitrators so selected shall select a third. All costs of arbitration (other than the costs of a party's own witnesses and professional advisors) shall be paid by the nonprevailing party. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such arbitrator with respect to any controversy properly submitted to it for determination.

          Where a dispute arises as to the Bank's discharge of Executive "for cause," such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

X.   TERMINATION OR MODIFICATION OF AGREEMENT BY REASON
     OF CHANGES IN THE LAW, RULES OR REGULATIONS

     The Bank is entering into this Agreement upon the assumption that certain existing tax laws, rules and regulations will continue in effect in their current form. If any said assumptions should change and said change has a detrimental effect on this Agreement, then the Bank reserves the right to terminate or modify this Agreement accordingly. Upon a Change of Control (Paragraph V), this paragraph shall become null and void effective immediately upon said Change of Control.

XI.  DEATH OF EXECUTIVE

     Notwithstanding anything herein to the contrary, this Agreement shall terminate upon the death of Executive and the full and complete payment of all benefits provided for under this agreement.

     IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first date set forth hereinabove, and that, upon execution, each has received a conforming copy.


                 Union National Community Bank
                    Mount Joy, Pennsylvania

  /s/ R. Michael Mohn              By:/s/ Clement M. Hoober, CFO
________________________              _________________________
Witness                               Title



  /s/ R. Michael Mohn                 /s/ Mark D. Gainer
________________________              _________________________
Witness                               Executive

                           APPENDIX A


             Contingent Disability Trust Agreement for

                         Mark D. Gainer
                         ______________



                         BENMARK, INC.
              1100 Circle 75 Parkway, Suite 300
                  Atlanta, Georgia  30339
                 Telephone:(770) 952-1529
                 Facsimile:(770) 952-8029

            CONTINGENT DISABILITY TRUST AGREEMENT FOR
                         Mark D. Gainer

     This Contingent Disability Trust Agreement for
Mark D. Gainer made effective the 31st day of December, 2003, by
______________
and between Union National Community Bank (hereinafter "Bank")
            _____________________________
and Eastern Bank (hereinafter "Trustee");

     WHEREAS, Bank has adopted the Executive/Director Salary
Continuation Agreement (hereinafter "Plan") as listed in Appendix
A;

     WHEREAS, Bank has incurred or expects to incur liability
under the terms of such Plan with respect to Mark D. Gainer, a
                                             ______________
participant of such Plan (hereafter "Participant");

     WHEREAS, Bank wishes to establish a Trust (hereinafter called "Trust") that is to be unfunded until such time that the Participant experiences a qualified Period of Disability, as defined in the Mass Mutual disability policy referenced below, and if after any such qualified Period of Disability, disability benefits pursuant to said policy will be contributed to this Trust, and will be held therein, until paid to Participant and his or her beneficiaries in such manner and at such times as specified below;

     WHEREAS the Bank has purchased the following disability income insurance policy from Mass Mutual that will make contributions to the Trust only upon the contingency of disability of said Participant, in order to provide the Trust with a source of funds to provide a benefit to the Participant at Normal Retirement Age under the Plan:

          Insured:           Mark D. Gainer
          Insurance Company: Mass Mutual Life Insurance Company
          Policy Form:       Disability
          Policy Name:       Radius
          Policy Number:     ____________________


     Now, therefore, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

     Section 1.  Establishment of Trust and Funding on Disability
     ____________________________________________________________
     The Trust shall remain unfunded until the Participant experiences any qualifying Period of Disability, as defined in the Plan. In the event that there is no qualifying Period of Disability during the term of the Plan prior to Normal Retirement Age and/or upon the Participant's termination from the Bank for any reason, this Trust shall immediately terminate pursuant to
Section 10 of this Trust Agreement.

     Following any qualifying Period of Disability, the Trustee shall receive deposits from Mass Mutual in the form of disbursements made arising out of the disability policy on the
Participant (hereafter "Contributions.")   The Trustee is also
authorized to accept deposits from Bank, or other sources. Any and all deposits made to the Trust will constitute the Trust Account ("Account") which shall be held, administered and disposed of by Trustee as provided below.

     The Trustee shall be accountable for all property and deposits received, but the Trustee shall have no duty to see that the balance of the Account is sufficient to provide for the retirement, disability, death or other benefits provided under the Plan, nor shall the Trustee be obligated or have any right to enforce or collect any funds from the Bank.

     The principal of the Trust, and any earnings therefrom shall be held separate and apart from other funds of Bank and shall be used exclusively for the uses and purposes of the Participant.
No part of the Trust corpus is intended at any time or under any
circumstances to revert to the Bank.   All deposits so received
with the income therefrom and any other increment thereon shall be held, managed and administered by the Trustee pursuant to the terms of this Trust.

     As of the end of each calendar year after the Trust is funded, the Trustee shall determine the fair market value of the Trust investments, after adding any deposits made to the Trust and deducting distributions and any expenses of administration paid out of the Trust during such year. In determining such value, the Trustee shall use such generally accepted methods and basis as the Trustee, in its discretion, shall deem advisable; provided, however, that the Trustee shall be entitled to request, receive and rely conclusively on the value of any insurance policy as set forth in documents or schedules provided to the Trustee by the issuer. All income of the Trust earned during each calendar year shall become principal as of the end of such year.

     The Contributions, as well as earnings thereon, shall be used by the Trustee:
     (i) to provide the applicable portion of the retirement benefit or disability benefit payable to the Participant pursuant to the Plan and the Trust,
     (ii) to provide the applicable portion of the pre-retirement death benefit payable to the Participant pursuant to the Plan and the Trust,
     (iii)for the reasonable compensation of, and reasonable expenses incurred by, the Trustee in connection with the administration of the Trust, pursuant to the terms of the Trust, to the extent such compensation and expenses are not paid directly by the Bank. The Bank may, from time to time, make additional contributions to the Account in such amount as shall be required to compensate the Trustee as well as any actuarial firm employed to provide actuarial services to the Bank, and/or the Trustee; provided, however, that the Trustee shall have the authority to pay the reasonable compensation and expenses set forth in this subsection
     (iv) whether or not such additional contributions are made by the Bank; and provided further, that the Trustee shall not be required to pay any such actuarial expenses unless directed to do so by the Bank.

     Section 2.  Payments to Plan Participants and Their
     ___________________________________________________
     Beneficiaries
     _____________
     On the Participant attaining the Normal Retirement Age as specified in the Plan, if there has been any qualifying Period of Disability and if there exist any funds in said Account, the Trustee shall pay to the Participant any amounts that would have been due to the Participant under the Plan had no disability existed, for such period of time that is sufficient to deplete the Account.

     If applicable, the Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plan(s) and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Bank.

     The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plan shall be determined by Bank or such party as it shall designate under the Plan, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan.

     In all instances, to the extent the language in the Plan conflicts with the language in this Trust, the Trust shall be controlling. Nothing in this Trust Agreement shall require the Trustee to enforce the payment of any Benefit under the Plan that is not met by the application of assets in the Account.

     Section 3.  Spendthrift Provision
     _________________________________
     Except as otherwise required by law, no interest of any Beneficiary in, or right to receive distribution from, assets held in the Account shall be subject in any manner to sale, anticipation, transfer, assignment, pledge, mortgage, encumberment, hypothecation, attachment, garnishment, discharge or other alienation or encumbrance of any kind, nor shall such interest or right to receive distributions be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or obligations or claims against, the Participant or the Participant's Beneficiary, including claims in bankruptcy proceeds.

     Section 4.  Trustee's Powers
     ____________________________
     The Trustee shall have the following powers and authority in the administration of the Trust, in addition to those vested in it elsewhere in this Trust Agreement or by law:
     (a) To invest and reinvest Trust assets, without distinction between principal and income, in any kind of property, real, personal or mixed, tangible or intangible, and in any kind of investment, security or obligation suitable for the investment of Trust assets, including federal, state and municipal tax-free obligations and other tax-free investment vehicles, insurance policies and annuity contracts, and any common Trust fund, group Trust, pooled fund, or other commingled investment fund maintained by the Trustee or any other bank or entity for Trust investment purposes in which the Trust is eligible to invest and the provisions governing such fund shall be part of the Trust Agreement as though fully restated herein.

     (b) To purchase, and maintain as owner, a life insurance policy or policies with respect to the above Plan participant; provided, however, the Trustee shall not be required to purchase or take any action under any life insurance policy or policies that shall designate the face amount of and terms of such policy and the insurance company;
     (c) To sell for cash or on credit, to grant options, convert, redeem, exchange for other securities or other property, or otherwise to dispose of, any security or other property at any time held except that the Trustee shall have no right or obligation to take any action with respect to any insurance contract or policy;
     (d) To settle, compromise or submit to arbitration, any claims, debts or damages, due or owing to or from the Trust, to commence or defend suits or legal proceedings and to represent the Trust in all suits or legal proceedings; provided, however, the Trustee shall not be expected or required to undertake any of the foregoing unless there are sufficient assets in the Trust with which to do so, or the Trustee has received assurances by a party to this Trust, satisfactory to the Trustee, of the payment or reimbursement of the expenses connected therewith;
     (e) To exercise any conversion privilege (other than conversion privileges with respect to any insurance policy which shall be exercised only upon direction of the Bank) and/or subscription right available in connection with securities or other property at any time held, to oppose or to consent to the reorganization, consolidation, merger or readjustment of the finances of any corporation, bank or association or to the sale, mortgage, pledge or lease of the property of any corporation, bank or association any of the securities of which may at any time be held and to do any act with reference thereto, including the exercise of options, the making of agreement or subscription, which may be deemed necessary or advisable in connection therewith, and to hold and retain any securities or other properties so acquired;
     (f) To hold cash uninvested for a reasonable period of time (not in excess of thirty (30) days) under the circumstances without liability for interest, pending investment thereof or the payment of expenses or making distributions therewith;
     (g) To form corporations and to create Trusts to hold title to any securities or other property, all upon such terms and conditions as may be deemed advisable;
     (h) To employ suitable agents and counsel and to pay their reasonable expenses and compensation;
     (i) To register any securities held hereunder in the name of the Trustee or in the name of a nominee with or without the addition of words indicating that such securities are held in a fiduciary capacity and to hold any securities in bearer form and to combine certificates representing such securities with certificates of the same issue held by Trustee in other fiduciary or representative capacities, or to deposit securities in any qualified central depository where such securities may be held in bulk in the name of the nominee of such depository with securities deposited by other depositors, or deposit securities issued by the United States Government, or any agency or instrumentalities thereof, with a Federal Reserve Bank;
     (j) To make, execute and deliver, as Trustee, any and all conveyances, contracts, waivers, releases or other instruments in writing necessary or proper for the accomplishment of any of the foregoing powers; and

     (k) To have any and all other powers or authority, under the laws of the state in which the Trustee's principal executive offices are located, relevant to performance in the capacity as Trustee.

     When and if requested to do so by the Bank, significant and material actions taken by the Trustee in connection with the administration of the Trust shall be evidenced by a written instrument signed by the Trustee. The Bank shall be entitled to receive a copy of said written instrument, upon written request delivered to the Trustee.


     Section 5.  Payment of Taxes and Expenses
     _________________________________________
     The Trustee shall pay out of the Trust, all incremental taxes of any and all kinds levied or assessed with respect to the principal or earnings of the Trust.

     The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon by the Bank and the Trustee. Such compensation and all reasonable costs, charges, taxes and expenses incurred by the Trustee in connection with the administration of the Trust, including counsel fees, shall be withdrawn by the Trustee out of the Trust unless paid or advanced by the Bank. In the event that the assets of the Trust are not sufficient to pay such costs, charges, taxes and expenses, such costs, charges and expenses shall be paid to the Trustee by the Bank.

     Section 6.  Records and Accounts of Trustee
     ___________________________________________
     The Trustee shall keep accurate and detailed accounts of all investments, receipts, disbursements and other transactions hereunder, and all accounts, books and records relating thereto shall be open to inspection and audit at all reasonable times by any person designated by the Bank, or by the Participant.

     Within thirty (30) days after the close of each fiscal year of the Trust or such date as may be agreed upon in writing between the Bank and the Trustee, and within forty-five (45) days after the effective date of the resignation or removal of the Trustee as provided hereunder, the Trustee shall file with the Participant and the Bank a written accounting setting forth all investments, receipts, disbursements and other transactions effected by it during the year ending on such date (but not including any part of such year for which such an accounting has previously been filed) and certified as to the accuracy of the information set forth therein. In valuing any policy or contract issued by an insurance company, the Trustee may rely conclusively on any value placed thereon by the issuer thereof. Such accounting may incorporate by reference any and all schedules and other statements setting forth investments, receipts, disbursements and other transactions effected during the period for which such accounting is rendered that the Trustee has furnished prior to the filing of such accounting. Each accounting so filed (and copies of any schedules and statements incorporated therein by reference as aforesaid) shall be open to inspection during business hours by the Bank, Participant or any other person so designated by Participant or, after Participant's death, by Participant's said Beneficiary, for a period of sixty
(60) days immediately following the date on which the accounting is filed. In the absence of written exceptions or objections to any such accounting filed within ninety (90) days, the Participant and the Bank shall be deemed to have jointly approved such accounting; and in such case, or upon the written approval of any such accounting, the Trustee shall be released, relieved and discharged with respect to all matters set forth in such accounting as though such accounting had been settled by the decree of a court of competent jurisdiction.

     Section 7.  Protection of the Trustee
     _____________________________________
     The Trustee shall be fully protected by the Bank and the Participant in relying upon a certification of the Participant, or when appropriate, an authorized representative of the Bank with respect to any instruction, direction or approval of the Participant, or when appropriate, the Bank required or permitted hereunder, and protected also in relying upon the certification until a subsequent certification is filed with the Trustee.
     The Trustee shall be fully protected in acting or relying upon any instrument, certificate, or paper believed by it to be genuine and to be signed or presented by the proper person or persons, and the Trustee shall be under no duty to make any investigation or inquiry as to any statement contained in any such writing, but may accept the same as conclusive evidence of the Trust and accuracy contained therein.
     The Trustee's obligations hereunder shall be determined solely by the terms of this Trust Agreement. The Trustee shall not be liable hereunder for any loss or diminution of the Trust resulting from any reasonable action taken or omitted or any action taken by the Trustee in accordance with this Trust Agreement.
      Nothing contained in this Trust Agreement shall require the Trustee to risk or expend its own funds in the performance of its duties hereunder. In the acceptance and performance of its duties hereunder, the Trustee acts solely as Trustee of the Trust and not in its individual capacity, and all persons, other than Bank, Participant, or the Participant's Beneficiary having any claim against the Trustee related to this Trust Agreement or the actions or agreements of the Trustee contemplated hereby shall look solely to the Trust for the payment or satisfaction thereof, except to the extent that the Trustee has engaged in willful misconduct or gross negligence, or the Trustee has willfully breached its obligation under this Trust Agreement.

     Section 8.  Resignation, Removal and Succession of Trustee
     __________________________________________________________
     The Trustee acting hereunder may resign at any time by giving at least ninety (90) days written notice to the Participant.

     The Participant and the Bank may jointly remove the Trustee at any time by giving at least ninety (90) days prior written notice to the Trustee. The Participant and the Bank shall jointly appoint a successor Trustee to fill any vacancy in the office of Trustee, howsoever caused, which successor Trustee shall be a bank or Trust company located in the continental United States.

     Each successor Trustee shall succeed to the title to the Trust vested in its predecessor, without the signing or filing of any further instrument, but any resigning or removed Trustee shall execute all documents and do any acts reasonably necessary to vest such title of record in any successor Trustee. Each successor Trustee shall have and enjoy all powers, both discretionary and ministerial, of its predecessor. No successor shall be personally liable for any act or failure to act of any predecessor Trustee; and, with the joint approval of the Participant and Bank, a successor Trustee may accept the account rendered and the property delivered to it by its predecessor Trustee as a full and complete discharge of the predecessor Trustee without incurring any liability or responsibility for so doing.

     Section 9.  Trust Irrevocable
     _____________________________
     Except as provided herein, there are no conditions or reservations of power in any person to revoke this Trust, in whole or in part. This Trust shall be irrevocable. There are no conditions or reservations of power in any person to free any or all of the property constituting the Account from the terms of the Trust.

     Section 10.   Termination of Trust
     __________________________________
     The Trust Account shall only be funded on the occurrence of any qualified Period of Disability of the Participant as defined in the Plan. If, when the Participant reaches Normal Retirement Age or the Participant's employment with the Bank is terminated, and the Participant has had no qualifying Period of Disability sufficient to invoke funding of the Trust, the Trust will
automatically terminate unfunded.   The Trust will also terminate
unfunded if at any time the above referenced Disability Policy with Mass Mutual lapses, terminates, or is surrendered, cancelled or ceases to be owned by the Bank for any reason.

     If the Participant experiences a qualifying Period of Disability sufficient to fund the Trust, the Trust shall continue as set forth herein until all funds payable from the Account are paid, at which time the Trust will terminate. If necessary, the Trust shall continue throughout the life of Participant until the remaining retirement or disability benefits are paid or until any pre-retirement death benefits payable from the Account are paid. Upon the death of the Participant, the Trust will terminate, and all remaining funds in the Account will be paid to the Participant's named beneficiary.

     Once funded, the Trust shall terminate upon:
     (i) the complete satisfaction of all Benefit obligations pursuant to this Trust Agreement, and
     (ii) the complete distribution of all of the assets of the Account pursuant to the terms of the Agreement.
     (iii)death of the Participant.

     Upon termination of the Trust, the Trustee shall continue to have such powers as are necessary or desirable to wind up the business of the Trust, including the preparation of the final accounting and filing of any tax returns and/or payment of any taxes due and owing in connection with the Trust. Upon termination of the Trust and following the satisfaction of all liabilities of the Trust, all assets remaining in the Trust, if any, shall be distributed to the Participant or to the Participant's Beneficiary, as applicable.

     Section 11.  Exclusive Benefit
     ______________________________
     The Account shall be held by the Trustee in accordance with the terms of this Trust and the Agreement for the exclusive benefit of Participant, and shall be applied to provide Benefits under the Agreement in accordance with the terms thereof, to pay taxes and compensation, costs and expenses of the Trustee to the extent not otherwise paid by the Bank and to make such other payments authorized hereinabove.

     Section 12.  Fiduciary Responsibility and Liability
     ___________________________________________________
     In carrying out its responsibilities under the Trust, the Trustee and any other fiduciary hereunder shall act solely in the interest of the Participant and with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent individual acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. Nothing contained herein shall be construed to narrow or limit the Trustee's right to rely on the certifications, instruments, or papers upon which it relies in good faith in carrying out its duties and responsibilities hereunder, as more fully set forth above.

     The Bank shall, to the extent permitted by law, indemnify the Trustee and hold it harmless from and against any claims or liabilities, losses, costs or expenses (including reasonable attorney's fees) of whatsoever kind and nature that may be asserted against or incurred by the Trustee by reason of its taking or refraining from taking action hereunder, except to the extent due the Trustee's gross negligence or willful misconduct, as finally determined by a court of law or pursuant to binding arbitration.

     Section 13.  Payments to Minors
     _______________________________
     In the event that any amounts due and owing hereunder are payable to any Beneficiary who is a minor, such amounts shall not be paid to such Beneficiary but shall be paid instead to such person' parent or legal guardian or a custodian under the Uniform Gifts to Minor's Act or Uniform Transfers to Minors Act of any
jurisdiction, in any case   for the benefit of such Beneficiary,
until such Beneficiary reaches the age of majority, and the Trustee shall have no obligation to see to the proper application thereof.

     Section 14.  Rule Against Perpetuities
     ______________________________________
     Notwithstanding any other provision of this Trust, unless sooner terminated in accordance with its provisions, this Trust shall cease and terminate within twenty-one (21) years (plus any required period of gestation) after the death of the last survivor of the following persons: (i) the Participant, or (ii) any individual Beneficiary living at the date of the Participant's death. If the designated Beneficiary hereunder is a Trust, the persons who are beneficiaries of said Trust shall be deemed to be the individual Beneficiaries hereunder. If on the day preceding the expiration of such period any property is still held in Trust hereunder, such property shall immediately vest in and be distributed to the designated Beneficiary hereunder.

     Section 15.  Governing Laws
     ___________________________
     This Trust Agreement and the Trust created herein shall be constructed, regulated and administered under the laws of the Commonwealth of Massachusetts. All contributions to the Trust shall be deemed to take place in such state. The Trustee may at any time initiate an action or proceeding for the settlement of its accounts or for the determination of any question of construction that may arise or for instructions, and the only necessary parties defendant to such action shall be the Bank and Participant, except that the Trustee may, if it so elects, bring in as parties defendant any other person or persons.

     Section 16.  Counterparts
     _________________________
     This Trust Agreement shall be executed in any number of counterparts, each one of which shall be deemed to be an original, but all of which shall together constitute only one agreement.

     Section 17.  Notice
     ___________________
     Every direction, revocation or notice authorized or required hereunder shall be deemed delivered to the Bank or the Trustee:

     (i) on the date it is personally delivered to the Bank or the Trustee at its respective principal executive offices, or

     (ii) three (3) business days after it is sent by registered or certified mail, postage prepaid, addressed to the Bank or the Trustee at such principal executive offices.

     Every direction, revocation or notice authorized or required hereunder shall be deemed delivered to the Participant or Beneficiary as the case may be:

     (i) on the date it is personally delivered to him or her, or

     (ii) three (3) business days after it is sent by registered or certified mail, postage prepaid, addressed to him or her at the last address shown for him or her on the records of the Bank.

     Participant shall keep the Bank and the Trustee informed of his or her current address and the current address of his or her Beneficiary. Neither the Bank nor the Trustee shall be obligated to search for the whereabouts of any person. If the location of Participant is not made known to the Bank or the Trustee within one (1) year after the date on which distribution of retirement benefits from the Account is to first be made per the Agreement, distribution may be made as though Participant had died at the end of the one (1) year period.

     Communications under this Trust Agreement shall be in writing and, unless notification of a change of address is received by the appropriate parties, shall be sent to the following addresses:
             Trustee:   Thomas A. Nussbaum
                        Eastern Bank
                        2 Adams Place, AP06
                        Quincy, MA  02169-7456
             Bank:      Union National Community Bank
                        101 East Main Street
                        Mount Joy, PA 17552

     Section 18.  Waiver of Notice
     _____________________________
     Any notice required hereunder may be waived by the person entitled thereto.

     Section 19.  Gender and Number
     ______________________________
     Where the context permits, words in the masculine gender shall include the feminine and neuter genders, the singular shall include the plural, and the plural shall include the singular.

     Section 20.  Headings
     _____________________
     The headings of Sections of this Trust Agreement are for convenience of reference only and shall have no substantive effect on the provisions of this Trust Agreement.

     Section 21.  Severability
     _________________________
     In the event any provision of this Trust Agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the Trust
Agreement, and the Trust Agreement shall be construed and enforced as if such illegal or invalid provision had never been contained herein.

     Section 22.  Merger or Consolidation or Sale of Assets of
     _________________________________________________________
     Bank
     ____
     In the event of the merger or consolidation of the Bank with or into any other corporation, or in the event substantially all of the assets of the Bank shall be transferred to another corporation, the successor corporation resulting from the merger or consolidation, or the transferee of such assets, as the case may be, shall, as a condition to the consummation of the merger, consolidation or sale, assume the obligations of the Bank hereunder and shall be substituted for the Bank hereunder.

     Section 23.  Agreement Binding
     ______________________________
     The Trustee by executing this Trust Agreement agrees to be bound by the terms hereof and agrees to hold any property acceptable to the Trustee added hereto in accordance with the terms and conditions hereof. This Trust Agreement shall extend to be binding upon the successors of the parties hereto.

     IN WITNESS WHEREOF, this instrument has been executed as of the day and year first above written.
                       Union National Community Bank
                       Mount Joy, PA


Attest:                By:  /s/ Clement M. Hoober
                          __________________________
                       Bank Officer (other than Plan Participant)
/s/ Marcene L. Camara
_____________________

_____________________

Attest:                By:  /s/ Thomas A. Nussbaum
                          __________________________
                          Eastern Bank
                          Trustee
/s/ William G. Borchert
_____________________

_____________________


Attest:                By:  /s/ Mark D. Gainer
                          __________________________
                          Mark D. Gainer
/s/ Dwight N. Kreiser
_____________________

_____________________

                         EXHIBIT 10.12
                         _____________

      Group Term Replacement Plan for Certain Officers, CEO
           dated January 1, 2004 between Mark D. Gainer
                 and Union National Community Bank

                 UNION NATIONAL COMMUNITY BANK
                GROUP TERM REPLACEMENT PLAN FOR
                       CERTAIN OFFICERS

     THIS PLAN hereby made and entered into this 1st day of January, 2004, by and between Union National Community Bank, a national chartered commercial bank, located in Mount Joy, Pennsylvania (the "Bank") and the Participant selected to participate in this Plan (the "Participant").

                         INTRODUCTION

     The Bank wishes to attract and retain highly qualified vice presidents and officers. To further this objective, the Bank is willing to divide the death proceeds of certain life insurance policies which are owned by the Bank on the lives of the participating vice presidents and officers with the designated beneficiary of each insured participant. The Bank will pay life insurance premiums from its general assets. The participants understand that the Bank is using the insurance policy in which the participant has executed a Split Dollar Endorsement as a means to fund employee benefits for other employees consistent with the requirements of OCC Bulletin 2000-23 and are hereby consenting to such use by the Bank.

                           Article 1
                     General Definitions

The following terms shall have the meanings specified:

     1.1  "Change of Control" means any of the following:

          1.1.1 (A) a merger, consolidation or division involving Union National Financial Corporation ("Corporation") or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or
     (C) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy percent (70%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

          1.1.2 any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities; or

          1.1.3 during any period of two (2) consecutive years during the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

          1.1.4 any other change in control of Corporation and Bank similar in effect to any of the foregoing.

     1.2 "Compensation Committee" means either the Compensation Committee designated from time to time by the Bank's Board of Directors or a majority of the Bank's Board of Directors, either of which shall hereinafter be referred to as the Compensation Committee.

     1.3 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's position, as defined in the Bank's disability insurance policy and as determined by the Bank's disability insurance carrier. As a condition to any benefits, the Bank may require the Executive to submit to a physical or mental evaluations and tests, as the Board of Directors of the Bank may deem appropriate.

     1.4 "Insured" means the individual whose life is insured.

     1.5 "Insurer" means the insurance company issuing the life insurance policy on the life of the insured.

     1.6 "Other Group Term Coverage" means group term life insurance maintained on a Participant's life owned by the Bank that is in addition to the Policies covered under this Plan.

     1.7 "Normal Retirement Age" means age 62.

     1.8 "Normal Retirement Date" means the later of the Normal
Retirement Age or the date that the Participant terminates or is terminated for any reason other than being Terminated for Cause.

     1.9 "Participant" means an employee who is a the vice president, senior vice president, executive vice president, or president who elects in writing to participate in the Plan using the form attached hereto as Exhibit A, and signs a Split Dollar Endorsement for the Policy in which he or she is the Insured.

     1.10 "Policy" or "Policies" means the individual insurance policy (or policies) adopted by the Compensation Committee for purposes of insuring a Participant's life under this Plan.

     1.11 "Base Annual Salary" means the current base annual salary at the earliest of (1) the date of the Participant's death; (2) the date of the Participant's disability; (3) the Participant's retirement age, or the date of change of control.

     1.12 "Plan" means this instrument, including all amendments thereto.

     1.13 Terminated for "Cause" means that the Bank has terminated the Participant's employment pursuant to his or her Employment Agreement, if any, or termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty by the Executive in the performance of his duties which results in demonstrable material injury to the Bank, willful misconduct by the Executive, breach by the Executive of a fiduciary duty to the Bank involving personal profit, intentional failure to perform stated duties following the Bank giving written notice thereof to the Executive, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of the Agreement or any other act that the Bank deems a willful or a for cause reason for termination of the Executive's employment. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Bank.

                           Article 2
                         Participation

     2.1 Eligibility to Participate.The Compensation Committee in its sole discretion shall designate from time to time
Participants that are eligible to participate in this Plan.

     2.2 Participation. The eligible vice president or officer may participate in this Plan by executing an Election to Participate (Exhibit A) and a Split Dollar Endorsement (Exhibit
D). The Split Dollar Endorsement shall bind the Participant and his or her beneficiaries, assigns and transferees, to the terms and conditions of this Plan. A vice president's or officer's participation is limited to only Policies where he or she is the Insured. Exhibit B attached hereto sets forth the original Participants. It is intended that the Participant shall continue as a Participant until death regardless of Participant's employee status with the Bank. In the event the Bank decides to maintain the Policy after the Participant's termination of his or her participation in the Plan, the Bank shall be the direct beneficiary of the entire proceeds of the Policy.

     2.3 Termination of Participation. A Participant's rights under this Plan shall cease and his or her participation in this Plan shall terminate if either or both of the following events occur:

          2.3.1 The Participant's employment with the Bank is Terminated for Cause; or

          2.3.2 The Participant's employment with the Bank is terminated prior to Normal Retirement Age for reasons other than Disability.

     2.4 Disability. (A) Except as otherwise provided in paragraph (B) of this section 2.4, if the Participant's employment with the Bank is terminated because of the Participant's Disability, the Bank shall maintain the Policy in full force and effect and, in no event, shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement.

        (B) Notwithstanding the provisions of paragraph (A) of this section 2.4, upon the Disabled Participant's gainful employment with an entity other than the Bank, the Bank shall have no further obligation to the Disabled Participant, and the Disabled Participant's rights pursuant to the Plan shall cease. In the event the Disabled Participant's rights are terminated hereunder, the Bank shall be the direct beneficiary of the entire death proceeds of the Policy upon the death of the Disabled Participant.

     2.5 Retirement.Upon the retirement of the Participant, the Bank shall maintain the Policy in full force and effect and in no event shall the Bank amend, terminate or otherwise abrogate the Participant's interest in the Policy, provided, however that at all times the Policy shall be subject to the claims of the Bank's creditors, and further provided the Bank, in its sole discretion, may substitute a new policy sufficient to provide participant with death proceeds in such amount, as provided in this Agreement. The Participant's interest in the Policy shall be subject to the vesting schedule attached hereto as Exhibit C.

     2.6   Service.     For the purposes of this plan, service is
defined as the period of elapsed time from the Participant's initial date of employment with the Bank until the Participant's last day of employment with the Bank.

                           Article 3
                   Policy Ownership/Interests

     3.1 Bank Ownership. The Bank shall own Policies on each Participant's life and shall have the right to exercise all incidents of ownership. With respect to each Policy, the Bank shall be the direct beneficiary of an amount of death proceeds in excess of three times Base Annual Salary prior to retirement, or the Multiple of the Base Annual Salary of the insured/Participant based upon the Vesting Schedule attached hereto as Exhibit C following retirement.

     3.2 Participant's Interest. With respect to each Policy, the Participant, or the Participant's assignee, shall have the right to designate the beneficiary of an amount of death benefit based upon the Plan formula as described in the Participant's individual Split Dollar Endorsement. The Participant shall also have the right to elect and change settlement options with the consent of the Bank and the Insurer.

                           Article 4
                           Premiums

     4.1 Premium Payment. The Bank shall pay all premiums due on all Policies.

     4.2 Imputed Income. The Bank shall impute income to the Participant in an amount equal to the current term rate for the Participant's age multiplied by the aggregate death benefit payable to the Participant's beneficiary. The "current term rate" is the minimum amount required to be imputed under IRS regulation Section 1.61-22 and Revenue Ruling 2003-105, or any subsequent applicable authority.

                           Article 5
                          Assignment

     Any Participant may assign without consideration all interests in his or her Policy and in this Plan to any person, entity or trust. In the event a Participant shall transfer all of his/her interest in the Policy, then all of that Participant's interest in his or her Policy and in the Plan shall be vested in his/her transferee, who shall be substituted as a party hereunder, and that Participant shall have no further interest in his or her Policy or in this Plan.

                           Article 6
                            Insurer

     The Insurer shall be bound only by the terms of their corresponding Policy. Any payments the Insurer makes or actions it takes in accordance with a Policy shall fully discharge it from all claims, suits and demands of all persons relating to that Policy. The Insurer shall not be bound by the provisions of this Plan. The Insurer shall have the right to rely on the Bank's representations with regard to any definitions, interpretations, or Policy interests as specified under this Plan.

                           Article 7
                       Claims Procedure

     7.1 Claims Procedure. The Bank shall notify any person or entity that makes a claim against this Group Term Replacement Plan (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of Claimant's eligibility or ineligibility for benefits under this Plan. If the Bank determines that Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of this Plan on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect Claimant's claim, and a description of why it is needed, and (4) an explanation of this Plan's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     7.2 Review Procedure. If a Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that Claimant is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons which the Claimant believes entitle Claimant to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present Claimant's position to the Bank orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of this Plan on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bank, but notice of this deferral shall be given to the Claimant.

                           Article 8
                   Amendments and Termination

     8.1 Amendment or Termination of Plan. Except as otherwise provided in sections 2.3, 2.4, 2.5 and 8.2, (i) the Bank may amend or terminate the Plan at any time, and (ii) the Bank may amend or terminate a Participant's rights under the Plan at any time prior to a Participant's death by written notice to the Participant.

     8.2 Amendment or Termination of Plan Upon Change of Control. Notwithstanding the provisions of section 8.1, in the event of a Change of Control, the Bank or its successor shall maintain in full force and effect each Policy that is in existence on the date the Change of Control occurs and not terminate or otherwise abrogate a Participant's interest in the Policy, provided, however, that at all times the Policy shall be subject to the claims of the Bank's creditors. This section 8.2 shall apply to all Participants in the Plan on the date the Change of Control occurs, including by not limited to (i) a retired Participant who has an interest in the Policy pursuant to section 2.5; (ii) a Disabled Participant who has an interest in the Policy pursuant to section 2.4; and (iii) a Participant whose employment is terminated as a result of a Change of Control.

     8.3 Upon Change of Control, all Participants are 100% vested in the maximum benefit in the Participant's Split Dollar
Endorsement (Exhibit D), at the date of the Change of Control
(the greater of 1(i) or 1(ii)).

     8.4 A Participant may, in the Participant's sole and absolute discretion, waive his or her rights under the Plan at any time. Any waiver permitted under this section 8.3 shall be in writing and delivered to the Board of Directors of the Bank.

                           Article 9
                         Miscellaneous

     9.1 Binding Effect.  This Plan in conjunction with each
Split Dollar Endorsement shall bind each Participant and the Bank, their beneficiaries, survivors, executors, administrators and transferees, and any Policy beneficiary.

     9.2 No Guarantee of Employment. This Plan is not an employment policy or contract. It does not give a Participant the right to remain an employee of the Bank, nor does it interfere with the Bank's "at will" right to discharge a Participant, unless an existing employment agreement is in place. It also does not require a Participant to remain an employee nor interfere with a Participant's right to terminate employment at any time.

     9.3 Applicable Law. The Plan and all rights hereunder shall be governed by and construed according to the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     9.4 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Split Dollar Plan by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his/her last known address as shown on the records of the Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

     9.5 Entire Agreement. This Plan constitutes the entire agreement between the Bank and the Participant as to the subject matter hereof. No rights are granted to the Participant by virtue of this Plan other than those specifically set forth herein.

     9.6 Administration. The Bank shall have powers which are necessary to administer this Plan, including but not limited to:

          9.6.1 Interpreting the provisions of the Plan;

          9.6.2 Establishing and revising the method of accounting for the Plan;

          9.6.3 Maintaining a record of benefit payments; and

          9.6.4 Establishing rules and prescribing any forms necessary or desirable to administer the Plan.

     9.7 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under the Plan. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Bank executes this Plan as of the date indicated above.

                              COMPANY:
                              UNION NATIONAL COMMUNITY BANK

                              By  /s/ R. Michael Mohn
                                ________________________________
                              Title  VP, Human Resources Manager
                                   _____________________________

                           EXHIBIT A

                   ELECTION TO PARTICIPATE


I,    Mark D. Gainer    , an eligible Participant of the Union
  ______________________
National Community Bank Group Term Replacement Plan for Certain Officers (the "Plan") dated January 1, 2004, hereby elect and consent to become a Participant of the Plan in accordance with
Section 2.2 of the Plan. Additionally, I acknowledge that I have read the Plan document and agree to be bound by its terms.


Executed this   31st   day of   December  , 2003.
             __________      _____________     _

 /s/ R. Michael Mohn                 /s/ Mark D. Gainer
__________________________          __________________________
Witness                             Participant

                           EXHIBIT 13
                           __________

       Excerpts From Union National Financial Corporation's
               2003 Annual Report to Stockholders

                       ANNUAL REPORT 2003
             A solid foundation.  A soaring future.
              UNION NATIONAL FINANCIAL CORPORATION

TABLE OF CONTENTS

Financial Highlights . . . . . . . . . . . . . . . . . . . . . .1
To Our Stockholders . . . . . . . . . . . . . . . . . . . . . 2-3
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 4
Consolidated Statements of Income . . . . . . . . . . . . . . . 5
Consolidated Statements of Changes in Stockholders' Equity . . .6
Consolidated Statements of Cash Flows . . . . . . . . . . . . . 7
Notes to Consolidated Financial Statements . . . . . . . . . 8-19
Independent Auditor's Report . . . . . . . . . . . . . . . . . 20
Summary of Quarterly Financial Data . . . . . . . . . . . . . .20
Selected Financial Data . . . . . . . . . . . . . . . . . . . .21
Management's Discussion and Analysis . . . . . . . . . . . .22-36
Board of Directors . . . . . . . . . . . . . . . . . . . . . . 37

STOCK, BROKER AND DIVIDEND INFORMATION

Union National Financial Corporation has only one class of common stock authorized, issued and outstanding. The outstanding common stock is traded on the OTC Bulletin Board (OTCBB), primarily in Lancaster County, Pennsylvania, under the symbol UNNF. Prices presented in the table below reflect actual transactions known to management. Cash dividends, when declared by the Board of Directors, are payable on the 20th day of February, May, August and November. Stockholders of record may elect to have cash dividends deposited directly to their checking or savings account. Union National offers its stockholders a Dividend Reinvestment and Stock Purchase Plan, whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of the corporation and may purchase additional shares within specified limits.


                             Stock Price
                       ________________________       Dividends
Quarter                 High             Low          Per Share
_________________________________________________________________
First, 2003............$19.00           $16.40          $0.155
Second................. 21.25            18.65           0.155
Third.................. 21.50            19.85           0.160
Fourth................. 22.00            20.00           0.160

First, 2002............$15.50           $13.90          $0.125
Second................. 15.75            15.10           0.140
Third.................. 16.50            15.20           0.155
Fourth................. 17.25            16.20           0.155


CORPORATE INTRODUCTION

Union National Financial Corporation, headquartered in Mount Joy, Pennsylvania, is the holding company of Union National Community Bank. The bank provides a full range of financial services for both retail and business customers in Lancaster County, Pennsylvania. In addition to traditional banking services, Union National also offers insurance, retirement plan services and wealth management services through its UnionNationalAdvisors Group. Union National Community Bank has seven full-service offices in Columbia, Elizabethtown, Hempfield, Manheim, Manheim Township, Maytown and Mount Joy. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.

CORPORATE OFFICERS

Donald H. Wolgemuth, Chairman of the Board;  Mark D. Gainer,
President/CEO;  Michael A. Frey, Vice President;  Carl R.
Hallgren, Esq., Secretary;  Clement M. Hoober, CPA, Treasurer/CFO

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
(717) 293-4100

Ryan Beck & Co., Inc.
220 South Orange Avenue
Livingston, NJ 07039
(973) 597-6000

FORM 10-K REQUEST

The Form 10-K Report filed with the Securities & Exchange
Commission may be obtained, without charge, by writing to:
     Clement M. Hoober, CPA
     Treasurer/CFO
     Union National Financial Corporation
     P.O. Box 567
     Mount Joy, PA 17552

The annual report and other company reports are also filed electronically through the Electronic Data Gathering, Analysis and Retrieval System (EDGAR) which performs automated collection, validation, indexing, acceptance and forwarding of submissions to the Securities and Exchange Commission (SEC) and is accessible by the public using the internet at http://www.sec.gov/edgar.shtml.

NOTICE OF ANNUAL MEETING

The Annual Meeting of Stockholders will be held on Wednesday, April 28, 2004 at: The Gathering Place, 6 Pine Street, Mount Joy,
PA 17552.

                          FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)
                            December 31,  December 31, % Increase
                                2003         2002      (Decrease)
_________________________________________________________________
For the Year
  Total Interest Income......$ 18,034       $ 19,561      (7.8%)
  Total Interest Expense.....   6,703          8,107     (17.3%)
  Net Interest Income........  11,331         11,454      (1.1%)
  Net Income.................   3,216          3,160       1.8%

Per Share
  Net Income (Basic).........$   1.29       $   1.24       4.0%
  Net Income (Assuming Dilution) 1.27           1.23       3.3%
  Cash Dividends Paid........   0.630          0.575       9.6%
  Stockholders' Equity.......   11.03          10.62       3.9%

Average Balances
  Loans......................$200,808       $ 201,976     (0.6%)
  Investments and Other
     Earning Assets.......... 105,036          87,939     19.4%
  Total Assets............... 327,644         308,584      6.2%
  Total Deposits............. 226,781         215,242      5.4%
  Stockholders' Equity.......  27,046          25,900      4.4%

Return on Average
   Assets....................    0.98%           1.02%
   Stockholders' Equity......   11.89%          12.20%
   Realized Stockholders'
     Equity (1)..............   12.38%          12.51%

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.

                        TO OUR STOCKHOLDERS:

As Union National begins its 151st year, I would like to express my gratitude to everyone who has helped us build a solid foundation. It is because of the support of our stockholders, the commitment of our employees and the dedication of our customers, that we are able to remain a strong, independent community bank in the midst of a very unpredictable economic environment. With our firm foundation, we can confidently look forward to a soaring future.

We reflect on a year of great growth and achievement, which has set a new standard for the years to come. Union National has once again achieved record earnings as a result of many profitable initiatives in 2003. Following are just a few highlights of our accomplishments this past year:

* Our UnionNationalAdvisors group continued to expand the sale of annuities, mutual funds and other alternative investment products. These increased sales efforts resulted in increased revenues of $282,000 in 2003 over 2002.

* We recognized a significant increase in mortgage activity during 2003 resulting in revenues of $909,000, an increase of 95% as compared to 2002. With historically-low long-term interest rates, the mortgage business was flourishing as real estate sales increased and refinancings were at an all-time high.

* Union National generated significant commercial and consumer loan growth in 2003. With an expanded commercial banking department, we were better able to meet the diverse needs of the business community. We have also been able to extend our commercial services into new markets. Consumer loan growth was fueled primarily by our competitive home equity line of credit which is available at rates as low as 1/2% below prime.

* In November, we opened our newest community office at 38 East
Roseville Road in Manheim Township. This office has been well received and we anticipate continued strong growth in this market.

* In early 2003, we introduced an innovative new product to our markets, Cash Back Checking. This is a free checking account that is augmented with a cash back feature that pays customers for pinless check card purchases on a monthly basis.

* In December, we introduced our customers to Overdraft
Privilege, an extension of our current deposit services. This program offers customers enhanced flexibility when dealing with unexpected banking needs. This product enhances deposit fee income for Union National.

In addition to these accomplishments, Union National was named one of the "100 Best Places to Work in Pennsylvania!" Our commitment to our team members has always been a top priority and we are glad that Union National has been recognized as a place that emphasizes the value of our team members. Union National believes that its commitment to its employees is key to customer satisfaction and ultimately to increasing shareholder value. We believe that Union National is one of the "Best Places to Work" simply because we have the best employees.

As part of Union National's plan to enhance long-term shareholder value, the Board of Directors announced in December the approval of a plan to purchase, in open market and privately negotiated transactions, up to 120,000 shares of its outstanding common stock. Funding for the stock repurchase plan came from the completion of a private sale of $8,000,000 of floating-rate trust preferred securities by Union National Capital Trust I, a wholly-owned subsidiary of Union National Financial Corporation. In addition, the remaining funds will be utilized to provide capital for Union National Community Bank to fund initiatives for future growth.

As we close the door on a year of great success and achievement, we recognize that many windows of opportunity will be available to us as we soar into an exciting future. We are confident the strategic initiatives that we will undertake will lead us to new heights. Following are a few of the initiatives that we believe will take Union National to the next level:

* We will continue to focus on the expansion of our community office network. We believe Union National is poised and ready to meet the needs of customers in a greater market area. By expanding our branch network, we will be able to share the products and services that have made us a dominant community bank in our current markets.

* We will relocate our Commercial Banking Department in the Spring of 2004 to office space in Manheim Township to afford
Union National the opportunity to further penetrate the greater
Lancaster market.

* We will further grow Union National through expanded efforts and initiatives in the markets we currently serve. We will continue to seek new relationships with those who have yet to discover the value of being a Union National customer.

* We will continue to evaluate our product offerings and look for innovative products that our customers will find beneficial and allow us to increase profitability. In January 2004, we introduced our customers to CDARS, a unique certificate of deposit product that allows customers to obtain FDIC insurance coverage for deposits well in excess of $100,000 without having to have relationships with multiple financial institutions.

* We will continue to seek and hire experienced team members with the talent and knowledge to help Union National expand market share. New team members hired in early 2004 include an experienced agricultural lender, an experienced commercial and business banker and a sales person for trust and investment management products and services.

The end of 2003 also marked the retirement of two long-serving members of our Board of Directors, Frank Eichler and Dave Heisey. I appreciate their many years of service and their willingness to share their wisdom and expertise to help guide Union National.
In addition, three new members were added to the Board of Directors in 2003. Nancy Shaub Colarik, Jim Godfrey and Bill Nies joined the Board and bring with them diverse business backgrounds and are representative of the larger Lancaster County market. The Board of Directors also appointed Ben Piersol to the position of Vice Chairman. I look forward to benefiting from their guidance and business expertise as the Board helps lead Union National into the future.

Our firm foundation, which was established over 150 years ago, will continue to be our cornerstone as we build upon those principles and values that have guided Union National in the past. As always, our focus remains on the service we provide and the people we serve. As we create opportunities and continue to grow profitably, I want to express a very sincere "Thank You" for your part in helping us build a solid foundation. With the support of our employees, customers and shareholders, this foundation will serve as a platform from which we can launch into the future and soar to a new level of success.


Sincerely yours,

/s/ Mark D. Gainer

Mark D. Gainer
President/CEO

                   CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

                                     December 31,    December 31,
                                        2003            2002
                                    ____________     ____________
ASSETS
Cash and Due from Banks.............$    8,426       $    7,215
Interest-Bearing Deposits
  in Other Banks....................       253               70
Federal Funds Sold..................         -            2,260
Short-Term Investments..............         -            5,000
                                    ____________     ____________
 Total Cash and Cash Equivalents....     8,679           14,545
Investment Securities Available-
 for-Sale...........................    97,066           90,679
Loans Held for Sale.................       197              892
Loans(Net of Unearned Income).......   225,381          199,065
 Less: Allowance for Loan Losses....    (1,985)          (1,812)
                                    ___________      ____________
         Net Loans..................   223,396          197,253

Premises and Equipment - Net........     6,625            6,320
Restricted Investment in Bank Stocks     4,092            3,772
Other Assets........................    11,837            7,048
                                    ____________     ____________
   TOTAL ASSETS.....................$  351,892       $  320,509
                                    ============     ============
LIABILITIES
Deposits:
 Noninterest-Bearing................$   30,687       $   31,141
 Interest-Bearing...................   200,387          192,209
                                    ____________     ____________
  Total Deposits....................   231,074          223,350
Short-Term Borrowings...............     9,981            3,387
Long-Term Debt......................    73,874           65,299
Junior Subordinated Debentures......     8,248                -
Other Liabilities...................     1,591            1,738
                                    ____________     ____________
  TOTAL LIABILITIES.................   324,768          293,774

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)    690              688
Shares: Authorized - 20,000,000; Issued -
  2,762,099 in 2003 (2,753,243 in 2002)
  Outstanding - 2,458,748 in 2003
  (2,517,469 in 2002)
Surplus   ..........................     9,090            8,939
Retained Earnings...................    21,963           20,319
Accumulated Other Comprehensive
  Income............................     1,035            1,120
Treasury Stock - 303,351 shares in 2003
  (235,774 in 2002), at cost........    (5,654)          (4,331)
                                    ____________     ____________
  TOTAL STOCKHOLDERS' EQUITY........    27,124           26,735
                                    ____________     ____________
  TOTAL LIABILITIES and
     STOCKHOLDERS' EQUITY...........$  351,892       $  320,509
                                    ============     ============
See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                      Years Ended December 31,
                                    _____________________________
                                          2003            2002
                                    ______________   ____________
INTEREST INCOME
Interest and Fees on Loans..........$     13,948     $    15,330
Investment Securities:
 Taxable Interest...................       2,706           2,949
 Tax-Exempt Interest................       1,232           1,085
 Dividends..........................         100             130
Other...............................          48              67
                                    ______________   ____________
 Total Interest Income..............      18,034          19,561

INTEREST EXPENSE
Deposits............................       3,362           4,587
Short-Term Borrowings...............          28              50
Long-Term Debt......................       3,301           3,470
Junior Subordinated Debentures......          12               -
                                    ______________   ____________
 Total Interest Expense.............       6,703           8,107
                                    ______________   ____________
 Net Interest Income................      11,331          11,454

PROVISION for LOAN LOSSES...........         274             184
                                    ______________   ____________
Net Interest Income after Provision
  for Loan Losses...................      11,057          11,270

OTHER OPERATING INCOME
Income from Fiduciary Activities....         161             127
Service Charges on Deposit Accounts.       1,078           1,008
Other Service Charges, Commissions, Fees   1,220             948
Investment Securities Gains.........         446             327
Mortgage Banking Activities.........         909             466
Earnings from Bank-Owned Life Insurance      282             211
Other Income........................         125              88
                                    ______________   ____________
  Total Other Operating Income......       4,221           3,175

OTHER OPERATING EXPENSES
Salaries and Wages..................       5,055           4,547
Retirement Plan and Other Employee
   Benefits.........................       1,189           1,133
Net Occupancy Expense...............         702             714
Furniture and Equipment Expense.....         606             603
Professional Fees...................         476             496
Data Processing Services............         672             576
Pennsylvania Shares Tax.............         259             266
Advertising and Marketing Expenses..         288             265
ATM Processing Expenses.............         273             251
Other Operating Expenses............       1,861           1,698
                                    ______________   ____________
  Total Other Operating Expenses....      11,381          10,549
                                    ______________   ____________
  Income before Income Taxes........       3,897           3,896

PROVISION for INCOME TAXES..........         681             736
                                    ______________   ____________
  NET INCOME........................ $     3,216     $     3,160
                                    ==============   ============
PER SHARE INFORMATION
  Net Income for Year - Basic....... $      1.29     $      1.24
  Net Income for Year - Assuming
   Dilution.........................        1.27            1.23
  Cash Dividends....................       0.630           0.575

See notes to consolidated financial statements.

                                      Years Ended December 31,
                                    _____________________________
                                          2001
                                    ______________
INTEREST INCOME
Interest and Fees on Loans..........$     15,718
Investment Securities:
 Taxable Interest...................       3,830
 Tax-Exempt Interest................       1,117
 Dividends..........................         211
Other...............................         209
                                    ______________
 Total Interest Income..............      21,085

INTEREST EXPENSE
Deposits............................       7,246
Short-Term Borrowings...............         340
Long-Term Debt......................       2,604
Junior Subordinated Debentures......           -
                                    ______________
 Total Interest Expense.............      10,190
                                    ______________
 Net Interest Income................      10,895

PROVISION for LOAN LOSSES...........         576
                                    ______________
Net Interest Income after Provision
  for Loan Losses...................      10,319

OTHER OPERATING INCOME
Income from Fiduciary Activities....         157
Service Charges on Deposit Accounts.         991
Other Service Charges, Commissions, Fees     850
Investment Securities Gains.........          75
Mortgage Banking Activities.........           9
Earnings from Bank-Owned Life Insurance      206
Other Income........................          68
                                    ______________
 Total Other Operating Income.......       2,356

OTHER OPERATING EXPENSES
Salaries and Wages..................       4,471
Retirement Plan and Other Employee
   Benefits.........................       1,066
Net Occupancy Expense...............         678
Furniture and Equipment Expense.....         596
Professional Fees...................         554
Data Processing Services............         537
Pennsylvania Shares Tax.............         254
Advertising and Marketing Expenses..         220
ATM Processing Expenses.............         262
Other Operating Expenses............       1,564
                                    ______________
 Total Other Operating Expenses.....      10,202
                                    ______________
 Income before Income Taxes.........       2,473

PROVISION for INCOME TAXES..........         231
                                    ______________
 NET INCOME.........................$      2,242
                                    ==============
PER SHARE INFORMATION
  Net Income for Year - Basic.......$       0.87
  Net Income for Year - Assuming
   Dilution.........................        0.86
  Cash Dividends....................       0.425

See notes to consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)
                                          Shares of
                                        Common stock
                                         Outstanding
                                        ____________

BALANCE, December 31, 2000                2,575,218
Comprehensive Income:...................
 Net Income.............................
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale
   Arising During the Year, Net of
   Tax of $352..........................
 Reclassification Adjustment
   for Gains Included in Net Income,
   Net of Tax of $25....................
    Total Comprehensive Income..........
Acquisition of Treasury Stock...........     (4,213)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     17,339
Issuance of Common Stock under Employee
  & Director Stock Plans................      2,093
Issuance of Treasury Stock..............        527
Retirement of Treasury Stock
   (18,000 shares)......................
Cash Dividends ($.425 per share)........
                                        ____________
BALANCE, December 31, 2001..............  2,590,964

Comprehensive Income:
 Net Income.............................
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During the Year, Net of Tax of $478...
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for
   Sale During the Year, Net of Tax
   of $14...............................
 Reclassification Adjustment for Gains
   Included in Net Income, Net of Tax
   of $111..............................
     Total Comprehensive Income.........
Acquisition of Treasury Stock...........    (97,238)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     17,734
Issuance of Common Stock under Employee
  & Director Stock Plans................      6,009
Retirement of Treasury Stock
    (20,000 shares).....................
Cash Dividends ($.575 per share)........
                                        _____________
BALANCE, December 31, 2002..............  2,517,469
Comprehensive Income:
  Net Income............................
  Unrealized Holding Gains on Investment
    Securities Available-for-Sale
    Arising During the Year, Net of Tax
    of $108.............................
  Reclassification Adjustment for Gains
    Included in Net Income, Net of Tax
    of $152.............................
      Total Comprehensive Income........
Acquisition of Treasury Stock...........    (83,577)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     16,118
Issuance of Common Stock under Employee
  & Director Stock Plans................      8,738
Retirement of Treasury Stock
    (16,000 shares).....................
Cash Dividends ($.63 per share).........
                                        _____________
BALANCE, December 31, 2003..............  2,458,748
                                        =============

See notes to consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                               Common                  Retained
                               Stock       Surplus     Earnings
                             __________  __________   __________
BALANCE, December 31, 2000...$      687  $    9,078   $  17,487
Comprehensive Income:
 Net Income..................                             2,242
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale
   Arising During the Year, Net of
   Tax of $352...............
 Reclassification Adjustment
   for Gains Included in Net Income,
   Net of Tax of $25.........
    Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock Under Dividend
  Reinvestment and Stock Purchase
    Plan.....................         4         221
Issuance of Common Stock under Employee
  & Director Stock Plans.....         1          23
Issuance of Treasury Stock...                    (4)
Retirement of Treasury Stock
   (18,000 shares)...........        (5)       (358)
Cash Dividends ($.425 per share).                        (1,098)
                             __________  __________   __________
                                    687       8,960      18,631
BALANCE, December 31, 2001

Comprehensive Income:
 Net Income..................                              3,160
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During the Year, Net of Tax of $478...
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for
   Sale During the year, Net of Tax
   of $14....................
 Reclassification Adjustment for Gains
   Included in Net Income, Net of Tax
   of $111...................
     Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase
    Plan.....................         4         274
Issuance of Common Stock under Employee
  & Director Stock Plans.....         2          72
Retirement of Treasury Stock
    (20,000 shares)..........        (5)       (367)
Cash Dividends ($.575 per share)                          (1,472)
                             __________  __________   __________
BALANCE, December 31, 2002...       688       8,939       20,319
Comprehensive Income:
  Net Income.................                              3,216
  Unrealized Holding Gains on Investment
    Securities Available-for-Sale
    Arising During the Year, Net of Tax
    of $108..................
  Reclassification Adjustment for Gains
    Included in Net Income, Net of Tax
    of $152..................
      Total Comprehensive Income
Acquisition of Treasury Stock
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase
    Plan.....................         4         306
Issuance of Common Stock under Employee
  & Director Stock Plans.....         2         139
Retirement of Treasury Stock
    (16,000 shares)..........        (4)       (294)
Cash Dividends ($.63 per share)                           (1,572)
                             __________  __________   __________
BALANCE, December 31, 2003...$      690  $    9,090   $   21,963
                             ==========  ==========   ==========

                             Accumlated
                               Other
                           Comprehensive  Treasury
                           Income (Loss)    Stock        Total
                             __________  __________   __________
BALANCE, December 31, 2000...$     (201) $   (3,489)  $  23,562
Comprehensive Income:
 Net Income..................                             2,242
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale
   Arising During the Year, Net of
   Tax of $352...............       685                     685
 Reclassification Adjustment
   for Gains Included in Net Income,
   Net of Tax of $25.........       (50)                    (50)
                                                      _________
    Total Comprehensive Income                            2,877
                                                      _________
Acquisition of Treasury Stock                   (52)        (52)
Issuance of Common Stock Under Dividend
  Reinvestment and Stock Purchase
    Plan.....................                               225
Issuance of Common Stock under Employee
  & Director Stock Plans.....                                24
Issuance of Treasury Stock...                    11           7
Retirement of Treasury Stock
   (18,000 shares)...........                   363           -
Cash Dividends ($.425 per share)                         (1,098)
                             __________  __________   __________
BALANCE, December 31, 2001...       434      (3,167)     25,545

Comprehensive Income:
 Net Income..................                              3,160
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During the Year, Net of Tax
   of $478...................       929                      929
 Unrealized Holding Losses on Investment
   Securities Transferred to Available-for
   Sale During the Year, Net of Tax
   of $14....................       (27)                     (27)

 Reclassification Adjustment for Gains
   Included in Net Income, Net of Tax
   of $111...................      (216)                    (216)
                                                      __________
                                                           3,846
                                                      __________
    Total Comprehensive Income.              (1,536)      (1,536)

Acquisition of Treasury Stock.
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase
    Plan....................                                 278
Issuance of Common Stock under Employee
  & Director Stock Plans....                                  74
Retirement of Treasury Stock
    (20,000 shares)..........                   372            -
Cash Dividends ($.575 per share).                         (1,472)
                             __________  __________   __________
BALANCE, December 31, 2002...     1,120      (4,331)      26,735
Comprehensive Income:
  Net Income..................                             3,216
  Unrealized Holding Gains on Investment
    Securities Available-for-Sale
    Arising During the Year, Net of Tax
    of $108...................      209                      209
  Reclassification Adjustment for Gains
    Included in Net Income, Net of Tax
    of $152...................     (294)                    (294)
                                                      __________
      Total Comprehensive Income.                          3,131
                                                      __________
Acquisition of Treasury Stock.               (1,621)      (1,621)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase
    Plan.....................                                310
Issuance of Common Stock under Employee
  & Director Stock Plans.....                                141
Retirement of Treasury Stock
    (16,000 shares)..........                   298            -
Cash Dividends ($.63 per share)                           (1,572)
                             __________  __________   __________
BALANCE, December 31, 2003...$    1,035  $   (5,654)  $   27,124
                             ==========  ==========   ==========
 See notes to consolidated financial statements.



           CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2003           2002
                                   ______________     ___________
CASH FLOWS from OPERATING ACTIVITIES
Net Income............................$     3,216    $     3,160
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization.........        831            776
Provision for Loan Losses.............        274            184
Net Amortization of Investment
  Securities' Premiums................      1,609            829
Investment Securities Gains...........       (446)          (327)
Provision for Deferred Income Taxes...        100             70
Earnings from Bank-Owned Life Insurance      (282)          (211)
Gains on Loans Sold...................       (647)          (372)
Proceeds from Sales of Loans..........     26,300         13,159
Loans Originated for Sale.............    (24,958)       (13,105)
(Increase)/Decrease in Accrued
  Interest Receivable.................        (46)            13
(Increase)/Decrease in Other Assets...       (592)          (441)
Decrease in Other Liabilities.........       (135)          (194)
                                       ____________   ___________
    Net Cash Provided by
      Operating Activities............      5,224          3,541

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities.......     29,234         28,621
Proceeds from Maturities of
  Available-for-Sale Securities.......     35,441         22,310
Proceeds from Maturities of
  Held-to-Maturity Securities.........          -            495
Purchases of Available-for-Sale
  Securities..........................    (72,354)       (66,353)
Purchases of Held-to-Maturity
  Securities..........................          -              -
Net Purchases of Restricted
  Investments in Bank Stocks..........       (320)          (619)
(Net Loans Made to Customers)/Net
  Principal Collected on Loans........    (14,219)         4,251
Purchase of Consumer and Residential
  Mortgage Loans......................    (12,198)             -
Purchases of Premises and Equipment...       (901)          (174)
Purchase of Bank-Owned Life Insurance.     (4,000)             -
                                      ____________   ____________
    Net Cash Used in Investing
       Activities.....................    (39,317)       (11,469)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits and
  Savings Accounts....................     13,060         11,017
Decrease in Time Deposits.............     (5,336)        (3,211)
Net Increase/(Decrease) in Short-Term
  Borrowings..........................      6,594            (13)
Proceeds from Issuance of Long-Term
  Debt................................     19,183         19,580
Payment on Long-Term Debt.............    (10,608)       (15,533)
Proceeds from Issuance of Junior
  Subordinated Debentures.............      8,248              -
Issuance Costs of Junior
  Subordinated Debentures.............       (160)             -
Acquisition of Treasury Stock.........     (1,621)        (1,536)
Issuance of Treasury Stock............          -              -
Issuance of Common Stock..............        439            352
Cash Dividends Paid...................     (1,572)        (1,472)
                                     ____________     ___________
    Net Cash Provided by
       Financing Activities...........     28,227          9,184
                                     ____________     ___________
Net Increase/(Decrease) in Cash
  and Cash Equivalents................     (5,866)         1,256

CASH and CASH EQUIVALENTS-
  Beginning of Year...................     14,545         13,289
                                     ____________    ____________
CASH and CASH EQUIVALENTS-
  End of Year.........................$     8,679    $    14,545
                                     ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest............................$     6,862    $     8,362
  Income Taxes........................        752            495

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-
  Maturity Investment Securities
  to Available-for-Sale...............$         -    $    10,358

See notes to consolidated financial statements.
(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2001
                                   ______________
CASH FLOWS from OPERATING ACTIVITIES
Net Income............................$     2,242
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization.........        764
Provision for Loan Losses.............        576
Net Amortization of Investment
  Securities' Premiums................        152
Investment Securities Gains...........        (75)
Provision for Deferred Income Taxes...       (107)
Earnings from Bank-Owned Life Insurance      (206)
Gains on Loans Sold...................         (9)
Proceeds from Sales of Loans..........        792
Loans Originated for Sale.............     (1,357)
(Increase)/Decrease in Accrued
  Interest Receivable.................         10
(Increase)/Decrease in Other Assets...         22
Decrease in Other Liabilities.........       (411)
                                       ____________
    Net Cash Provided by
      Operating Activities............      2,393

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities.......     30,253
Proceeds from Maturities of
  Available-for-Sale Securities.......     18,657
Proceeds from Maturities of
  Held-to-Maturity Securities.........        999
Purchases of Available-for-Sale
  Securities..........................    (49,563)
Purchases of Held-to-Maturity
  Securities..........................       (210)
Net Purchases of Restricted
  Investments in Bank Stocks..........        (51)
(Net Loans Made to Customers)/Net
  Principal Collected on Loans........      7,125
Purchase of Consumer and Residential
  Mortgage Loans......................    (25,196)
Purchases of Premises and Equipment...     (1,360)
Purchase of Bank-Owned Life Insurance.          -
                                      ____________
    Net Cash Used in Investing
       Activities.....................    (19,346)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits and
  Savings Accounts....................     20,317
Decrease in Time Deposits.............    (17,318)
Net Increase/(Decrease) in Short-Term
  Borrowings..........................    (10,095)
Proceeds from Issuance of Long-Term
  Debt................................     31,325
Payment on Long-Term Debt.............       (808)
Proceeds from Issuance of Junior
  Subordinated Debentures.............          -
Issuance Costs of Junior
  Subordinated Debentures.............          -
Acquisition of Treasury Stock.........        (52)
Issuance of Treasury Stock............          7
Issuance of Common Stock..............        249
Cash Dividends Paid...................     (1,098)
                                     ____________
    Net Cash Provided by
       Financing Activities...........     22,527
                                     ____________
Net Increase/(Decrease) in Cash
  and Cash Equivalents................      5,574

CASH and CASH EQUIVALENTS-
  Beginning of Year...................      7,715
                                     ____________
CASH and CASH EQUIVALENTS-
  End of Year.........................$    13,289
                                     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest............................$    10,351
  Income Taxes........................        370

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-
  Maturity Investment Securities
  to Available-for-Sale...............$         -

See notes to consolidated financial statements.



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Union National Financial Corporation and its subsidiary, Union National Community Bank, conform with generally accepted accounting principles and prevailing practices within the banking industry. Union National's other subsidiary, Union National Capital Trust I was established during December 2003 for the purpose of issuing $8,000,000 of trust capital securities (for additional information, see Note 9).

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

Union National Insurance Agency, which operates as a wholly-owned subsidiary of the bank, offers various insurance products at the bank's retail offices through an agreement with the Wiley Insurance Agency of Mount Joy, PA. During 2003, Union National formed StoneBridge Settlement Services, LLC along with Title Strategies, LLC of North Huntingdon, PA. StoneBridge is 70% owned by Union National Community Bank. StoneBridge offers settlement services and title insurance for residential and commercial mortgage transactions through relationships with local attorneys. The operating results of StoneBridge and the insurance agency are not significant to the consolidated financial statements.

BASIS OF PRESENTAION
The consolidated financial statements include the accounts of Union National, the bank, the insurance agency and StoneBridge.
All material intercompany accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of Union National's activities are with customers primarily located in Lancaster County, PA. Note 2 discusses the types of securities that Union National invests in. Note 3 discusses the types of lending that Union National engages in. Union National does not have any significant concentrations to any one industry or customer.

INVESTMENT SECURITIES
Investment securities include both debt securities and equity securities. As of December 31, 2003, all of Union National's investment securities have been classified as "available-for-sale."

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

During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale allows Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,399,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity.

When a determination is made that a fair value decline below cost on a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to the fair value. The amount of the write-down is charged to expense. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings.

In accordance with SFAS No. 133, Union National recognizes derivatives on the balance sheet at fair value. To date, the use of derivatives has consisted of one interest rate cap with a notional value of $10,000,000 that matured in October 2003. No value remained on the balance sheet at December 31, 2003 or 2002. Since the transaction did not meet the criteria for a hedge under SFAS No. 133, a write-down to current fair market value was recorded in the financial statements as an increase in interest expense. This write-down amounted to $32,000 for the year ended December 31, 2001.

LOANS HELD FOR SALE
Loans held for sale consist of residential mortgage loans that are originated and are intended to be sold through an agreement the bank has with the Federal Home Loan Bank of Pittsburgh
(FHLB). Realized gains and losses on sales are computed using the specific identification method. These loans are carried on the balance sheet at the lower of cost or estimated fair value, which is determined in the aggregate.

The maximum to be sold to the FHLB under the agreement is $45,000,000 and $39,223,000 has been sold under this agreement as of December 31, 2003. The agreement includes a maximum credit enhancement liability of $626,000, which Union National may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB's spread account. The FHLB is funding the spread account annually at 0.04% of the outstanding balance of loans sold. Union National's historical losses on residential mortgages have been lower than the amount being funded to the spread account. As such, Union National does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying Union National 0.10% of the outstanding loan balance in the portfolio on a monthly basis. Union National records credit enhancement fees receivable based upon the present value of estimated future cash flows as loans are sold. The credit enhancement fees receivable amounted to $98,000 at December 31, 2003, and $51,000 at December 31, 2002, and are amortized as principal is received on loans sold.

Union National retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. Following is a summary of information related to servicing assets:


                            Servicing Assets    Amortization
(In thousands)                Capitalized          Expense
                            ________________   _______________

Years Ended:
   December 31, 2003........$            193   $            39
   December 31, 2002........              78                10
   December 31, 2001........               8                 -


                              Book Value         Fair Value
                            ________________    _____________
Servicing Assets as of:

   December 31, 2003........$            230    $         345
   December 31, 2002........              76               78


The fair value of servicing assets is based on the present value of estimated future cash flows for pools of mortgages stratified by rate and maturity date. Total loans serviced for others amounted to $36,003,000 at December 31, 2003, and $13,266,000 at
December 31, 2002.

LOANS
Loans generally are stated at their outstanding unpaid principal balances, plus any unamortized premiums on purchased loans, net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

fees, net of certain direct origination costs, are deferred and recognized as an adjustment to interest income generally over the contractual life of the related loans.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Union National, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) Union National does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

FORECLOSED REAL ESTATE
Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $104,000 at December 31, 2003, and $307,000 at December 31, 2002.


PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation, which is computed over the assets' estimated useful lives on both the accelerated and the straight-line methods. Leasehold improvements are stated at cost less accumulated amortization, which is computed over the term of the lease, including renewal options, on the straight-line method. Gains and losses on premises and equipment are recognized upon disposal of the asset. Charges for maintenance and repairs are charged to expense as incurred.

RESTRICTED INVESTMENT IN BANK STOCKS
Union National owns several restricted investments in bank stocks including stock in the FHLB, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank. These stocks are reflected on the balance sheet at historical cost. Under the bank's membership agreement with the FHLB, required stock purchases are based on a percentage of outstanding borrowings, a percentage of unused borrowing capacity and may also include a percentage of assets sold to the FHLB.

BANK-OWNED LIFE INSURANCE
Union National invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the bank on a chosen group of employees. The bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,804,000 at December 31, 2003, and $3,522,000 at December 31, 2002. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

TRUST ASSETS
Assets held in a fiduciary capacity are not assets of Union National and are therefore not included in the consolidated financial statements. The market value of trust assets amounted to $60,793,000 at December 31, 2003, and $33,061,000 at December
31, 2002.

ADVERTISING COSTS
Advertising costs are charged to expense when incurred.

STOCK-BASED COMPENSATION
Stock options and shares issued under Union National's Employee Stock Purchase Plan, Stock Incentive Plan and the Independent Directors' Stock Option Plan are accounted for under SFAS No.
123. As permitted by this statement, Union National has chosen to apply Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized related to these plans.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Had Union National determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Union National's net income and earnings per share would have been reduced to the pro forma amounts as follows:


(In thousands, except per share data)

                                   Years Ended December 31,
                               ________________________________
                                  2003       2002       2001
                               __________ __________ __________
  Net Income - As Reported.....$    3,216 $    3,160 $   $2,242
    Less: Stock-Based
      Compensation Cost........       (80)      (138)      (133)
                               __________ __________ __________
    Net Income - Pro Forma.....$    3,136 $    3,022 $    2,109
                               ========== ========== ==========

  Net Income per Share
    As Reported (Basic)........$     1.29 $     1.24 $     0.87
    As Reported (Assuming
      Dilution)................      1.27       1.23       0.86
    Pro Forma (Basic)..........      1.26       1.18       0.82
    Pro Forma (Assuming
      Dilution)................      1.24       1.17       0.81


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted is as follows with the weighted-average assumptions also noted for the year:

                                    Years Ended December 31,
                               ________________________________
                                  2003       2002       2001
                               __________ __________ __________

Weighted-Average Fair Value
  of Options Granted:
Employee Stock Purchase Plan
  (granted at 85% of fair
  value on the date of grant):.$     2.76 $        - $     2.23
Stock Incentive Plan and
  Independent Directors' Stock
  Option Plan (granted at fair
  value on the date of grant):.$     3.15 $     2.41 $     2.35
Weighted-Average Assumptions:
Expected Dividend Yield........      3.24%      3.81%      3.77%
Risk-Free Interest Rate........      3.29%      4.26%      4.74%
Expected Life (Years)..........       6.6        8.0        6.7
Expected Volatility Over the
  Expected Life................      40.9%      47.5%      43.7%


INCOME TAXES
The provision for income taxes is based upon the results of operations, adjusted principally for tax-exempt income. Accounting for income taxes is under the liability method. Under this method, a deferred tax asset or liability is recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The deferred tax assets and liabilities are adjusted for the impact of tax-rate changes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NET INCOME PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares that may be issued relate solely to outstanding stock options and are determined using the treasury stock method.

COMPREHENSIVE INCOME
Union National reports comprehensive income and the components of other comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity. Union National's comprehensive income consists of net income and unrealized gains and losses on available-for-sale investment securities arising during the period.

TREASURY STOCK
The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

SEGMENT REPORTING
Based on the way management monitors financial results, Union
National has only one operating segment consisting primarily of its banking and fiduciary activities. Activities of the insurance agency and StoneBridge Settlement Services are not material to the consolidated financial statements.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, Union National considers cash, amounts due from banks and short-term investments with maturities less than 90 days at the time of purchase to be cash equivalents.

RECENT ACCOUNTING STANDARDS ISSUED
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 12.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities
(VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.

In accordance with the guidance provided by FIN 46, Union National did not consolidate the accounts of its wholly-owned trust subsidiary, Union National Capital Trust I. As discussed in Note 9, Union National issued junior subordinated debentures to its trust subsidiary which then issued trust capital securities in a private sale. The net effect of not consolidating the accounts of the trust subsidiary is to include Union National's $248,000 equity interest in the trust subsidiary as an "Other Asset" on the balance sheet and to report the total $8,248,000 of junior subordinated debentures as an outstanding liability. For regulatory reporting purposes, the Federal Reserve Board has indicated that the trust capital securities will continue to qualify as Tier 1 capital subject to certain limitations. The total trust capital securities are included in Tier I capital of Union National Financial Corporation detailed in Note 13. If the Federal Reserve changes its position regarding the inclusion of trust capital securities in Tier I capital, Union National and the bank will still meet all regulatory capital requirements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments
with Characteristics of both Liabilities and Equity."   This
Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003.

Except as discussed above, regarding FIN 46, the provisions of the above interpretations and statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with the 2003 presentation. Such reclassifications did not impact net income.


NOTE 2 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities are as follows:

                                       AT DECEMBER 31, 2003
                                 ________________________________
                                                         GROSS
                                   AMORTIZED           UNREALIZED
                                      COST               GAINS
(In thousands)                   _______________   ______________
Obligations of State and
 Political Subdivisions......... $     25,849       $        900
Mortgage-Backed Securities......       47,012                447
Asset-Backed Securities.........        2,177                 51
Corporate Securities............       20,277                482
Equity Securities...............          183                215
                                 _______________   ______________
  Total......................... $     95,498       $      2,095
                                 ===============   ==============

(In thousands)
                                       At DECEMBER 31, 2003
                                ________________________________
                                     GROSS
                                  UNREALIZED           FAIR
                                    LOSSES             VALUE
                                 _______________   ______________
Obligations of State and
 Political Subdivisions......... $       (128)      $     26,621
Mortgage-Backed Securities......         (239)            47,220
Asset-Backed Securities.........            -              2,228
Corporate Securities............         (156)            20,603
Equity Securities...............           (4)               394
                                 _______________   ______________
  Total......................... $       (527)      $     97,066
                                 ===============   ==============

(In thousands)                         At December 31, 2002
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
                                 _______________   ______________
Obligations of State and
  Political Subdivisions........ $    23,448       $        826
Mortgage-Backed Securities......      44,873                589
Asset-Backed Securities.........       3,344                126
Corporate Securities............      17,148                430
Equity Securities...............         169                171
                                 ______________    ______________
 Total.......................... $    88,982       $      2,142
                                 ==============    ==============
(In thousands)                         At December 31, 2002
                                 ________________________________
                                     Gross
                                   Unrealized           Fair
                                     Losses            Value
                                 _______________   ______________
Obligations of State and
  Political Subdivisions........ $       (12)      $     24,262
Mortgage-Backed Securities......         (70)            45,392
Asset-Backed Securities.........           -              3,470
Corporate Securities............        (354)            17,224
Equity Securities...............          (9)               331
                                 ______________    ______________
 Total.......................... $      (445)      $     90,679
                                 ==============    ==============

The following table shows Union National's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:


(In thousands)                        LESS THAN 12 MONTHS
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________
Obligations of State and
  Political Subdivisions........ $     5,605       $       (128)
Mortgage-Backed Securities......      20,035               (232)
Asset-Backed Securities.........           -                  -
Corporate Securities............       5,692               (156)
Equity Securities...............           -                  -
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $    31,332       $       (516)
                                 ==============    ==============
(In thousands)                          12 MONTHS OR MORE
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________
Obligations of State and
  Political Subdivisions........ $         -       $          -
Mortgage-Backed Securities......       1,136                 (7)
Asset-Backed Securities.........           -                  -
Corporate Securities............           -                  -
Equity Securities...............          21                 (4)
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $     1,157       $        (11)
                                 ==============    ==============
(In thousands)                                 TOTAL
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________
Obligations of State and
  Political Subdivisions........ $     5,605       $       (128)
Mortgage-Backed Securities......      21,171               (239)
Asset-Backed Securities.........           -                  -
Corporate Securities............       5,692               (156)
Equity Securities...............          21                 (4)
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $    32,489       $       (527)
                                 ==============    ==============

In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities.

Investment securities carried at $39,290,000 at December 31, 2003, and $29,226,000 at December 31, 2002, were pledged to secure public, trust and government deposits and for other purposes. In addition, securities carried at $2,995,000 ad December 31, 2003, and $3,231,000 at December 31, 2002, were pledged for repurchase agreements.

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(In thousands)
                              Amortized               Fair
                                Cost                 Value
                             _____________       ________________
Due in One Year or Less......$      1,210        $     1,226
Due After One Year Through
 Five Years..................       7,855              7,998
Due After Five Years Through
 Ten Years...................       8,929              9,119
Due After Ten Years..........      30,309             31,109
                             _____________       ________________
                                   48,303             49,452

Mortgage-Backed Securities...      47,012             47,220
                             _____________       ________________
                             $     95,315        $    96,672
                             =============       ================


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Following is information related to the sales of available-for-sale securities:

(In thousands)
                     Realized     Realized        Income Tax
                      Gains        Losses           Expense
                     ________    ____________   _________________
The year ended
  December 31, 2003..$    783      $     (337)    $     152
The year ended
 December 31, 2002...     386             (59)          111
The year ended
 December 31, 2001...     228            (153)           25





NOTE 3 - LOANS

Loans, net of unamortized loan origination fees of $743,000 at December 31, 2003 and $868,000 at December 31, 2002, are summarized as follows:

(In thousands)
                                           December 31,
                                   ___________________________
                                       2003           2002
                                   ____________   ____________
Real Estate-Mortgages:
  First and Second Residential.....$    116,173   $    114,441
  Commercial and Industrial........      64,589         48,411
  Construction and Land Development       5,337          5,405
  Agricultural.....................       8,400          7,147
Commercial and Industrial..........      10,075          9,109
Consumer...........................      11,089          5,416
Agricultural.......................         478            516
Political Subdivisions.............       7,786          6,769
Other..............................       1,143          1,546
                                   ____________   ____________
   TOTAL LOANS.....................     225,070        198,760

Add:  Unamortized Premium on
      Purchased Loans..............         371            358
Less: Unearned Income..............         (60)           (53)
                                   ____________   ____________
   LOANS (NET OF UNEARNED INCOME)..$    225,381   $    199,065
                                   ============   ============

Union National grants commercial, residential and consumer loans to customers primarily located in Lancaster County, Pennsylvania. Although Union National has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

Union National's nonperforming loans consisted of the following:


(In thousands)                             December 31,
                                  _______________________________
                                      2003            2002
                                  _____________   _______________
Nonaccruing Loans.................$       1,334   $      1,310
Accruing Loans - 90 Days or
  More Past Due...................            8            364
                                  _____________   _______________
Total Nonperforming Loans.........$       1,342   $      1,674
                                  =============   ===============

Following is a summary of information related to impaired loans:

(In thousands)

                                           December 31,
                                _________________________________
                                   2003       2002        2001
                                __________ __________  __________
Impaired Loans with a Related
  Allowance for Loan Losses.....$   2,192  $   1,128   $    681
Impaired Loans without a Related
  Allowance for Loan Losses.....      226          -          -
                                __________ __________  __________
Total Outstanding Balance at
  Year End..................... $   2,418  $   1,128   $    681
                                ========== ==========  ==========

Related Allowance for Loan
  Losses........................      373        194        107
Average Outstanding Balance for
  the Year......................    2,022      1,242        968
Recognized Interest Income......      107         47          -
Cash Basis Interest Income......       90         47          -

Loans to certain directors and principal officers of Union National, including their immediate families and companies in which they are principal owners (more than 10%), amounted to $5,308,000 at December 31, 2003. Such loans were made in the ordinary course of business at Union National's normal credit terms, including interest rates and security, and do not represent more than a normal risk of collection. Transactions on these loans for the year ended December 31, 2003 are as follows (in thousands):

Balance, Beginning of Year...........................$    4,962
Additions............................................     1,824
Deductions...........................................    (1,478)
                                                     ____________

Balance, End of Year.................................$    5,308

                                                     ============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the years ended December 31 is as follows:

(In thousands)
                                2003         2002        2001
                             __________   __________  __________
Balance, Beginning of Year...$    1,812   $    1,893  $    1,787
Provision Charged to
   Operating Expense.........       274          184         576
Recoveries of Charged-Off Loans      21          110          70
Charged-Off Loans............      (122)        (375)       (540)
                             __________   __________  __________
Balance, End of Year.........$    1,985   $    1,812  $    1,893
                             ==========   ==========  ==========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 5 - PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

(In thousands)

                       Estimated    December 31,   December 31,
                      Useful Lives      2003           2002
                      ____________  ____________   ____________
Construction & Development          $         9    $         -
Land...................                     644            644
Land Improvements......   20 years        1,055          1,055
Buildings and
  Improvements.........15-50 years        5,675          5,646
Leasehold Improvements.   20 years          660            308
Furniture, Fixtures and
   Equipment........... 5-20 years        5,505          4,994
                                    ____________   ____________

    Subtotal..........                   13,548         12,647

Less:  Accumulated Depreciation          (6,923)        (6,327)
                                    ____________   ____________
Premises and Equipment - Net        $     6,625    $     6,320
                                    ============   ============

Depreciation expense amounted to $596,000 in 2003 , $588,000 in 2002 and $601,000 in 2001.

Total rental expense amounted to $119,000 in 2003, $169,000 in 2002 and $144,000 in 2001.

At December 31, 2003, Union National was obligated under noncancelable operating leases for real estate with future minimum payments as follows (in thousands):

          2004....................................... $    122
          2005.......................................       66
          2006.......................................       40
          2007.......................................       41
          2008.......................................       43
          Thereafter.................................      228
                                                      _________
                                                      $    540
                                                      =========

NOTE 6 - TIME DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows (in thousands):

          2004........................................$ 52,382
          2005........................................  18,121
          2006........................................   6,548
          2007........................................   7,093
          2008........................................   3,451
                                                      _________
                                                      $ 87,595
                                                      =========

Certificates of deposit in denominations of $100,000 or more amounted to $26,150,000 at December 31, 2003, and $24,279,000 at
December 31, 2002. The maturities of these certificates of deposit of $100,000 or more at December 31, 2003, is as follows (in thousands):

          Three months or less........................$  8,965
          Over three months through six months........   3,754
          Over six months through twelve months.......   3,059
          Over twelve months..........................  10,372
                                                      _________
            Total.....................................$ 26,150
                                                      =========

NOTE 7 - SHORT-TERM BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

(Dollars in thousands)
                                      2003             2002
                           ____________________ _________________
                              Amount      Rate    Amount    Rate
                           ___________    _____ __________ ______
Treasury Tax and Loan Notes$       379    0.73% $     900   0.99%
Federal Funds Purchased....      6,155    1.13          -      -
Securities Sold Under
 Repurchase Agreements.....      2,447    0.58      2,487   0.95
FHLB Short-Term Advances...      1,000    1.05          -      -
                           ___________    _____ __________ ______
Total......................$     9,981    0.97% $   3,387   0.96%
                           ===========    ===== ========== ======

(Dollars in thousands)
                                      2001
                           ____________________
                              Amount      Rate
                           ___________    _____

Treasury Tax and Loan Notes$       109    1.41%
Federal Funds Purchased....        820    2.00
Securities Sold Under
 Repurchase Agreements.....      2,471    1.69
FHLB Short-Term Advances...          -       -
                           ___________    _____
Total......................$     3,400    1.76%
                           ===========    =====

Short-term borrowings had an average outstanding balance of $3,415,000 during 2003 at a weighted-average interest rate of 0.82%. The highest balance outstanding at a month-end during 2003 was $9,981,000. During 2002, short-term borrowings had an average outstanding balance of $3,501,000 at a weighted-average interest rate of 1.43%. The highest balance outstanding at a month-end during 2002 was $5,812,000. During 2001, short-term borrowings had an average outstanding balance of $6,672,000 at a weighted-average interest rate of 5.10%. The highest balance at a month-end during 2001 was $12,830,000.

Under an agreement with the FHLB, Union National has a line of credit available in the amount of $15,000,000 of which no balance was outstanding at December 31, 2003. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities.
In addition, all FHLB advances are secured by the FHLB capital stock owned by Union National having a par value of $4,002,000 at December 31, 2003, and $3,681,000 at December 31, 2002. In
addition, Union National has lines of credit that total $11,000,000 with correspondent banks for overnight fed funds borrowings.

Union National offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the bank.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt as of December 31 is as follows:

(Dollars in thousands)
                                 2003                2002
                       ____________________   ___________________
                         Amount      Rate       Amount      Rate
                       __________   _______   __________   ______
FHLB fixed-rate advances maturing:
   2003................$        -        -%   $    5,347    5.25%
   2004................     7,250     3.98         7,250    3.98
   2005................    20,450     2.59         8,355    4.21
   2006................    12,587     2.60        10,300    3.10
   2007................         -        -         2,460    5.31
   2013................     2,000     4.39             -       -
FHLB floating-rate advance maturing:
   2004................     1,587     1.11         1,587    1.36
FHLB convertible fixed-rate advances maturing:
   2010................    20,000     5.70        20,000    5.70
   2011................    10,000     5.23        10,000    5.23
                       __________     _____  ___________   ______
Total..................$   73,874     3.90%  $    65,299    4.68%
                       ==========     =====  ===========   ======

The FHLB advances are collateralized by the security agreement and FHLB capital stock described in Note 7. Union National can borrow a maximum of $135,390,000 from the FHLB, of which $60,516,000 was available at December 31, 2003. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance at the three-month LIBOR plus .08% to .20%. The FHLB currently has the option to convert $20,000,000 of the outstanding convertible advances on a quarterly basis. Options to convert $5,000,000 commence in 2004 and options to convert the remaining $5,000,000 commence in 2006. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full.

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

On December 19, 2003, Union National issued $8,248,000 in junior subordinated debentures due January 23, 2034, to Union National Capital Trust I. Union National owns all of the $248,000 in common equity of the trust and the debentures are the sole asset of the trust. The trust issued $8,000,000 of floating-rate trust capital securities in a private sale. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 4.02% at December 31, 2003. The securities are callable by Union National, subject to any required regulatory approval, at par, after 5 years. Union National unconditionally guarantees the trust capital securities. In December 2003, Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the trust.

In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," the accounts of Union National Capital Trust I are not included in the consolidated financial statements of Union National. However, for regulatory purposes, the trust capital securities qualify as Tier I capital of Union National subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve. The portion that exceeds the 25% of capital limitation qualifies as Tier II capital. At December 31, 2003, all $8,000,000 of Union National's trust capital securities qualified as Tier I capital.

NOTE 10 - PROFIT-SHARING PLAN

The bank has a 401(k) profit-sharing plan that covers substantially all full-time employees. This plan allows employees to contribute a portion of their salaries and wages to the plan. The bank may elect to make a discretionary contribution to the plan and may also match a portion of employee-elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 2003, the bank elected to make a discretionary contribution of 4.25% of eligible salaries and to match 50% of employee-elected salary deferrals that do not exceed 6% of their salaries and wages.

The bank's expense relative to its profit-sharing plan amounted to $289,000 for the year ended December 31, 2003, $293,000 for 2002 and $278,000 for 2001.

NOTE 11 - INCOME TAXES

The net deferred tax asset consists of the following components as of December 31:

(In thousands)

                                            2003       2002
                                          _________   _________
Deferred Tax Assets:
    Allowance for Loan Losses.............$    568     $   509
    Recoverable Alternative Minimum Taxes.     336         328
    Income Tax Credit Carryforward........     298         217
    Other.................................      39          27
                                          _________   _________
Total Deferred Tax Assets.................   1,241       1,081
Deferred Tax Liabilities:
    Unrealized Gains on Investment
      Securities Available-for-Sale.......    (533)       (577)
    Deferred Net Loan Fees................     (61)        (59)
    Depreciation..........................    (306)       (249)
    Prepaid Expenses......................     (75)          -
    Mortgage Servicing Assets and Credit
      Enhancement Fees Receivable.........    (111)          -
    Other.................................     (78)        (63)
                                          _________   _________
Total Deferred Tax Liabilities............  (1,164)       (948)
                                          _________   _________
Net Deferred Tax Asset.................... $    77     $   133
                                          =========   =========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued

An analysis of the income tax expense included in the consolidated statements of income for the years ended December 31 is as follows:

(In thousands)
                          2003           2002           2001
                     _____________   _____________   ____________
Taxes Currently Payable $    581        $    666       $    338
Deferred Income Taxes/
  (Benefit)............      100              70           (107)
                     _____________   _____________   ____________
Provision for Income
  Taxes................ $    681        $    736      $     231
                     =============   =============   ============


The reasons for the difference between Union National's provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31 are as follows:

(Dollars in thousands)
                       2003          2002            2001
                   ___________    ___________     ___________
                   Amount    %    Amount    %     Amount      %
                 _________ ____ __________ ____ ___________ _____
Tax at Statutory
  Federal Income
    Tax Rate.....$1,325   34.0%   $ 1,325  34.0%  $  841   34.0%
Tax-Exempt Income,
  Net of Disallowed
    Interest
      Expense....  (489) (12.5)      (427)(11.0)    (425) (17.2)
Earning from Bank-
  Owned Life
    Insurance....   (96)  (2.5)       (72) (1.8)     (70)  (2.8)
Income Tax Credits  (72)  (1.8)       (85) (2.2)    (118)  (4.8)
Other............    13     .3         (5)  (.1)       3     .1
                _________ ____ ___________ _____ __________ _____
Provision for
  Income Taxes... $ 681   17.5%   $   736  18.9%  $  231    9.3%
                ========= ==== =========== ===== ========== =====

Income tax credit carryforwards begin to expire in 2020. Income tax credits are recognized as earned. Credits earned were $72,000 in 2003, $85,000 in 2002 and $118,000 in 2001. Projected
tax credits are $72,000 for 2004 to 2006 and $38,000 for 2007.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

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

(In thousands)

                                  December 31,     December 31,
                                      2003             2002
                                  _____________   _____________
Financial Instruments Whose Contract
 Amounts Represent Credit Risk:
Commitments to Extend Credit.......$ 27,930          $  8,715
Unused Portion of Home Equity,
 Personal and Overdraft Lines......  29,613            18,548
Other Unused Commitments,
 Principally Commercial
 Lines of Credit...................  18,495            15,791
Standby Letters of Credit..........   3,133             3,069


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Certain commitments may expire without being drawn upon and, therefore, future cash may not be required. The bank evaluates each customer's creditworthiness on a case-by-case basis. The bank generally requires collateral or other security to support financial instruments with credit risk. Collateral held varies but may include residential or commercial real estate, equipment, inventory and accounts receivable.

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements and have terms of less than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan advances to customers. The Bank requires collateral supporting these letters of credit as deemed necessary. Based on the creditworthiness of the borrowers, Union National had unsecured letters of credit outstanding that totaled $285,000 at December 31, 2003. Management believes that the proceeds obtained through a liquidation of collateral on secured letters of credit would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003, for guarantees under standby letters of credit issued is not material.


NOTE 13 - REGULATORY RESTRICTIONS

The bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The average amount of required reserves during 2003 was approximately $3,284,000 and during 2002 it was approximately $2,765,000.

The bank is also subject to certain restrictions in connection with the payment of dividends. National banking laws require the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the bank may declare dividends to its parent corporation in 2004 of approximately $1,179,000 plus an amount equal to the net profits of the bank in 2004 up to the date of any such dividend declaration.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier I capital to average assets and of Tier I and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2003, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Union National maintained the following capital levels and leverage and risk-based capital ratios:

(Dollars in thousands)

                         December 31, 2003    December 31, 2002
                         _________________    _________________

                           Amount      %        Amount      %
                         ___________ _____    ___________ _____
Union National Financial Corporation
____________________________________
Leverage Ratio:
 Tier I Capital to
  Average Total Assets..$    34,047 10.10%   $    25,602  8.17%
 Minimum Required for
  Capital Adequacy
  Purposes..............     13,488  4.00         12,536  4.00


Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual.............     34,047 12.39         25,602 11.31
 Minimum Required for
  Capital Adequacy
  Purposes..............     10,996  4.00          9,055  4.00

 Total Capital Ratio
  - Actual..............     36,127 13.14         27,486 12.14
 Minimum Required for
   Capital Adequacy
   Purposes.............     21,991  8.00         18,110  8.00

Union National Community Bank
_____________________________
Leverage Ratio:
 Tier I Capital to
  Average Total Assets..$    29,125  8.65%   $    24,621  7.88%
 Minimum Required for
  Capital Adequacy
  Purposes..............     13,463  4.00         12,504  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     16,829  5.00         15,629  5.00


Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual.............     29,125 10.63         24,621 10.92
 Minimum Required for
  Capital Adequacy
  Purposes..............     10,958  4.00          9,023  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     16,437  6.00         13,534  6.00

 Total Capital Ratio
  - Actual..............     31,110 11.36         26,433 11.72
 Minimum Required for
   Capital Adequacy
   Purposes.............     21,917  8.00         18,045  8.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     27,396 10.00         22,557 10.00


Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At December 31, 2003, this limitation amounted to approximately $3,111,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

NOTE 14 - STOCKHOLDERS' EQUITY

Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. To the extent that shares are not available for purchase by the plan in the open market, Union National has reserved 173,644 shares of common stock to be issued under the plan. At December 31, 2003, 115,828 shares have been issued under the plan. Open-market purchases are usually made by an independent purchasing agent retained to act as agent for plan participants, and the purchase price to participants will be the actual price paid, excluding brokerage commissions and other expenses that will be paid by Union National.

Earnings per share, net income and weighted-average number of shares outstanding for the years ended December 31, 2003, 2002 and 2001, as computed under the basic and diluted earnings per share methods are as follows:

(In thousands, except per share data)
                               Net Income    Shares   Per Share
                              ____________ __________ ___________
Year Ended December 31, 2003:
 Basic Earnings per Share:
  Net Income..................$    3,216        2,498     $1.29
 Effect of Dilutive Options            -           37
                              ____________ ___________ __________
 Diluted Earnings per Share...$    3,216        2,535     $1.27
                              ============ =========== ==========

Year Ended December 31, 2002:
 Basic Earnings per Share:
  Net Income..................$    3,160        2,557     $1.24
 Effect of Dilutive Options...         -           21
                              ____________ ___________ __________
 Diluted Earnings per Share...$    3,160        2,578     $1.23
                              =========== ============ ==========

Year Ended December 31, 2001:
 Basic Earnings per Share:
  Net Income..................$    2,242        2,584     $ .87
 Effect of Dilutive Options...         -           11
                              ___________ ____________ __________
 Diluted Earnings per Share...$    2,242        2,595     $ .86
                              =========== ============ ==========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The following options to purchase shares of common stock were outstanding at year-end, but were not included in the computation of diluted earnings per share for the year because the options' exercise price was greater than the average market price of the common shares:

                                    Options        Average
                                  Outstanding   Exercise Price
                                  ___________  _________________
December 31, 2003.................  10,728     $      21.51
December 31, 2002.................  60,690            18.91
December 31, 2001................. 112,379            16.53


NOTE 15 - STOCK OPTION PLANS

Union National currently has three separate stock option plans in place. First, there is the Employee Stock Purchase Plan, which allows eligible employees to purchase stock in Union National. There are 110,250 shares reserved for issuance under this plan. Options granted under this plan have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. The other two plans are the Employee Stock Incentive Plan and the Independent Directors' Stock Option Plan. There are 237,625 shares reserved for issuance under the Employee Stock Incentive Plan and 66,150 shares reserved for issuance under the Independent Directors' Stock Option Plan. Options granted under these two plans have terms up to 10 years, have option prices equal to the fair value of the shares on the date of the grant and are exercisable six months after their grant date.

Stock option transactions for the years ended December 31, 2003, 2002 and 2001, are summarized below:

                                   Stock       Weighted-Average
                                  Options       Exercise Price
                                  ________     _________________
Options Outstanding at December 31, 2000
   (Prices range from $10.29
   to $21.67)..................... 147,104        $   14.46
Year Ended December 31, 2001:
Options Granted...................  82,168            12.84
Options Exercised.................  (2,093)           11.63
Options Forfeited................. (18,058)           13.30
                                  _________     ________________
Options Outstanding at December 31, 2001
   (Prices range from $11.70
   to $21.67)..................... 209,121            14.36

Year Ended December 31, 2002:
Options Granted...................  23,918            16.30
Options Exercised.................  (6,009)           12.26
Options Forfeited................. (11,035)           15.61
Options Expired...................  (8,250)           13.18
                                 __________     ________________
Options Outstanding at December 31, 2002
  (Prices range from $12.10
   to $21.67)..................... 207,745            15.31

Year Ended December 31, 2003:
Options Granted...................  30,986            18.98
Options Exercised.................  (8,738)           14.70
Options Forfeited.................  (2,776)           14.50
Options Expired................... (10,752)           18.25
                                 __________     ________________
Options Outstanding at December 31, 2003
  (Prices range from $12.10
   to $21.67)..................... 216,465        $   16.92
                                 ==========     ================

Options outstanding at December 31, 2003, consisted of the following:


   Range of         Options   Weighted-Average  Average Remaining
Exercise Prices   Outstanding  Exercise Price    Contractual Life
________________  ___________ ________________  _________________
$12.10 to $14.50      70,272    $    13.20            7.6 years
$14.51 to $16.90      27,830         16.36            8.1 years
$16.91 to $19.30      69,301         18.50            3.2 years
$19.31 to $21.67      49,062         20.32            6.9 years
________________  ___________ ________________  _________________
$12.10 to $21.67     216,465    $    16.92            6.1 years
================  =========== ================  =================

Of the total options outstanding, 201,965 were exercisable at December 31, 2003, at an average exercise price of $16.63.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Junior subordinated debentures: The carrying amount of these floating-rate debentures approximates its fair value.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Off-balance sheet instruments: For Union National's off-balance sheet instruments, consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

At December 31, 2003 and 2002, the estimated fair values of financial instruments based on the disclosed assumptions are as follows:

(In thousands)
                                        December 31, 2003
                                ______________________________
                                   Carrying
                                    Amount         Fair Value
                                ______________   _____________
Assets:
 Cash and Cash Equivalents........$      8,679    $      8,679
 Investment Securities
  Available-for-Sale..............      97,066          97,066
 Loans Held for Sale..............         197             202
 Loans, Net of Unearned Income
  and Allowance for Loan Losses...     223,396         228,252
 Restricted Investment in Bank Stocks    4,092           4,092
 Accrued Interest Receivable......       1,818           1,818
 Mortgage Servicing Assets and
  Credit Enhancement Fees Receivable       328             485

Liabilities:
 Demand and Savings Deposits......     143,479         143,479
 Time Deposits....................      87,595          88,803
 Short-term Borrowings............       9,981           9,981
 Long-term Debt...................      73,874          77,719
 Junior Subordinated Debentures...       8,248           8,248
 Accrued Interest Payable.........         743             743

Off-balance sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit..           -               -

(In thousands)
                                        December 31, 2002
                                ______________________________
                                   Carrying
                                    Amount         Fair Value
                                ______________   _____________
Assets:
 Cash and Cash Equivalents........$     14,545    $     14,545
 Investment Securities
  Available-for-Sale..............      90,679          90,679
 Loans Held for Sale..............         892             926
 Loans, Net of Unearned Income
  and Allowance for Loan Losses...     197,253         203,902
 Restricted Investment in Bank Stocks    3,772           3,772
 Accrued Interest Receivable......       1,772           1,772
 Mortgage Servicing Assets and
  Credit Enhancement Fees Receivable       127             129

Liabilities:
 Demand and Savings Deposits......     130,419         130,419
 Time Deposits....................      92,931          95,032
 Short-term Borrowings............       3,387           3,387
 Long-term Debt...................      65,299          70,694
 Junior Subordinated Debentures...           -               -
 Accrued Interest Payable.........         902             902

Off-balance sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit..           -               -


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 17 - UNION NATIONAL FINANCIAL CORPORATION (PARENT COMPANY
ONLY)

CONDENSED BALANCE SHEETS
(In thousands)
                                     December 31,   December 31,
                                        2003           2002
                                    ____________   _____________
ASSETS
   Cash in Bank Subsidiary..........$     3,873    $         66
   Interest-Bearing Deposits
       in Other Banks...............         64               7
   Investment in Subsidiaries.......     30,301          25,647
   Other Equity Investment Securities       395             331
   Investments in Limited
       Partnerships.................        570             637
   Recoverable Federal Income Taxes.        108             110
   Other Assets.....................        159               -
                                    ____________   _____________
       Total Assets.................$    35,470    $     26,798
                                    ============   =============
LIABILITIES
   Junior Subordinated Debentures...$     8,248    $          -
   Other Liabilites.................         98              63

STOCKHOLDERS' EQUITY................     27,124          26,735
                                    ____________   _____________
   Total Liabilities and
          Stockholders' Equity......$    35,470    $     26,798
                                    ============   =============

CONDENSED STATEMENTS OF INCOME
(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2003          2002
                                  _____________  ___________
INCOME
 Dividends from Subsidiaries.......$    2,648    $    2,482
 Dividends on Other Equity
   Investment Securities...........        11            10
 Interest on Deposits in Bank
   Subsidiary......................         2             3
 Gain on Sale of Securities........        49             -
 Management Fees from Bank
   Subsidiary......................        42            42
                                   _____________  ___________
      Total Income.................     2,752         2,537

EXPENSES
 Interest Expense on Junior
   Subordinated Debentures.........        12             -
 Other Expenses....................       138           134
                                   ____________  ___________
      Total Expenses...............       150           134

 Income before Income Taxes and
   Equity in Undistributed Income
   of Bank Subsidiary..............     2,602         2,403
Provision for Income Taxes/(Benefit)      (90)         (102)
                                   ____________  ___________
                                        2,692         2,505
EQUITY in UNDISTRIBUTED INCOME
 of BANK SUBSIDIARY................       524           655
                                   ____________  ___________
  NET INCOME.......................$    3,216    $    3,160
                                   ============  ===========
(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2001
                                  _____________
INCOME
 Dividends from Subsidiary.........$      788
 Dividends on Other Equity
   Investment Securities...........         9
 Interest on Deposits in Bank
   Subsidiary......................         4
 Gain on Sale of Securities........         6
 Management Fees from Bank
   Subsidiary......................        42
                                   _____________
      Total Income.................       849

EXPENSES
 Interest Expense on Junior
   Subordinated Debentures.........         -
 Other Expenses....................       112
                                   _____________
      Total Expenses...............       112

 Income before Income Taxes and
   Equity in Undistributed Income
   of Bank Subsidiary..............       737
Provision for Income Taxes/(Benefit)     (138)
                                   ____________
                                          875
EQUITY in UNDISTRIBUTED INCOME
 of BANK SUBSIDIARY................     1,367
                                   ____________
  NET INCOME.......................$    2,242
                                   ============


CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                      ___________________________
                                          2003           2002
                                      ____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income.........................$    3,216    $    3,160
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Equity In Undistributed
          Income of Bank Subsidiary...      (524)         (655)
      Investment Securities Gains.....       (49)            -
      Provision for Deferred Income Taxes     (4)           (3)
      Decrease/(Increase) in Other
          Assets......................        82            67
      (Decrease)/Increase in Other
          Liabilities.................        22            (2)
                                      ____________  _____________
     Net Cash Provided by Operating
        Activities....................     2,743         2,567

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities...............        59             -
   Purchases of Available-for-Sale
    Securities........................       (24)          (20)
   Investment in Subsidiaries.........    (4,248)            -
                                      ____________  _____________
   Net Cash Provided by/(Used in)
         Investing Activities.........    (4,213)          (20)

CASH FLOWS from FINANCING ACTIVITIES
   Proceeds from Issuance of Junior
      Subordinated Debentures.........     8,248             -
   Issuance Costs of Junior
      Subordinated Debentures.........      (160)            -
   Acquisition of Treasury Stock......    (1,621)       (1,536)
   Issuance of Common and Treasury Stock     439           352
   Cash Dividends Paid................    (1,572)       (1,472)
                                      ____________  _____________
   Net Cash Provided by/(Used in)
      Financing Activities............     5,334        (2,656)
                                      ____________  _____________
         NET INCREASE/(DECREASE) in CASH   3,864          (109)

     CASH - Beginning of Year.........        73           182
                                      ____________  _____________
     CASH - End of Year...............$    3,937    $       73
                                      ============  =============

(In thousands)
                                       Years Ended December 31,
                                      ___________________________
                                          2001
                                      ____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income.........................$    2,242
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Equity In Undistributed
          Income of Bank Subsidiary...    (1,367)
      Investment Securities Gains.....        (6)
      Provision for Deferred Income Taxes     (3)
      Decrease/(Increase) in Other
          Assets......................       (42)
      (Decrease)/Increase in Other
          Liabilities.................         2
                                      ____________
     Net Cash Provided by Operating
        Activities....................       826

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities...............        31
   Purchases of Available-for-Sale
    Securities........................       (25)
   Investment in Subsidiaries.........         -
                                      ____________
     Net Cash Provided by/(Used in)
         Investing Activities.........         6

CASH FLOWS from FINANCING ACTIVITIES
   Proceeds from Issuance of Junior
      Subordinated Debentures.........         -
   Issuance Costs of Junior
      Subordinated Debentures.........         -
   Acquisition of Treasury Stock......       (52)
   Issuance of Common and Treasury Stock     256
   Cash Dividends Paid................    (1,098)
                                      ____________
   Net Cash Provided by/(Used in)
      Financing Activities............      (894)
                                      ____________
         NET INCREASE/(DECREASE) in CASH     (62)

     CASH - Beginning of Year.........       244
                                      ____________
     CASH - End of Year...............$      182
                                      ============



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Union National Financial Corporation
Mount Joy, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Union National Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union National Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
January 23, 2004



              SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended
December 31, 2003 and 2002, are as follows:

(Dollars in thousands, except per share data)

                                         2003
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income..........$4,543    $4,548    $4,508      $4,435
Interest Expense......... 1,720     1,805     1,666       1,512
                         _______   ______   ________    ________
 Net Interest Income..... 2,823     2,743     2,842       2,923
Provision for Loan Losses     7        39        69         159
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses................ 2,816     2,704     2,773       2,764
Other Operating Income...   825     1,167       866         917
Investment Securities
   Gains/(Losses)........    71        12       203         160
Other Operating Expenses. 2,715     2,820     2,866       2,980
                         _______   ______   ________    ________
 Income before Income Taxes 997     1,063       976         861

Provision for Income
   Taxes.................   193       208       164         116
                         _______   ______   ________    ________
 Net Income..............$  804    $  855   $   812     $   745
                         =======   ======   ========    ========
 Net Income per Common Share
   (Basic and Assuming
   Dilution).............$ 0.32    $ 0.34   $  0.32     $  0.30
                         =======   ======   ========    ========

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.

(Dollars in thousands, except per share data)

                                         2002
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income..........$5,048    $4,878   $ 4,862     $ 4,773
Interest Expense......... 2,210     2,005     1,998       1,894
                         _______   ______   ________    ________
 Net Interest Income..... 2,838     2,873     2,864       2,879
Provision for Loan Losses    25        59        43          57
                         _______   ______   ________    ________
 Net Interest Income after
   Provision for Loan
   Losses................ 2,813     2,814     2,821       2,822
Other Operating Income...   664       712       701         771
Investment Securities
   Gains/(Losses)........   (20)      140       138          69
Other Operating Expenses. 2,596     2,619     2,674       2,660
                         _______   ______   ________    ________
 Income before Income Taxes 861     1,047       986       1,002

Provision for Income
   Taxes.................   144       215       184         193
                         _______   ______   ________    ________
 Net Income..............$  717    $  832   $   802     $   809
                         =======   ======   ========    ========
 Net Income per Common Share
   (Basic and Assuming
   Dilution).............$ 0.28    $ 0.32   $  0.31     $  0.32
                         =======   ======   ========    ========

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.



                    SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2003         2002        2001
                             __________   __________   __________
INCOME STATEMENT
Interest Income..............$  18,034    $  19,561    $  21,085
Interest Expense.............    6,703        8,107       10,190
                             __________   __________   __________
Net Interest Income..........   11,331       11,454       10,895
Provision for Loan Losses....      274          184          576
                             __________   __________   __________
Net Interest Income
  after Provision for
  Loan Losses................   11,057       11,270       10,319
Other Operating Income.......    4,221        3,175        2,356
Other Operating Expenses.....   11,381       10,549       10,202
                             __________   __________   __________
Income before Income Taxes...    3,897        3,896        2,473
Provision for Income Taxes/
 (Benefit)...................      681          736          231
                             __________   __________   __________
Net Income for Year..........$   3,216     $  3,160    $   2,242
                             ==========   ==========   ==========
SHARE INFORMATION
Net Income Per Share (Basic).$    1.29     $   1.24    $    0.87
Cash Dividends Per Share.....    0.630        0.575        0.425
Average Shares Outstanding
 (Basic).....................    2,498        2,557        2,584

FINANCIAL RATIOS
Return on Average Assets.....     0.98%        1.02%        0.76%
Return on Average
  Stockholders' Equity.......    11.89%       12.20%        9.07%
Return on Average Realized
  Stockholders' Equity (1)...    12.38%       12.51%        9.21%
Dividend Payout Ratio........    48.90%       46.58%       48.95%
Average Stockholders' Equity
 to Average Assets...........     8.25%        8.39%        8.40%

AVERAGE BALANCE SHEET
Loans........................$ 200,808    $ 201,976    $ 186,877
Investment Securities........   96,650       80,558       81,644
Other Earning Assets.........    8,386        7,381        8,677
Total Assets.................  327,644      308,584      294,401
Deposits.....................  226,781      215,242      214,297
Short-Term Borrowings........    3,415        3,501        6,672
Long-Term Debt...............   68,623       62,322       46,907
Junior Subordinated
  Debentures.................      294            -            -
Stockholders' Equity.........   27,046       25,900       24,730

BALANCE SHEET AT YEAR-END
Loans........................$ 225,381    $ 199,065    $ 203,581
Investment Securities........   97,066       90,679       75,215
Total Earning Assets.........  326,989      301,738      287,522
Total Assets.................  351,892      320,509      307,673
Deposits.....................  231,074      223,350      215,544
Short-Term Borrowings........    9,981        3,387        3,400
Long-Term Debt...............   73,874       65,299       61,252
Junior Subordinated
  Debentures.................    8,248            -            -
Stockholders' Equity.........   27,124       26,735       25,545

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.


(Dollars in thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2000         1999
                             __________   __________
INCOME STATEMENT
Interest Income..............$  20,583    $  19,080
Interest Expense.............   10,352        8,811
                             __________   __________
Net Interest Income..........   10,231       10,269
Provision for Loan Losses....      397          214
                             __________   __________
Net Interest Income
  after Provision for
  Loan Losses................    9,834       10,055
Other Operating Income.......    1,732        1,477
Other Operating Expenses.....    9,949        7,725
                             __________   __________
Income before Income Taxes...    1,617        3,807
Provision for Income Taxes/
 (Benefit)...................      (50)         722
                             __________   __________
Net Income for Year..........$   1,667    $   3,085
                             ==========   ==========
SHARE INFORMATION
Net Income Per Share (Basic).$    0.65    $    1.17
Cash Dividends Per Share.....    0.576        0.540
Average Shares Outstanding
 (Basic).....................    2,576        2,633

FINANCIAL RATIOS
Return on Average Assets.....     0.60%        1.17%
Return on Average
  Stockholders' Equity.......     7.21%       13.29%
Return on Average Realized
  Stockholders' Equity (1)...     6.99%       13.08%
Dividend Payout Ratio........    89.16%       46.18%
Average Stockholders' Equity
 to Average Assets...........     8.30%        8.83%

AVERAGE BALANCE SHEET
Loans........................$ 182,728    $ 169,667
Investment Securities........   78,868       76,377
Other Earning Assets.........    3,395        5,007
Total Assets.................  278,416      263,075
Deposits.....................  214,464      206,470
Short-Term Borrowings........   11,314        2,020
Long-Term Debt...............   27,920       29,882
Junior Subordinated
  Debentures.................        -            -
Stockholders' Equity.........   23,110       23,218

BALANCE SHEET AT YEAR-END
Loans........................$ 185,981    $ 174,854
Investment Securities........   74,466       77,724
Total Earning Assets.........  263,549      255,680
Total Assets.................  282,680      269,579
Deposits.....................  212,545      209,181
Short-Term Borrowings........   13,495        9,100
Long-Term Debt...............   30,735       27,035
Junior Subordinated
  Debentures.................        -            -
Stockholders' Equity.........   23,562       23,063

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. Union National's other subsidiary, Union National Capital Trust I, was established during December 2003 for the purpose of issuing $8,000,000 of trust capital securities. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net income for 2003 was $3,216,000, an increase of 1.8%, as compared to consolidated net income of $3,160,000 for 2002 Consolidated net income for 2002 was an increase of 40.9%, as compared to consolidated net income of $2,242,000 for 2001.

Basic earnings per share for 2003 amounted to $1.29 and diluted earnings per share amounted to $1.27, as compared to basic earnings per share of $1.24 and diluted earnings per share of $1.23 for 2002 and basic earnings per share of 87 cents and diluted earnings per share of 86 cents for 2001.

The following items impacted results of operations for 2003 as compared to 2002:

  * Net income increased due to growth of 5.5% in average earning assets, which was funded by increased deposits and long-term borrowings.

  * Net income decreased due to the narrowing of the interest rate spread between the interest earnings on assets and the interest cost of liabilities.

  * Net income decreased due to an increase in the provision for loan losses of $90,000.

  * Net income increased due to an increase of $119,000 in realized gains on the sale of investment securities. In 2003, total gains on the sale of investment securities of $446,000 offset early payoff costs of $359,000 on borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB).

  * Net income increased due to an increase in other operating income (excluding investment securities gains) of $927,000, or 32.5%, which was primarily a result of increased revenues from mortgage banking activities and commissions on the sale of alternative investment products.

  * Net income decreased due to an increase in other operating expenses of $832,000, or 7.9%.

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

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.98% for 2003, 1.02% for 2002 and 0.76% for 2001. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE), was 11.89% for 2003, 12.20% for 2002 and 9.07% for 2001.
Net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income, was 12.38% for 2003, 12.51% for 2002 and 9.21% for 2001.
For Union National, accumulated other comprehensive income is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

       MANAGEMENT'S DISCUSSION AND ANALYSIS continued

Management currently expects relatively strong growth in loans and deposits for 2004. It is expected that loan growth will be driven largely by strong commercial loan demand and a slowdown in the refinancing and payoff of residential mortgages. Deposit growth is expected to result from the acquisition of new commercial business relationships and a new office at 38 East Roseville Road in Manheim Township, PA that opened in November 2003. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During 2003, Union National experienced strong commercial loan demand and moderate growth in consumer loans. The growth in consumer loans was primarily a result of an increase in home equity lines of credit which are offered at rates as low as one-half percent below prime. However, residential mortgage balances declined during 2003, primarily as a result of increased refinancing activity. Union National now sells most of its new residential mortgage loans under a program that was implemented in the fourth quarter of 2001. Mortgages generated for sale under this program amounted to $24,958,000 for the year ended December 31, 2003, and $13,105,000 for 2002. In addition, there was a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $9,358,000 at December 31, 2003, a decline of $8,626,000 from December 31, 2002. Also impacting loan growth during 2003 was the purchase of approximately $12,000,000 in manufactured housing loans in December 2003. These loans are secured by liens on manufactured homes, 40% of which are additionally secured by the underlying real estate. Overall loan balances have increased by $26,316,000 over 2002.

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

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of December 31, 2003, the bank had received long-term advances of $73,874,000 and short-term advances of $1,000,000 from its available credit of $135,390,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from January 2004 to December 2013.

Furthermore, in December 2003, Union National obtained net funding of $8,000,000 from the issuance of junior subordinated debentures to a trust subsidiary that then issued trust capital securities. The floating-rate debentures provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 4.02% at December 31, 2003. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies.

Impacting net interest income during 2003 was $359,000 in additional costs incurred on the early payoff of FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings. During 2003, Union National restructured $7,261,000 in long-term borrowings with the FHLB. Paid-off borrowings had a weighted-average rate of 4.38% and were primarily replaced with lower current-rate borrowings. Gains on the sale of investment securities offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. Total long-term FHLB advances outstanding at December 31, 2003, represent an increase of $8,575,000 from the prior year and the average interest rate on these borrowings has decreased to 3.90% from 4.68%. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison to prior periods.

2003 Compared to 2002

Net interest income for 2003 decreased by $28,000, or 0.2%, over 2002 ($51,000 or 0.4% without the impact of early payoff costs on long-term FHLB borrowings). For 2003, average earning asset growth of $15,929,000, was funded by increased demand and savings deposits and additional long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $501,000 in 2003 over 2002.

The overall interest rate on the average total earning assets decreased to 6.16% for 2003, as compared to 7.00% for 2002. However, the overall interest rate on the average interest-bearing liabilities also decreased to 2.48% (2.34% without the impact of payoff costs) for 2003, as compared to 3.17% for 2002 (3.02% without the impact of payoff costs). The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $529,000 for 2003 from 2002. The net interest margin percentage was 3.97% for 2003 (4.09% without the impact of payoff costs) as compared to 4.20% for 2002 (4.33% without the impact of payoff costs). See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for 2004.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. The following chart details recent rate history for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilities:

                                    12/31/03  12/31/02  12/31/01
                                    ________  ________  ________
Fed Funds Target Rate...............   1.00%     1.25%     1.75%
Prime Rate..........................   4.00%     4.25%     4.75%
3-Year Treasury Constant Maturity*..   2.44%     2.23%     3.62%
10-Year Treasury Constant Maturity*.   4.27%     4.03%     5.09%
Conventional Mortgage Rate*.........   5.88%     6.05%     7.07%

*These rates are the average rates for December as published by the Federal Reserve in Statistical Release H.15.



As detailed in the above table, there has been a decline in not only short-term rates, such as the fed funds target rate and the prime rate, but also in longer-term interest rates. In fact, longer-term interest rates have declined more significantly than short-term rates over the periods shown. As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

2002 Compared to 2001

Net interest income for 2002 increased by $537,000, or 4.6%, over 2001 ($919,000 or 7.9% without the impact of early payoff costs of $382,000 on long-term FHLB borrowings). For 2002, average earning asset growth of $12,717,000 was funded primarily by additional long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $809,000 in 2002 over 2001.

The overall interest rate on the average total earning assets decreased to 7.00% for 2002, as compared to 7.87% for 2001. However, the overall interest rate on the average interest-bearing liabilities also decreased to 3.17% (3.02% without the impact of payoff costs) for 2002, as compared to 4.16% for 2001. The net effect of all interest rate fluctuations and funding changes was to decrease net interest income in the amount of $272,000 for 2002 from 2001. The net interest margin percentage was 4.20% for both 2002 and 2001 (2002 would have been 4.33% without the impact of payoff costs).

          MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

2004 Net Interest Income

For 2004, it is currently anticipated that Union National's net interest margin percentage will be comparable to current levels. However, income from growth in earning assets which occurred during 2003, net of costs resulting from growth in deposits and borrowings, should increase net interest income for 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of December 31, 2003, may result in net interest income for 2004 that reflects a moderate increase over the net interest income earned during 2003. Expected growth in earning assets during 2004 should also increase Union National's net interest margin. This expected growth was not reflected in the model at December 31, 2003. However, Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $7,804,000 at December 31, 2003. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2004, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

PROVISION FOR LOAN LOSSES

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $274,000 in 2003, $184,000 in 2002 and $576,000 in 2001. Net charge-offs amounted to $101,000 for 2003, as compared to $265,000 for 2002 and $470,000 for 2001. The increased provision for loan losses in 2003 can be primarily attributed to increased outstanding loan balances. The lower provision for loan losses in 2002 can be attributed to a decrease in net charge-offs, declining levels of nonperforming loans and overall stable credit quality. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

  Distribution of Assets, Liabilities and Stockholders' Equity;
  Interest Rates and Interest Differential (Taxable Equivalent
                              Basis)
                                             Year Ended
                                          December 31, 2003
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$     316       $      3      0.95%
 Federal Funds Sold...........    4,015             45      1.12
 Short-Term Investments.......       27              -      0.00
 Investment Securities:
  Taxable.....................   71,260          2,717      3.81
  Tax-Exempt..................   25,390          1,867      7.35
 Loans-Net*...................  200,808         14,127      7.04
 Restricted Invest. - Bank Stocks 4,028             89      2.21
                              __________      ________     ______
  Total Earning Assets........  305,844         18,848      6.16
 Allowance for Loan Losses....   (1,858)
 Other Nonearning Assets......   23,658
                              __________
 TOTAL ASSETS.................$ 327,644
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  78,758       $    424      0.54%
  Savings.....................   30,614            138      0.45
  Time........................   88,984          2,800      3.15
 Short-Term Borrowings........    3,415             28      0.82
 Long-Term Debt**.............   68,623          3,301      4.81
 Junior Subordinated
   Debentures.................      294             12      4.08
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  270,688          6,703      2.48
                                              ________     ______
 Demand Deposits..............   28,425
 Other Liabilities............    1,485
                              __________
  TOTAL LIABILITIES...........  300,598
Stockholders' Equity..........   27,046
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 327,644
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 12,145      3.68%
                                              ========     ======
 Net Interest Margin..........                              3.97%
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

*Includes loan fees of $920,000 for the year ended December 31, 2003, $816,000 for the year ended December 31, 2002 and $802,000 for the year ended December 31, 2001.

**Includes early payoff costs on FHLB Borrowings of $359,000 for the year ended December 31, 2003, $382,000 for 2002 and $0 for
2001.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              4.29%
   Total Interest-Bearing
     Liabilites...............                              2.34
   Interest Rate Spread.......                              3.82
   Net Interest Margin........                              4.09

                                             Year Ended
                                          December 31, 2002
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$     157       $      2      1.27%
 Federal Funds Sold...........    2,925             50      1.71
 Short-Term Investments.......      986             15      1.52
 Investment Securities:
  Taxable.....................   59,005          2,959      5.01
  Tax-Exempt..................   21,553          1,644      7.63
 Loans-Net*...................  201,976         15,490      7.67
 Restricted Invest. - Bank Stocks 3,313            120      3.62
                              __________      ________     ______
  Total Earning Assets........  289,915         20,280      7.00
 Allowance for Loan Losses....   (1,870)
 Other Nonearning Assets......   20,539
                              __________
 TOTAL ASSETS.................$ 308,584
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  68,498       $    631      0.92%
  Savings.....................   28,025            276      0.98
  Time........................   93,785          3,680      3.92
 Short-Term Borrowings........    3,501             50      1.43
 Long-Term Debt**.............   62,322          3,470      5.57
 Junior Subordinated
   Debentures.................        -              -         -
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  256,131          8,107      3.17
                                              ________     ______
 Demand Deposits..............   24,934
 Other Liabilities............    1,619
                              __________
  TOTAL LIABILITIES...........  282,684
Stockholders' Equity..........   25,900
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 308,584
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 12,173      3.83%
                                              ========     ======
 Net Interest Margin..........                              4.20%
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

*Includes loan fees of $920,000 for the year ended December 31, 2003, $816,000 for the year ended December 31, 2002 and $802,000 for the year ended December 31, 2001.

**Includes early payoff costs on FHLB Borrowings of $359,000 for the year ended December 31, 2003, $382,000 for 2002 and $0 for
2001.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              4.95%
   Total Interest-Bearing
     Liabilites...............                              3.02
   Interest Rate Spread.......                              3.98
   Net Interest Margin........                              4.33

                                             Year Ended
                                          December 31, 2001
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$      72       $      1      1.39%
 Federal Funds Sold...........    3,901            163      4.18
 Short-Term Investments.......    1,599             45      2.81
 Investment Securities:
  Taxable.....................   59,809          3,840      6.42
  Tax-Exempt..................   21,835          1,693      7.75
 Loans-Net*...................  186,877         15,883      8.50
 Restricted Invest. - Bank Stocks 3,105            201      6.47
                              __________      ________     ______
  Total Earning Assets........  277,198         21,826      7.87
 Allowance for Loan Losses....   (1,944)
 Other Nonearning Assets......   19,147
                              __________
 TOTAL ASSETS.................$ 294,401
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  60,690       $  1,072      1.77%
  Savings.....................   25,126            343      1.37
  Time........................  105,478          5,831      5.53
 Short-Term Borrowings........    6,672            340      5.10
 Long-Term Debt**.............   46,907          2,604      5.55
 Junior Subordinated
   Debentures.................        -              -         -
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  244,873         10,190      4.16
                                              ________     ______
 Demand Deposits..............   23,003
 Other Liabilities............    1,795
                              __________
  TOTAL LIABILITIES...........  269,671
Stockholders' Equity..........   24,730
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 294,401
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 11,636      3.71%
                                              ========     ======
 Net Interest Margin..........                              4.20%
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

*Includes loan fees of $920,000 for the year ended December 31, 2003, $816,000 for the year ended December 31, 2002 and $802,000 for the year ended December 31, 2001.

**Includes early payoff costs on FHLB Borrowings of $359,000 for the year ended December 31, 2003, $382,000 for 2002 and $0 for
2001.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              5.55%
   Total Interest-Bearing
     Liabilites...............                              4.16
   Interest Rate Spread.......                              3.71
   Net Interest Margin........                              4.20


        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

 Rate/Volume Analysis of Changes in Net Interest Income (Taxable
                        Equivalent Basis)
                                        2003 Compared to 2002
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
 Interest Income From
   Interest-Bearing Deposits
     in Other Banks.................$     1      $     2   $  (1)
 Federal Funds Sold.................     (5)          15     (20)
 Short-Term Investments.............    (15)          (8)     (7)
 Investment Securities:
    Taxable.........................   (242)         546    (788)
    Tax-Exempt......................    223          284     (61)
 Loans-Net.......................... (1,363)         (89) (1,274)
 Restricted Invest. - Bank Stocks...    (31)          20     (51)
                                    ________     ________   _____
    Total Earning Assets............ (1,432)         770  (2,202)

 Interest Expense On Deposits:
    Interest-Bearing Demand.........   (207)          84    (291)
    Savings.........................   (138)          23    (161)
    Time............................   (880)        (180)   (700)
 Short-Term Borrowings..............    (22)          (1)    (21)
 Long-Term Debt.....................   (169)         331    (500)
 Junior Subordinated Debentures.....     12           12       -
                                    ________     ________ _______
   Total Interest-Bearing
      Liabilities................... (1,404)         269  (1,673)
                                    ________     ________ _______
   Net Interest Income..............$   (28)     $   501  $ (529)
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

                                        2002 Compared to 2001
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
 Interest Income From
   Interest-Bearing Deposits
     in Other Banks.................$     1      $     1   $   -
 Federal Funds Sold.................   (113)         (34)    (79)
 Short-Term Investments.............    (30)         (13)    (17)
 Investment Securities:
    Taxable.........................   (881)         (51)   (830)
    Tax-Exempt......................    (49)         (22)    (27)
 Loans-Net..........................   (393)       1,226  (1,619)
 Restricted Invest. - Bank Stocks...    (81)          12     (93)
                                    ________     ________   _____
    Total Earning Assets............ (1,546)       1,119  (2,665)

 Interest Expense On Deposits:
    Interest-Bearing Demand.........   (441)         124    (565)
    Savings.........................    (67)          37    (104)
    Time............................ (2,151)        (594) (1,557)
 Short-Term Borrowings..............   (290)        (115)   (175)
 Long-Term Debt.....................    866          858       8
 Junior Subordinated Debentures.....      -            -       -
                                    ________     ________ _______
   Total Interest-Bearing
      Liabilities................... (2,083)         310  (2,393)
                                    ________     ________ _______
   Net Interest Income..............$   537      $   809  $ (272)
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



OTHER OPERATING INCOME

2003 Compared to 2002

Other operating income for 2003 was $4,221,000, representing an increase of $1,046,000, or 32.9%, over 2002. Contributing to this increase were the following items:

  * an increase in revenue from mortgage banking activities in the amount of $443,000;

  * an increase in investment securities gains of $119,000;

  * an increase in commission earnings from the sale of alternative investment products in the amount of $282,000;

  * an increase in earnings on deposit fees related to insufficient funds charges in the amount of $116,000; and

  * an increase in earnings on BOLI of $71,000 as a result of an additional $4,000,000 investment in BOLI during the third quarter of 2003.

The increase in income from mortgage banking activities related to a mortgage program that Union National implemented in November 2001. Through this program, Union National is able to offer expanded mortgage products at competitive rates. These mortgages are sold to the FHLB, but the servicing is retained by Union National. As of December 31, 2003, Union National was servicing 369 loans through this program with an outstanding balance of approximately $36,000,000.

Investment securities gains in 2003 were a result of some restructuring in the investment security portfolio. After a thorough analysis, certain securities were sold at a net gain and the funds were invested in other securities that management believed had better structures with comparable earnings rates. Management believes these securities are positioned better for various changes in interest rates. In addition, these gains offset the one-time costs associated with the early payoff and restructuring of FHLB borrowings.

The increase in commission earnings on the sale of alternative investment products resulted from the expanded sales of annuities, mutual funds and brokerage services. Union National now has a licensed representative in each retail office location to sell these alternative investment products.

The increased earnings on deposit fees related to an increase in insufficient funds charges. This resulted from increased activity and a new product called "Overdraft Privilege" introduced to customers in November 2003. With Overdraft Privilege customers are permitted to overdraw their accounts subject to certain limits. This service can help customers avoid merchant costs and the embarrassment of having checks returned. Overdraft Privilege should also generate increased fee income for Union National in 2004. With increased overdrafts there is also increased credit exposure, however, the increased revenue is currently expected to more than offset any related credit losses.

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

Other operating income (excluding investment securities gains or losses) as a percentage of total revenue (net interest income and other operating income) was 25.0% for 2003, 19.9% for 2002 and 17.3% for 2001.

OTHER OPERATING EXPENSES

2003 Compared to 2002

The aggregate of other operating expenses for 2003 increased by $832,000, or 7.9%, over 2002. This increase in other operating expenses is discussed below as it pertains to the various expense categories.

Salaries and wages increased by $508,000, or 11.2%, over 2002. This increase was essentially due to staff additions, annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Staff additions include staff for our new office located on Roseville Road in Manheim Township, an experienced business development officer who will lead our business banking group, business and credit specialists and other support staff and sales positions.

Employee benefit costs increased by $56,000, or 4.9%, over 2002.
Increased employee benefit costs relate primarily to increased staff and salary levels.

Other changes in operating expenses for 2003 included the following:

  * an increase in data processing fees of $96,000;

  * an increase in advertising and marketing expenses of $23,000, primarily as a result of the opening of our new Manheim
    Township office;

  * an increase in ATM processing expenses of $22,000;

       MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

  * an increase in foreclosed real estate expenses of $24,000;

  * an increase in director fees in the amount of $32,000, as a result of the addition of three new directors in 2003;

  * an increase in appraisal costs of $31,000;

  * an increase in donations of $24,000;

  * an increase in supplies costs in the amount of $24,000;

  * a decrease in postage costs of $32,000; and

  * an increase in the amortization of mortgage servicing assets and credit enhancement fees receivable in the amount of $45,000.

The increase in data processing costs related to the implementation of a new data communications system and the associated costs. The increase in donations was a result of contributions that Union National made under the PA Educational Improvement Tax Credit program. Through this program, Union National receives a 90% tax credit for contributions made to certain organizations. The increase in appraisal fees and amortization of mortgage servicing assets and credit enhancement fees receivable was related to an increase in mortgage banking activities. The decrease in postage costs was a result of a cost savings that resulted from a change in the sorting of outgoing mail.

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

INCOME TAXES

Union National had income tax expense of $681,000 for 2003, $736,000 for 2002 and $231,000 for 2001. The effective tax rate for 2003 was 17.5%, as compared to 18.9% for 2002 and 9.3% for 2001. The decrease in income tax expense in 2003 was primarily due to an increase in tax-exempt earnings. The realization of net deferred tax assets, which amounted to $77,000 at December 31, 2003, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

RECENT ACCOUNTING STANDARDS ISSUED

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 12.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46(FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities
(VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.

In accordance with the guidance provided by FIN 46, Union National did not consolidate the accounts of its wholly-owned trust subsidiary, Union National Capital Trust I. As detailed in the notes to the consolidated financial statements, Union National issued junior subordinated debentures to its trust subsidiary which then issued trust capital securities in a private sale. The net effect of not consolidating the accounts of the trust subsidiary is to include Union National's $248,000 equity interest in the trust subsidiary as an "Other Asset" on the balance sheet and to report the total $8,248,000 of junior subordinated debentures as an outstanding liability. For regulatory reporting purposes, the Federal Reserve Board has indicated that the trust capital securities will continue to qualify as Tier 1 capital subject to certain limitations. The total trust capital securities are included in regulatory Tier 1 capital of Union National Financial Corporation. If the Federal Reserve Board changes its position regarding the inclusion of trust capital securities in Tier 1 capital, Union National and the bank will still meet all regulatory capital requirements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003.

Except as discussed above regarding FIN 46, The provisions of the above interpretations and statements did not have or are not expected to have a significant impact on the financial condition or results of operations of Union National.

FINANCIAL CONDITION

INVESTMENT SECURITIES

As of December 31, 2003, all of Union National's investment securities have been classified as available-for-sale.
Securities classified as available-for-sale are those debt securities that Union National intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Union National possesses the ability, subject to credit impairment, to hold each security in its investment portfolio to maturity. However, Union National recognizes that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, Union National has designated its

          MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

investment securities as being available-for-sale. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of Union National's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income, a component of stockholders' equity.

During the second quarter of 2002, Union National reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale allows Union National greater flexibility in managing its investment securities portfolio and overall interest rate risk. After a thorough evaluation of these held-to-maturity investment securities, Union National identified several securities to be sold. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, the sale of these securities required that all of Union National's investment securities be classified as available-for-sale. Investment securities with a total cost of $10,399,000 and a fair value of $10,358,000 were transferred to available-for-sale during the second quarter. The unrealized losses on these investment securities were recorded net of tax as accumulated other comprehensive income, an adjustment to stockholders' equity.

During 2002, in light of record-low interest rates, Union National began to purchase certain types of mortgage-backed and asset-backed securities to better position its investment portfolio for a subsequent increase in interest rates. At December 31, 2003, the total amortized cost of Union National's mortgage-backed and asset-backed securities amounted to $49,189,000. These security purchases were funded through investment cash flows, payments received on Union National's investment in a pool of residential mortgage loans and additional FHLB borrowings. These securities were generally purchased at a premium as their coupons were higher than current market interest rates. Based on high prepayment speeds on these securities, the premium paid for these bonds has been amortized quickly which has reduced recorded yields. In the future, as interest rates rise and prepayment speeds slow down, the recorded yields on the remaining balance of these securities will increase. The weighted-average yield on mortgage-backed and asset-backed securities was 3.57% at December 31, 2003, as compared to 3.43% at December 31, 2002, and 6.09% at December 31, 2001. With high prepayment speeds experienced in 2002 and 2003, the estimated average life of these securities is relatively short and the recorded yield on these securities is still comparable to other investments with similar maturities and also compares favorably to current short-term market interest rates. Cash flows from these securities and changes in market interest rates are considered in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussion.

Total expected cash flows from investment securities, including estimated prepayments and expected call options, is currently estimated at $26,259,000 for 2004, which represents approximately 28% of the bank's investment securities as compared to 38% as estimated at December 31, 2002, for 2003. The estimated amount of expected cash flows from investment securities will vary significantly with changes in assumed interest rates. For example, an increase in interest rates will decrease the level of prepayments received on mortgage-backed securities. These factors affecting the bank's investment securities are included in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussions on these risks.

Management periodically assesses the strategy of selling mortgage-backed securities and other available-for-sale securities. Investment security purchases and sales are effected in order to enhance the bank's net interest margin, while managing liquidity and interest rate risk within specified limits. Based on the current interest rate environment, management will be evaluating its available-for-sale portfolio for possible opportunities to increase its earnings for the year 2004 and future years through potential investment security sales. Generally, management will utilize net investment security gains to offset other balance sheet restructuring costs including early payoff costs on FHLB borrowings.

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of December 31, 2003, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $702,000 and had unrealized gains of $9,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2003, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of December 31, 2003, Union National held corporate debt securities with a total fair value of $20,603,000, and net unrealized gains on these securities amounted to $326,000. In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

At December 31, 2003, net unrealized gains for securities classified as available-for-sale were $1,568,000. In comparison, at December 31, 2002, net unrealized gains for securities classified as available-for-sale were $1,697,000. The unrealized gains on the available-for-sale securities, net of income tax effect, amounted to an increase in stockholders' equity of $1,035,000 at December 31, 2003, and $1,120,000 at December 31,
2002. Except as discussed under the Net Interest Income section with regards to the impact of interest rate changes on the results of operations, management believes that the effects of any unrealized losses in the available-for-sale investment portfolio on future earnings, liquidity and capital resources to be immaterial.

The following shows the summary of investment securities held by Union National:

  (In thousands)                Carrying Value at December 31,
                             ____________________________________
                                   2003         2002
                               ___________    __________

                                Available-    Available-
                                 for-Sale      for-Sale
                               ___________    __________
Obligations of U.S.
 Government Agencies............$      -      $      -
Obligations of State
 and Political Subdivisions.....  26,621        24,262
Corporate Securities............  20,603        17,224
Mortgage-Backed Securities......  47,220        45,392
Asset-Backed Securities.........   2,228         3,470
Equity Securities...............     394           331
                                __________    __________
Total...........................$ 97,066      $ 90,679
                                ==========    ==========



    (In thousands)            Carrying Value at December 31,

                              __________________________________
                                             2001

                                 ________________________
                                  Available-    Held-to-
                                  for-Sale      Maturity

                                 ___________    ________
Obligations of U.S.
 Government Agencies............$    1,024      $      -
Obligations of State
 and Political Subdivisions.....     9,824        11,835
Corporate Securities............    16,264         1,500
Mortgage-Backed Securities......    34,484             -
Asset-Backed Securities.........         -             -
Equity Securities...............       284             -
                                ____________    _________
Total...........................$   61,880      $ 13,335
                                ============    =========

The following table illustrates the maturities of investment securities and the weighted-average yields based upon amortized cost as of December 31, 2003. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


                          Within     1 - 5     5 - 10     Over
    (In thousands)        1 Year     Years      Years   10 Years
                         ________   _______   ________  _________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value..............$   201   $   169    $ 3,602   $22,649
  Amortized Cost..........    200       154      3,442    22,053
  Yield...................   8.25%     6.25%      8.04%     7.41%

Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value..............      -       130      2,074    45,016
  Amortized Cost..........      -       129      2,027    44,856
  Yield...................      -      2.84%      3.56%     3.47%

Asset-Backed Securities by Contractual Maturity:*
  Fair Value..............      -         -          -     2,228
  Amortized Cost..........      -         -          -     2,177
  Yield...................                                  5.72%

Corporate Securities:
  Fair Value..............  1,025     7,829      5,517     6,232
  Amortized Cost..........  1,010     7,701      5,487     6,079
  Yield...................   5.28%     5.95%      4.71%     5.92%

Equity Securities:
  Fair Value..............
  Amortized Cost..........
  Yield...................
                         ________   _______   ________  _________
Total Securities:
  Fair Value..............$ 1,226   $ 8,128    $11,193   $76,125
  Amortized Cost..........  1,210     7,984     10,956    75,165
  Yield...................   5.77%     5.91%      5.54%     4.89%
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


    (In thousands)           Total
                          ________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value..............$26,621
  Amortized Cost.......... 25,849
  Yield...................   7.49%

Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value.............. 47,220
  Amortized Cost.......... 47,012
  Yield...................   3.47%

Asset-Backed Securities by Contractual Maturity:*
  Fair Value..............  2,228
  Amortized Cost..........  2,177
  Yield...................   5.72%

Corporate Securities:
  Fair Value.............. 20,603
  Amortized Cost.......... 20,277
  Yield...................   5.57%

Equity Securities:
  Fair Value..............    394
  Amortized Cost..........    183
  Yield...................   5.93%
                          ________

Total Securities:
  Fair Value..............$97,066
  Amortized Cost.......... 95,498
  Yield...................   5.06%
                          ========

* It is anticipated that these mortgage-backed and asset-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for these securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


LOANS

Net loans were $225,381,000 at December 31, 2003, representing a 13.2% increase over net loans of $199,065,000 at December 31, 2002. As shown in the following table, the increase in loans was primarily due to an increase in commercial and industrial mortgage loans and consumer loans. In addition, during 2003 there was a decrease in conventional residential mortgage loans outstanding that was offset by an increase in second mortgage consumer loans, specifically home equity lines of credit. The decline in residential mortgage loans was a result of significant refinancing activity in 2003 due to low long-term mortgage rates. This refinancing activity reduced outstanding mortgage balances as Union National now sells a majority of its new residential mortgage loans to the FHLB. In addition, there was a decline in the balance of a pool of residential mortgage loans that Union National purchased in November 2001. These purchased mortgage loans had an outstanding balance of $9,358,000 at December 31, 2003, a decline of $8,626,000 from December 31, 2002. Impacting both consumer and residential mortgage loan growth during 2003 was the purchase of approximately $12,000,000 in manufactured housing loans in December 2003. These loans are secured by liens on manufactured homes, 40% of which are additionally secured by the underlying real estate.

At December 31, 2003, there were no loan concentrations over 10% of loans outstanding to any one category or borrower. However, loans secured by real estate constitute 86% of the bank's loan portfolio; consequently, the quality of these loans is affected by the region's economy and real estate market. Total net loans with variable-rate pricing amounted to $126,380,000 at December 31, 2003, and $89,541,000 at December 31, 2002. See section on
Market Risk - Interest Rate Risk.

Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material adverse impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may result in the inability of loans amounting to $1,879,000 to comply with their respective repayment terms. These loans are not considered impaired as defined by current generally accepted accounting principles since it is only possible, but not probable that they will not be

          MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

able to comply with their respective repayment terms. This represents an increase from the amount of $1,689,000 at December 31, 2002. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the allowance for loan losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management expects that a portion of these loans may be classified as nonperforming in 2004. The nonperforming loans table, appearing in the section entitled Nonperforming Assets, does not include the aforementioned loans.

Loans are composed of the following:


                                           December 31,
                              __________________________________
      (In thousands)             2003        2002       2001
                               _________   _________   __________
Real Estate Mortgages:
  First and Second Residential.$116,173    $114,441    $127,547
  Commercial and Industrial....  64,589      48,411      35,842
  Construction and Land
   Development.................   5,337       5,405       8,388
  Agricultural.................   8,400       7,147       7,752
Commercial and Industrial......  10,075       9,109       9,141
Consumer.......................  11,089       5,416       7,649
Agricultural...................     478         516         569
Other..........................   8,929       8,315       6,172
                               _________   _________   __________
   Total Loans................. 225,070     198,760     203,060
Add: Unamortized Premium on
     Purchased Loans...........     371         358         558
Less: Unearned Income..........     (60)        (53)        (37)
                               _________   _________   __________
   Loans (Net of Unearned
      Income)..................$225,381    $199,065    $203,581
                               =========   =========   ==========

                                           December 31,
                             ____________________________________
      (In thousands)             2000        1999
                               _________   _________
Real Estate Mortgages:
  First and Second Residential.$105,903    $103,264
  Commercial and Industrial....  39,126      34,332
  Construction and Land
   Development.................   4,868       5,943
  Agricultural.................   8,763       6,355
Commercial and Industrial......   9,446       7,571
Consumer.......................   8,854       8,725
Agricultural...................     987       2,073
Other..........................   8,080       6,653
                               _________   _________
   Total Loans................. 186,027     174,916
Add: Unamortized Premium on
     Purchased Loans...........       -           -
Less: Unearned Income..........     (46)        (62)
                               _________   _________
   Loans (Net of Unearned
     Income)...................$185,981    $174,854
                               =========   =========

The loan maturities and interest sensitivity of total loans, excluding residential real estate mortgages and consumer loans at December 31, 2003, are as follows:

                                      Years to Maturity*
                            Within    1 - 5    Over
    (In thousands)          1 Year    Years   5 Years   Total
                            _______ ________  _______  _______
Commercial,
  Agricultural and Other....$ 9,673  $10,520  $72,278  $92,471
Construction and Land
   Development..............  5,337        -        -    5,337
                            _______ ________  _______  _______
   Total....................$15,010  $10,520  $72,278  $97,808
                            ======= ========  =======  =======
Fixed Interest Rates........$ 3,519  $ 6,011  $ 9,647  $19,177
Floating or Adjustable
   Interest Rates........... 11,491    4,509   62,631   78,631
                            _______ ________  _______  _______
   Total....................$15,010  $10,520  $72,278  $97,808
                            ======= ========  =======  =======
* Due to interest rate levels, economic conditions and other relevant factors, it is anticipated that there will be loans that are repaid prior to their contractual maturity dates.


NONPERFORMING ASSETS

Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after the past due principal is brought current and deemed collectible in full. If nonaccrual loans had been current and in accordance with their original terms, gross interest income of approximately $113,000 would have been recorded on such loans for the year ended December 31, 2003, and $92,000 for the year ended December 31, 2002. No interest income was recognized on such loans for the year ended December 31, 2003, and $2,000 was recognized for the year ended December 31, 2002. At December 31, 2003, total nonperforming loans amounted to $1,342,000, or 0.6%, of net loans, as compared to $1,674,000, or 0.8% of net loans, at December 31, 2002.
Historically, the percent of nonperforming loans to net loans as of December 31, for the previous five-year period, was an average of 0.9%. There are no troubled debt restructurings.

At December 31, 2003, the recorded investment in loans that are considered to be impaired under generally accepted accounting principles was $2,418,000 as compared to $1,128,000 at December 31, 2002. The measure of impairment is based on the fair value of collateral securing these loans. The related allowance for loan losses amounted to $373,000 at December 31, 2003, and $194,000 at December 31, 2002. The average recorded investment in impaired loans was $2,022,000 during the year ended December 31, 2003, and $1,242,000 during the year ended December 31, 2002.

        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

The following shows the summary of nonperforming loans:



                                            December 31,
                                _________________________________
      (In thousands)               2003        2002      2001
                                ________     ________   _________
Nonaccruing Loans...............$ 1,334     $ 1,310     $ 1,589
Accruing Loans - 90 days or
  more past due.................      8         364         615
                                ________    ________   __________
  Total Nonperforming
    Loans.......................$ 1,342     $ 1,674     $ 2,204
                                ========    ========   ==========
Nonperforming Loans
  as a % of Net Loans...........     .6%         .8%        1.1%
                                ========    ========   ==========
Allowance for Loan
  Losses as a % of
    Nonperforming Loans.........    148%        108%         86%
                                ========    ========   ==========
                                     December 31,
                                _________________________
      (In thousands)               2000       1999
                                ________    ________
Nonaccruing Loans...............$ 1,625     $ 1,343
Accruing Loans - 90 days or
  more past due.................    164         132
                                ________    ________
  Total Nonperforming
    Loans.......................$ 1,789     $ 1,475
                                ========    ========
Nonperforming Loans
  as a % of Net Loans...........    1.0%         .8%
                                ========    ========
Allowance for Loan
  Losses as a % of
  Nonperforming Loans...........    100%        121%
                                ========    ========

Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Foreclosed real estate amounted to $104,000 at December 31, 2003, and $307,000 at December 31, 2002. Foreclosed real estate as of December 31, 2003, consisted of one mixed-use property. The foreclosed real estate expense, including cost write-downs to fair value, which impacted the results of operations amounted to $46,000 for the year ended December 31, 2003, and $22,000 for the year ended December 31, 2002.

LOAN QUALITY/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency's (OCC's) most recent examination.

During 2003, an ongoing loan review was performed on selected portions of the loan portfolio by an independent consultant. Senior management evaluates credit risk on a quarterly basis, or more frequently, as circumstances dictate. At December 31, 2003, the percent of loans secured by real estate was 86% of the overall loan portfolio. Union National's current policy generally requires that the borrower provide 20% equity for residential mortgage loans. However, certain home equity loans will be made with less than 20% equity and the interest rate on the loan is adjusted to reflect this increased risk.

The allowance for loan losses at December 31, 2003, increased by $173,000 over the prior year. This increase was primarily a result of increased loan balances. The ratio of the allowance for loan losses to net loans was 0.88% at December 31, 2003, as compared to 0.91% at December 31, 2002. The overall level of the allowance for loan losses has increased over the previous five-year period primarily as a result of loan growth. During the same period, the allowance for loan losses to total loans has declined from 1.02% to 0.88% as a result of increased credit quality and a decline in delinquencies. Management believes, based on information currently available, that the current allowance for loan losses of $1,985,000 is adequate to meet potential loan losses. For



            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                 2003        2002       2001
                                ________     ________   ________
Average Loans Outstanding.......$200,808     $201,976   $186,877
                                ========     ========   ========
Allowance for Loan Losses,
  Beginning of Year.............$  1,812     $  1,893   $  1,787
Loans Charged-Off During Year:
   Real Estate*.................      98          112        133
   Consumer.....................      23           86        167
   Commercial, Industrial
     and Agricultural...........       1          177        240
                                ________     ________   ________
     Total Charge-Offs..........     122          375        540
Recoveries of Loans
  Previously Charged-Off:
   Real Estate*.................       -           53          5
   Consumer.....................      21           52         54
   Commercial, Industrial
     and Agricultural...........       -            5         11
                                ________     ________   ________
    Total Recoveries............      21          110         70
                                ________     ________   ________
     Net Loans Charged-Off......     101          265        470
Provision for Loan Losses
  Charged to Operations.........     274          184        576
                                ________     ________   ________
Allowance for Loan Losses,
  End of Year...................$  1,985     $  1,812   $  1,893
                                ========     ========   ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding.............    .05%         .13%       .25%
                                ========     ========   ========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year................    .88%         .91%       .93%
                                ========     ========   ========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                2000         1999
                                ________     ________
Average Loans Outstanding.......$182,728    $ 169,667
                                ========     ========
Allowance for Loan Losses,
  Beginning of Year.............$  1,783     $  1,743
Loans Charged-Off During Year:
   Real Estate*.................     162           72
   Consumer.....................      92           74
   Commercial, Industrial
     and Agricultural...........     169           77
                                ________     ________
     Total Charge-Offs..........     423          223
Recoveries of Loans
  Previously Charged-Off:
   Real Estate*.................       1            -
   Consumer.....................      22           35
   Commercial, Industrial
     and Agricultural...........       7           14
                                ________     ________
    Total Recoveries............      30           49
                                ________     ________
     Net Loans Charged-Off......     393          174
Provision for Loan Losses
  Charged to Operations.........     397          214
                                ________     ________
Allowance for Loan Losses,
  End of Year...................$  1,787     $  1,783
                                ========     ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding.............    .22%         .10%
                                ========     ========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year................    .96%        1.02%
                                ========     ========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.



        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

2004, management expects loan charge-offs, net of recoveries, to be comparable to the level of net loan charge-offs for 2003.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance that consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following sets forth an allocation of the allowance for loan losses by category. The specific allocation in any particular category may be reallocated in the future to reflect current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.


                              Amount          Percent of Loans
                          (In thousands)      in each Category
                        _________________     __________________
December 31, 2003:
 Commercial, Industrial
  and Agricultural...........$  1,091                 43%
 Real Estate-
  Residential Mortgages......     450                 52
 Consumer....................     152                  5
 Unallocated.................     292                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,985                100%
                             ==========              =====
December 31, 2002:
 Commercial, Industrial
  and Agricultural...........$  1,078                 39%
 Real Estate-
  Residential Mortgages......     231                 58
 Consumer....................     184                  3
 Unallocated.................     319                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,812                100%
                             ==========              =====
December 31, 2001:
 Commercial, Industrial
  and Agricultural...........$  1,131                 33%
 Real Estate-
  Residential Mortgages......     250                 63
 Consumer....................     266                  4
 Unallocated.................     246                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,893                100%
                             ==========              =====
December 31, 2000:
 Commercial, Industrial
  and Agricultural...........$    971                 38%
 Real Estate-
  Residential Mortgages......     430                 57
 Consumer....................     129                  5
 Unallocated.................     257                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,787                100%
                             ==========              =====
December 31, 1999:
 Commercial, Industrial
  and Agricultural...........$    857                 36%
 Real Estate-
  Residential Mortgages......     460                 59
 Consumer....................     142                  5
 Unallocated.................     324                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,783                100%
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

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of December 31, 2003, the bank had received long-term advances of $73,874,000 and short-term advances of $1,000,000 from its available credit of $135,390,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding long-term borrowings at December 31, 2003, had a weighted-average rate of 3.90% and total long-term borrowings of $65,299,000 at December 31, 2002, had a weighted-average rate of 4.68%. As of December 31, 2003, advances of $9,837,000 are due in 2004 and advances of $20,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

As indicated above, another alternative source of liquidity for Union National is the use of brokered CDs. As of December 31, 2003, Union National had $2,000,000 in brokered CDs outstanding that mature in June 2004.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

           Off-Balance Sheet Arrangements and Aggregate
                     Contractual Obligations

The following table represents Union National's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2003:

(In thousands)    Less Than    1-3      4-5    Over 5
                   1 Year     Years    Years    Years    Total
                 __________  _______  _______  _______  ________
Time Deposits..... $52,382   $24,669  $10,544  $     -  $ 87,595
Long-Term Debt....   8,837    33,037        -   32,000    73,874
Junior Subordinated
  Debentures......       -         -        -    8,248     8,248
Operating Leases..     122       106       84      228       540
                  _________  _______  _______  _______  ________
 Total............ $61,341   $57,812  $10,628  $40,476  $170,257
                  =========  =======  =======  =======  ========


In addition, Union National, in the conduct of business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Union National is contracted with its core date processor for the provision of certain services including transaction processing, branch automation and communication services, trust processing, ATM processing and other various services. Payments under these contracts amounted to $747,000 for the year ended December 31, 2003. Future payments under these contracts will vary based on transaction and account volumes and may also reflect inflationary cost adjustments. The majority of this contract expires in November 2008 and any early termination will require the payment of a substantial penalty. Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of Union National.

Union National is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit (See Note 12 for additional details).

INFLATION

Inflation has some impact on Union National's operating costs, but unlike many other companies, substantially all of Union National's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Union National's performance than the general level of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The effects of changes in interest rates are discussed in the following section on Market Risk - Interest Rate Risk.

MARKET RISK - INTEREST RATE RISK

As a financial institution, Union National's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of Union National's assets and liabilities. The nature of Union National's current operations is such that Union National is not subject to foreign currency exchange or commodity price risk. Union National does not own any trading assets.

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National's Board of Directors. Union National manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. Union National retains an outside consulting group to assist in monitoring its interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

In addition, Union National utilizes an interest rate-sensitivity report called a "GAP" report, which illustrates the time intervals of cash flows or the next repricing date of interest-earning assets and interest-bearing liabilities. Union National's GAP report at December 31, 2003, reflects a positive rate-sensitivity position throughout the first year, in that rate-sensitive assets exceed rate-sensitive liabilities. The following analysis reflects cumulative rate-sensitive assets of $159,919,000, as compared to cumulative rate-sensitive liabilities of $125,382,000 as of the one-year time frame. Union National's cumulative interest-sensitivity gap for the one-year time frame is 9.8% of total assets at December 31, 2003, as compared to 14.0% at December 31, 2002. Union National manages the interest-sensitivity gap for the one-year time frame with a guideline of plus 15% to negative 15% of total assets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

The interest rate sensitivity analysis for Union National with investment securities at amortized cost at December 31, 2003, is as follows:

                    INTEREST RATE SENSITIVITY

                          1 - 90   91 - 365    1 - 3     3 - 5
  (In thousands)           Days      Days      Years     Years
                         ________  ________  ________  _________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset-Backed Securities:
  Variable...............$    387  $  1,597  $    140  $      59
  Fixed..................   5,108    16,631    22,059      1,740
 Other Investment
    Securities and
    Other Earning Assets.   6,884     4,836     7,347      9,247
 Net Loans:
  Variable...............  65,507    20,971    27,216     12,686
  Fixed..................  12,497    25,501    35,202     14,227
                         ________  ________  ________  _________
  TOTAL..................$ 90,383  $ 69,536  $ 91,964  $  37,959
                         ========  ========  ========  =========
LIABILITIES
Deposits:
 Interest-Bearing Demand.$    706  $      -  $      -  $       -
 Money Market............  43,653         -         -          -
 Savings.................     408     1,167         -          -
 Time....................  19,993    32,389    24,688     10,525

FHLB Advances and
 Other Borrowings........  20,816     6,250    33,037          -
                         ________  ________  ________  _________
   TOTAL.................$ 85,576  $ 39,806  $ 57,725  $  10,525
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap.........$  4,807  $ 34,537  $ 68,776  $  96,210
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap as a Percent
 of Total Assets.........     1.4%      9.8%     19.5%      27.3%
                         ========  ========  ========  =========
                          Over 5
  (In thousands)           Years     Total
                         ________  ________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset-Backed Securities:
  Variable...............$      -  $  2,183
  Fixed..................   1,468    47,006
 Other Investment Securities
    and Other
    Earning Assets.......  22,340    50,654
 Net Loans:
  Variable...............       -   126,380
  Fixed..................  11,771    99,198
                          ________ _________
  TOTAL.................. $35,579  $325,421
                          ======== =========
LIABILITIES
Deposits:
 Interest-Bearing Demand. $37,232  $ 37,938
 Money Market............       -    43,653
 Savings.................  29,626    31,201
 Time....................       -    87,595

FHLB Advances and
 Other Borrowings........  32,000    92,103
                          ________ _________
   TOTAL................. $98,858  $292,490
                          ======== =========
Cumulative Interest-
 Sensitivity Gap......... $32,931
                          ========
Cumulative Interest-
  Sensitivity Gap as a Percent
  of Total Assets........     9.4%
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

Certain shortcomings are inherent in the method of analysis presented in the foregoing schedule. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain repriceable assets, such as adjustable-rate securities or loans, have features like annual and lifetime rate caps or floors that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, a change in market interest rates from the interest rate scenarios that existed on December 31, 2003, would likely cause assumptions, such as estimated prepayment speeds, refinancings, imbedded options, early withdrawals and FHLB advance conversion clauses to significantly change the GAP results above. Based on current market interest rates, the $20,000,000 in FHLB convertible advances that are currently convertible on a quarterly basis will not convert and are shown in the GAP report above based on their maturity date. In addition, as included in the bank's simulation model these advances will also not convert if market interest rates increase 2%.

In an effort to assess market risk, Union National utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to Union National's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of Union National's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The results of the simulation model could change significantly if there was not a parallel shift in interest rates and there was a resulting change in the assumed shape of the interest rate yield curve. The percentage declines in the table below are measured as percentage changes from the values of simulated net interest income in the current rate scenario and the impact of those changes on the prior year's net income.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

As a result of the simulation model, the following reflects Union
National's net interest income and net income sensitivity analysis as of December 31, 2003 and 2002:

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
                             of 2%      of 1%    Rates     of 2%
                           __________ _______ _________ _________
Net Interest Income:
 Policy Limit..............   <10%       -         -       <10%
 Hypothetical Percent Decrease
  In Net Interest Income
  from Current Rate Scenario:
   As of December 31, 2003. Not Modeled  -         -         -
   As of December 31, 2002. Not Modeled  -         -         -

Net Income:
 Hypothetical Percent Decrease
  from Prior Year's Net Income:
   As of December 31, 2003. Not Modeled  -         -         -
   As of December 31, 2002. Not Modeled  -         -         -


As of December 31, 2003 and 2002, only a one-percent decline in interest rates was modeled based on management's assessment of potential future interest rate levels. The preceding schedule indicates that as of December 31, 2003 and 2002, a hypothetical 1% decline or 2% increase in prevailing market interest rates would have an immaterial positive impact to Union National's net interest income and net income. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National managed its interest rate risk position in 2003 by the following:

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

  * additions to or restructuring of fixed-rate advances from the FHLB; and

  * the issuance of $8,248,000 in junior subordinated debentures.

The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

STOCKHOLDERS' EQUITY

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2004.

On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares).

Union National's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 8.25% for 2003, as compared to 8.39% for 2002. The dividend payout ratio, which represents the percentage of earnings returned to the stockholders in the form of cash dividends, was 48.9% for 2003 and 46.6% for 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2003, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

      (In thousands)                 December 31,  December 31,
                                        2003          2002
                                     ____________  ____________
Union National Financial Corporation:
____________________________________
Tier I Capital........................$   34,047   $    25,602
Tier II Capital.......................     2,080         1,884
                                      ___________  ____________
   Total Qualifying Capital...........$   36,127   $    27,486
                                      ===========  ============
Risk-adjusted On-balance sheet Assets $  246,617   $   208,261
Risk-adjusted Off-balance sheet
   Exposure...........................    28,271        18,108
                                      ___________  ____________
   Total Risk-adjusted Assets.........$  274,888   $   226,369
                                      ===========  ============
Actual Capital Ratio:
 Tier I Capital to Average Total Assets    10.10%         8.17%
 Minimum Required.....................      4.00          4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual........     12.39%        11.31%
 Minimum Required.....................      4.00          4.00

 Total Capital Ratio - Actual.........     13.14%        12.14%
 Minimum Required.....................      8.00          8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement......$   14,136   $     9,376
                                      ===========  ============
Union National Community Bank:
______________________________
Tier I - Total Stockholders' Equity...$   29,125   $    24,621
Tier II - Allowance for Loan Losses...     1,985         1,812
                                      ___________  ____________
   Total Qualifying Capital...........$   31,110   $    26,433
                                      ===========  ============
Risk-adjusted On-balance sheet Assets $  245,686   $   207,458
Risk-adjusted Off-balance sheet
   Exposure...........................    28,271        18,108
                                      ___________  ____________
   Total Risk-adjusted Assets.........$  273,957   $   225,566
                                      ===========  ============
Actual Capital Ratio:
 Tier I Capital to Average Total Assets     8.65%         7.88%
 Minimum Required.....................      4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions........      5.00          5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual........     10.63%        10.92%
 Minimum Required.....................      4.00          4.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions........      6.00          6.00

 Total Capital Ratio - Actual.........     11.36%        11.72%
 Minimum Required.....................      8.00          8.00
 To Be Well-Capitalized under Prompt
  Corrective Action Provisions........     10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement......$    9,193   $     8,388
                                      ===========  ============

Included in Tier 1 regulatory capital of Union National Financial
Corporation detailed above is $8,000,000 of trust capital securities issued through Union National Capital Trust I, a wholly-owned subsidiary of Union National.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render Union National insolvent, or result in negative net worth, as defined. As a practical matter, Union National's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the bank. Payment of dividends to Union National by the bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the bank to declare dividends in 2004 of approximately $1,179,000, plus an amount equal to the net profits of the bank in 2004 up to the date of any such dividend declaration.

Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders of common stock may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. At December 31, 2003, the enrollment in the plan was approximately 19% of the shares outstanding. As of December 31, 2003, 115,828 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan. Union National had approximately 1,403 stockholders (including stockholders of record and individual participants in security position listings) at December 31, 2003, and approximately 1,322 stockholders at December 31, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

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

USA PATRIOT Act

On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. Union National has not as yet fully determined the impact that this act will have on our operations although the impact is not expected to be material.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted.
The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because Union National's common stock is registered with the SEC, it is currently subject to this Act.

Throughout 2002 and 2003, the SEC and Nasdaq Stock Market issued new regulations affecting our corporate governance and heightening our disclosure requirements. Among the many new changes this year are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and posting of various SEC reports on our website. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

We cannot predict what other legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

                            BOARD OF DIRECTORS


Nancy Shaub Colarik
Retired

William E. Eby
Retired

Mark D. Gainer
President/CEO, Union National Financial Corporation and Union
National Community Bank

James R. Godfrey
President, HealthGuard of Lancaster

Carl R. Hallgren, Esq.
Attorney-Treasurer, Morgan, Hallgren, Croswell and Kane P.C.

William M. Nies
Real Estate Developer/Sales L.M.S. Commercial Real Estate

Darwin A. Nissley
Partner, Nissley Brothers

Lloyd C. Pickell
Lloyd C. Pickell, PA

Benjamin W. Piersol, Jr., R.Ph.
Vice President and Co-Owner, Sloan's Pharmacy, Inc.

Daniel H. Raffensperger
President, Continental Press, Inc.

Donald H. Wolgemuth
Partner, Donegal Producers

RETIRED DIRECTORS

Franklin R. Eichler
Treasurer, Clarence Schock Foundation

Frank began his tenure with Union National in 1983. He retired from the Financial Corporation in March of 2003, and from the bank's Board of Directors in December 2003. Frank held the position of Vice Chairman on the aforementioned boards and also chaired the Audit and Human Resources Committees. Frank continues to spend much of his time at the Clarence Schock Foundation, and also enjoys reading and traveling with his wife, Love.

David G. Heisey
President, David G. Heisey, Inc.

Dave began his tenure with Union National in 1977. He retired from the Financial Corporation in October 2003, and from the bank's Board of Directors in December of 2003. Dave was very active in the construction and development business with his expertise shown in many building projects throughout Pennsylvania. He was Chairman of the bank's Property and Building Committee. Much of Dave's time will be spent continuing as an avid sportsman and spending time with his family.

                       Office Locations

COLUMBIA
921 Lancaster Avenue, Columbia, PA 17512

ELIZABETHTOWN
1275 South Market Street, Elizabethtown, PA 17022

HEMPFIELD
190 Stony Battery Road, Landisville, PA 17538

MANHEIM
701 Lancaster Road, Manheim, PA 17545

MANHEIM TWP
38 East Roseville Road, Lancaster, PA 17601

MAYTOWN
100 West High Street, Maytown, PA 17550

MOUNT JOY
101 East Main Street, Mount Joy, PA 17552

www.uncb.com

717-492-2222

                           EXHIBIT 14
                           __________

              Union National Financial Corporation
                 Directors and Senior Management
                         Code of Ethics

              UNION NATIONAL FINANCIAL CORPORATION
                DIRECTORS AND SENIOR MANAGEMENT
                       CODE OF ETHICS

     Directors and senior management, including senior financial officers, hold an important and elevated role in corporate governance at Union National Financial Corporation. They are vested with both the responsibility and authority to protect and preserve the interests of all of our constituents, including shareholders, employees, customers and citizens of the communities in which we conduct business. The maintenance of extremely high standards of honest, ethical and impartial conduct is essential to assure the proper performance of the company's business and the maintenance of the public's trust. This Code of Ethics prescribes the policies and procedures to be employed and enforced in the operations of Union National Financial Corporation (the "Company").

          It is your responsibility to comply with the law and behave in an ethical manner. This responsibility cannot be delegated or assumed by the company.

          This code cannot anticipate every possible situation or cover every topic in detail. From time-to-time, the company may establish compliance programs to address specific subjects or you may find certain topics also covered by an Employee Handbook. If you are unclear about a situation, seek guidance before taking action.

          The standards in this code do not necessarily take into account all legal requirements. Where more restrictive local laws or requirements exist, those take precedence.

          Comply with all applicable governmental rules and regulations. Failure to obey laws and regulations violates this code and may expose both you and the Company to criminal or civil prosecution. Any violation of this code or other compliance programs may result in corrective action, up to and including termination. The Company may also seek civil remedies from you and even refer criminal misconduct to law enforcement agencies.

          You are responsible for reporting suspected violations of this code, immediately to Mark D. Gainer, our Corporate Compliance Officer.

          If you have a question about a topic covered in this code, please review the Employee Handbook. If you still have a concern regarding any possible unethical or illegal conduct, please contact Mark D. Gainer, our
                                            _______________
          Corporate Compliance Officer.

Conflicts of Interest
_____________________

     A "conflict of interest" exists any time one faces a choice between what is in his/her personal interest (financial or otherwise) and the interest of our Company. These situations are not always easy to avoid. When a conflict of interest arises, it is important to act with great care to avoid even the appearance that your actions are not in the best interest of the Company.
If you find yourself in a position where your objectivity may be questioned because of individual interest or family or personal relationships, notify Mark D. Gainer, our Corporate Compliance
                      ______________
Officer, immediately.

Ownership Interests
___________________

     Board of Directors approval is required for our Company to do business with a company in which a senior officer or family member owns - directly or indirectly - an interest. If you or a family member own or acquire an interest that is greater than 5% in any company, Board approval is needed.

            Gifts, Meals, Services and Entertainment

     One should not request or accept anything that might be used as a means to influence, or even appear to influence, you against the Company's best interests. Personal gifts should not be accepted other than those considered common business courtesies and for which one would reasonably expect to give something similar in return in the normal course of business. One must not accept or give any gift in excess of $100 in value without the prior approval of Mark D. Gainer, our Compliance Officer.
                 _______________

    Safeguarding Company Assets/Accuracy of Books And Records

     We maintain internal controls to provide direction on protecting Company assets and financial accountability. The controls are based upon the following principles.

DO NOT:
          * Make personal use of Company assets that creates additional costs for the Company, interferes with work duties or violates any Company policy;

          * Allow Company property to be used to help carry out illegal acts;

          * Manipulate financial accounts, records or reports for personal gain;

          * Maintain off-the-book accounts to facilitate questionable or illegal payments; or

          * Violate any law or regulation.

DO:
          * Prepare project budget proposals with accurate information;

          * Maintain books, accounts and records according to generally accepted accounting principles, using enough detail to reflect accurately and fairly
            Company transactions;

          * Record transactions in a timely manner, so that no misleading financial information is created. (These transactions include, but are not limited to, income, expense, indebtedness, obligation, reserves and acquisition or disposition of assets, etc.);

          * Retain Company records in accordance with established policies and applicable legal and regulatory requirements; and

          * Give full, fair, accurate, timely, and understandable disclosure in any and all periodic reports filed with the United States Securities and Exchange Commission.

Insider Trading
_______________

     Insider trading is a crime that can carry severe penalties. If you know material, confidential information about our Company or any company with whom we have a business relationship and you trade company securities, such as stocks or bonds, while in possession of that information or tell others about it before it is made public, you may have violated the insider trading laws. Please review the Company's Insider Trading Policy for details on our insider trading policy.

     Material information is the type of news that would affect a reasonable investor's decision on whether or not to invest in the Company's stock. Examples include plans to issue securities, sharp changes in earnings patterns, changes in dividend rates, changes in key management personnel, mergers, acquisitions, and important regulatory actions affecting the Company. This policy forbids you from trading not only in our stock, but also in those of our suppliers, customers or other companies with whom we have a business relationship while in possession of material inside information learned in the course of your employment at our Company.

     We encourage you to invest in our stock. However, if you have access to any information not readily available to the public, you must be sure you do not trade while in possession of material non-public information. When you have such information:

          Do not tell anyone not authorized to have the information. A casual remark to a friend may find its way to a broker and eventually to the entire financial community thereby requiring the Company to make a premature or unplanned public announcement. This "tipping" may be illegal and damaging to the Company.

          Do not trade in our Company's stock (or that of an applicable outside company) until the news has been made public. Circumstances suggesting the possibility of insider trading may result in an investigation by governmental authorities of Company and stockbroker records of stock trading transactions. This investigation could damage the Company's reputation and result in liability or penalties, including criminal charges and fines against you.

          This policy against insider trading also covers transfers into and out of Company stock or savings plans and changes in patterns involving purchases of our stock within the plans. However, generally, regular scheduled monthly purchases of our stock within plans are not prohibited.

If you are planning to effect a transaction in our securities, you must contact Charles R. Starr, our Insider Trading Officer,
                 ________________
in advance.

Bribery, Kickbacks And Other Improper Payments
______________________________________________

     Our Company and its officers must maintain high ethical and professional standards in all dealings.

          Do not directly or indirectly promise, offer or make payment in money or anything of value to anyone, including a government official, agent or employee of a government, political party, labor organization or business entity or a candidate of a political party, with the intent to induce favorable business treatment or to improperly affect business or governmental decisions.

          Our code does not necessarily take into account all local legal requirements. Where more restrictive local laws exist, those take precedence. In general, we do not consider ordinary and reasonable business entertainment or gifts of insubstantial value that are customary and legal in the local market to be improper.

          Document any entertainment of and gifts to customers, vendors, suppliers and potential customers, vendors and suppliers.

          Loans are made by our banking subsidiaries and comply with all federal and state laws, statutes and regulations. These loans are subject to Reg O and require approval by Board of Directors.

                         ACKNOWLEDGMENT

     I, the undersigned, hereby acknowledge that I have received a copy of the Union National Financial Corporation Directors and Senior Management Code of Ethics. I certify that I have reviewed the Code of Ethics, I have had an opportunity to ask questions; and I understand its provisions and what they require of me. I understand that a violation of the Code of Ethics may result in the termination of my employment or a request that I terminate my relationship with the Company.

________________                          ____________________
Date                                      Signature

                                          ____________________
                                          Print Name and Title

                          EXHIBIT 21
                          __________

               SUBSIDIARIES OF THE REGISTRANT

                          EXHIBIT 21
                          __________

             UNION NATIONAL FINANCIAL CORPORATION
                SUBSIDIARIES OF REGISTRANT

Subsidiary                           Incorporation
__________                           _____________

Union National Community Bank        National Banking Association

Union National Capital Trust I       Delaware Statutory Trust

                          EXHIBIT 23.1
                          ____________

   Consent of Beard Miller Company LLP, Independent Auditors

                          EXHIBIT 23.1
              CONSENT OF BEARD MILLER COMPANY LLP
                     INDEPENDENT AUDITORS

Regarding:

Registration Statements, File No. 33-80093, 333-8073, 333-27837
and 333-107326

     We consent to the incorporation by reference in the above listed Registration Statements of our report dated January 23, 2004, relating to the consolidated financial statements of Union National Financial Corporation incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2003.

                       /s/ BEARD MILLER COMPANY LLP

Harrisburg, Pennsylvania
March 24, 2004

                          EXHIBIT 31.1

         Rule 13a-14(a)/15d-14(a) Certification of CEO

                          EXHIBIT 31.1
         RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CEO

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

     4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation (the "Evaluation Date"); and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
           (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

                              By /s/ Mark D. Gainer
                                 ___________________
                                     President/CEO
                               Date: March 30, 2004

                         EXHIBIT 31.2
                         ____________

         Rule 13a-14(a)/15d-14(a) Certification of CFO

                         EXHIBIT 31.2
          RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CFO

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

     4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation (the "Evaluation Date"); and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
           (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.
                                     By   /s/ Clement M. Hoober
                                        _____________________
                                          Treasurer/CFO

                                     Date: March 30, 2004

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


     In connection with the annual report of Union National Financial Corporation on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement
M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                          By    /s/ Mark D. Gainer
                             __________________
                                 President/CEO

                          Date: March 30, 2004


                          By   /s/ Clement M. Hoober
                             ______________________
                                   Treasurer/CFO

                           Date: March 30, 2004