Form 10-Q
period 2004-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2004-05-14
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b02 of the Exchange Act).
                                                   Yes [ ] No [X]
                                                   ______________

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,406,120     shares of $.25 (par) common stock were
_________________
outstanding as of May 5, 2004
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-15

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   16-17

  Item 4  - Controls and Procedures                          17

PART II   - OTHER INFORMATION
            _________________

  Item 1  - Legal Proceedings                                18

  Item 2  - Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities            18

  Item 3  - Defaults Upon Senior Securities                  18

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 18

  Item 5  - Other Information                                18

  Item 6  - Exhibits and Reports on Form 8-K              18-19

  Exhibit 31.1 - Certification of Principal Executive
                 Officer Pursuant to Exchange Act Rules
                 13a-14(a)/15d-14(a) as Added by Section
                 302 of the Sarbanes-Oxley Act of 2002    20-21

  Exhibit 31.2 - Certification of Principal Financial
                 Officer Pursuant to Exchange Act Rules
                 13a-14(a)/15d-14(a) as Added by Section
                 302 of the Sarbanes-Oxley Act of 2002    22-23

    Exhibit 32 - Certification of Principal Executive
                 Officer and Principal Financial Officer
                 Pursuant to 18 U.S.C. Section 1350 as
                 Added by Section 906 of the
                 Sarbanes-Oxley Act of 2002               24-25

Signature Page                                               26

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)3/31/04   12/31/03
                                            ____________________

ASSETS

Cash and Due from Banks                     $  11,060  $   8,426
Interest-Bearing Deposits in Other Banks          208        253
                                            ____________________
   Total Cash and Cash Equivalents             11,268      8,679

Investment Securities Available-for-Sale       97,049     97,066
Loans Held for Sale                                85        197

Loans(Net of Unearned Income)                 231,497    225,381
   Less: Allowance for Loan Losses             (2,037)    (1,985)
                                            ____________________
   Net Loans                                  229,460    223,396

Premises and Equipment - Net                    6,767      6,625
Restricted Investment in Bank Stocks            4,344      4,092
Other Assets                                   11,922     11,837
                                            ____________________
   TOTAL ASSETS                             $ 360,895  $ 351,892
                                            ====================
LIABILITIES
Deposits:
 Noninterest-Bearing                        $  35,958  $  30,687
 Interest-Bearing                             201,812    200,387
                                            ____________________
    Total Deposits                            237,770    231,074

Short-Term Borrowings                           4,528      9,981
Long-Term Debt                                 81,614     73,874
Junior Subordinated Debentures                  8,248      8,248
Other Liabilities                               1,893      1,591
                                            ____________________
    TOTAL LIABILITIES                         334,053    324,768

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           693        690
  Shares: Authorized - 20,000,000; Issued -
  2,772,657 in 2004 (2,762,099 in 2003)
  Outstanding - 2,412,166 in 2004 (2,458,748
  in 2003)
Surplus                                         9,285      9,090
Retained Earnings                              22,343     21,963
Accumulated Other Comprehensive Income          1,440      1,035
Treasury Stock - 360,491 shares in
 2004 (303,351 in 2003), at cost               (6,919)    (5,654)
                                            ____________________
    TOTAL STOCKHOLDERS' EQUITY                 26,842     27,124
                                            ____________________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 360,895  $ 351,892

                                            ====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                          2004           2003
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans           $    3,672     $    3,535
Investment Securities:
  Taxable Interest                          735            686
  Tax-Exempt Interest                       288            278
  Dividends                                  18             34
Other                                         2             10
                                     ____________________________
 Total Interest Income                    4,715          4,543

INTEREST EXPENSE
Deposits                                    732            904
Short-Term Borrowings                        11              7
Long-Term Debt                              775            809
Junior Subordinated Debentures               84              -
                                     ____________________________
   Total Interest Expense                 1,602          1,720
                                     ____________________________
   Net Interest Income                    3,113          2,823

PROVISION for LOAN LOSSES                    57              7
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                         3,056          2,816

OTHER OPERATING INCOME
Income from Fiduciary Activities             71             30
Service Charges on Deposit Accounts         362            238
Other Service Charges, Commissions, Fees    290            211
Investment Securities Gains                  87             71
Mortgage Banking Activities                  85            274
Earnings from Bank-Owned Life Insurance      97             52
Other Income                                 17             20
                                     ____________________________
    Total Other Operating Income          1,009            896

OTHER OPERATING EXPENSES
Salaries and Wages                        1,331          1,181
Retirement Plan and Other Employee
  Benefits                                  375            307
Net Occupancy Expense                       219            198
Furniture and Equipment Expense             166            146
Professional Fees                           161            126
Data Processing Services                    165            159
Pennsylvania Shares Tax                      55             57
Advertising and Marketing Expenses           71             57
ATM Processing Expenses                      73             63
Other Operating Expenses                    532            421
                                     ____________________________
    Total Other Operating Expenses        3,148          2,715
                                     ____________________________
    Income before Income Taxes              917            997

PROVISION for INCOME TAXES                  144            193
                                     ____________________________
    NET INCOME for PERIOD            $      773     $      804
                                     ============================
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.32     $     0.32
 Net Income for Period - Assuming
   Dilution                                0.31           0.32
Cash Dividends                            0.160          0.155

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $      773     $      804
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains on Investment
   Securities Available-for-Sale Arising
   During Period                            463             44
Reclassification Adjustment for Gains
   Included in Net Income                   (58)           (46)
                                     ____________________________
     Total Other Comprehensive
      Income/(Loss)                         405             (2)
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD      $    1,178     $      802
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
         (In thousands)                   2004            2003
                                     ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $       773    $      804
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization              220           195
  Provision for Loan Losses                   57             7
  Net Amortization of Investment
   Securities' Premiums                      308           351
  Investment Securities Gains                (87)          (71)
  Provision for Deferred Income Taxes        (49)           12
  Earnings from Bank-Owned Life Insurance    (97)          (52)
  Gains on Loans Sold                        (41)         (220)
  Proceeds from Sales of Loans             1,368         6,700
  Loans Originated for Sale               (1,215)       (6,110)
  (Increase)/Decrease in Accrued
    Interest Receivable                       14           (52)
  (Increase)/Decrease in Other Assets       (217)           62
  Increase/(Decrease) in Other Liabilities   305           (33)
                                     ____________________________
   Net Cash Provided by
    Operating Activities                   1,339         1,593


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities           7,748         4,052
Proceeds from Maturities of
   Available-for-Sale Securities           3,386         8,358
Purchases of Available-for-Sale
   Securities                            (10,724)      (16,209)
Net Purchases of Restricted
   Investments in Bank Stocks               (252)         (209)
(Net Loans Made to Customers)/
   Net Principal Collected on Loans       (6,121)        4,914
Purchases of Premises and Equipment         (307)          (30)
                                     ____________________________
   Net Cash Provided by/(Used in)
   Investing Activities                   (6,270)          876

CASH FLOWS from FINANCING ACTIVITIES
Net Increase/(Decrease)in Demand
   Deposits and Savings Accounts           5,094        (5,350)
Net Increase/(Decrease) in Time Deposits   1,602        (1,186)
Net Increase/(Decrease) in Short-Term
   Borrowings                             (5,453)          502
Proceeds from Issuance of Long-Term Debt   8,740         4,000
Payment on Long-Term Debt                 (1,000)       (5,000)
Acquisition of Treasury Stock             (1,265)         (274)
Issuance of Common Stock                     195            77
Cash Dividends Paid                         (393)         (389)
                                     ____________________________
   Net Cash Provided by/(Used in)
   Financing Activities                    7,520        (7,620)
                                     ____________________________
Net Increase/(Decrease) in Cash
  and Cash Equivalents                     2,589        (5,151)

CASH and CASH EQUIVALENTS -
  Beginning of Year                        8,679        14,545
                                     ____________________________
CASH and CASH EQUIVALENTS -
  End of Period                      $    11,268    $    9,394
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                           $     1,514    $    1,797
  Income Taxes                                 -            10

The accompanying notes are an integral part of the consolidated financial statements.


                UNION NATIONAL FINANCIAL CORPORATION
                      MOUNT JOY, PENNSYLVANIA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:

                             Basic         Assuming Dilution
                           _________       _________________
Three months ended:
    March 31, 2004         2,441,458           2,487,969
    March 31, 2003         2,510,039           2,535,835

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

                                      Three Months Ended
                                    ______________________
(In thousands, except per share data)
                                March 31, 2004   March 31, 2003
                                ______________   ______________
Net Income - As Reported        $          773   $          804
Less: Stock Based
  Compensation Cost                        (24)             (38)
                                ______________   ______________
Net Income - Pro Forma          $          749   $          766
                                ==============   ==============

Net Income Per Share:
 As Reported (Basic)            $         0.32   $         0.32
 As Reported (Assuming Dilution)          0.31             0.32
 Pro Forma (Basic)                        0.31             0.31
 Pro Forma (Assuming Dilution)            0.30             0.30

5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $3,757,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004, for guarantees under standby letters of credit issued is not material.

6. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).
Union National Capital Trust I, a wholly-owned trust subsidiary of Union National Financial Corporation, qualifies as a variable interest entity under FIN 46. Union National Capital Trust issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to Union National. Union National Capital Trust I holds, as its sole asset, subordinated debentures issued by Union National.

In accordance with the guidance provided by FIN 46, Union National did not consolidate the accounts of Union National Capital Trust I. The impact of not consolidating was to report the total outstanding junior subordinated debentures of $8,248,000 as an outstanding liability and to include Union National's $248,000 equity interest in the trust subsidiary as an "Other Asset" on the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has indicated that the trust capital securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that trust capital securities can no longer be considered in regulatory capital, the securities become callable and Union National may redeem them. The adoption of FIN 46 did not have an impact on Union National's results of operations or liquidity.

   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. Union National's other subsidiary, Union National Capital Trust I, was established during December 2003 for the purpose of issuing $8,000,000 of trust capital securities. As disclosed in Note 6, this subsidiary is not consolidated. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended March 31, 2004, was $773,000, a decrease of 3.9%, as compared to consolidated net income of $804,000 for the same period of 2003. Basic earnings per share for the three months ended March 31, 2004, amounted to $0.32 and diluted earnings per share amounted to $0.31, as compared to basic and diluted earnings per share of $0.32 as of March 31, 2003.

The following items impacted results of operations for the three months ended March 31, 2004, as compared to the same period of 2003:
   * Net income increased due to an increase in net interest income that was largely a result of growth of 12.3% in average earning assets, which was funded by increased deposits and borrowings.
   * Net income decreased due to an increase in the provision for loan losses of $50,000.
   * Net income increased due to an increase in other operating income (excluding investment securities gains) of $97,000, or 11.8%, which was primarily a result of increased insufficient funds charges and increased commissions on the sale of alternative investment products. These increases were partially offset by an $189,000 decrease in income from mortgage banking activities.
   * Net income decreased due to an increase in other operating expenses of $433,000, or 15.9%.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.87% for the three months ended March 31, 2004, and 1.03% for the same period of 2003. Net income as a percent of average stockholders' equity, also known as return on average equity (ROE), was 11.35% for the three months ended March 31, 2004, and 12.09% for the same period of 2003. Net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income, was 11.89% for the three months ended March 31, 2004, and 12.62% for the same period of 2003. For Union National, accumulated other comprehensive income is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and deposits for the remainder of 2004. It is expected that loan growth will be driven largely by strong commercial loan demand and a slowdown in the refinancing and payoff of residential mortgages. Contributing to commercial loan demand will be the recent addition of a new agricultural lender and an experienced business banker. In addition, Union National has opened a new commercial banking office in Manheim Township, PA in March 2004 to further penetrate the greater Lancaster commercial market. These items are discussed further in Results of Operations section in the discussion of Other Operating Expenses. Deposit growth is expected to result from the acquisition of new commercial business relationships and a new office at 38 East Roseville Road in Manheim Township, PA that opened in November 2003. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During the first three months of 2004, Union National experienced strong commercial loan demand and moderate growth in consumer loans. The growth in consumer loans was primarily a result of an increase in home equity loans. However, there was a decline in the balance of purchased residential mortgage and consumer loans. Overall loan balances have increased by $6,116,000 since the beginning of 2004.

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

In order to enhance net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of March 31, 2004, the bank had received long-term advances of $81,614,000 from its available credit of $145,269,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from April 2004 to December 2013.

Furthermore, in December 2003, Union National obtained net funding of $8,000,000 from the issuance of junior subordinated debentures to a trust subsidiary that then issued trust capital securities. The floating-rate debentures provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 4.02% at March 31, 2004. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank for its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policy limits.

There were no costs incurred on the early payoff of FHLB borrowings during the first quarter of 2004, however, $59,000 in costs were incurred on the payoff and restructuring of FHLB borrowings during the first quarter of 2003. These additional costs were reflected as increased interest expense on the related long-term borrowings. Management will continue to evaluate outstanding FHLB borrowings and may find additional restructuring opportunities in 2004. Total long-term FHLB advances outstanding at March 31, 2004, represent an increase of $17,315,000 from March 31, 2003, and the average interest rate on these borrowings has decreased to 3.81% from 4.54%. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison between periods.

The net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $369,000 in comparing the three months ended March 31, 2004, to the same period of 2003. Growth in average earning assets was funded primarily by additional borrowings and increased deposit balances. Average earning assets increased by 12.3% for the three months ended March 31, 2004, as compared to the same period of 2003.

The overall interest rate on the average total earning assets for the three months ended March 31, 2004, was 5.99%, as compared to 6.48% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.19% for the three months ended March 31, 2004, and 2.70% (2.61% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended March 31, 2003. The net effect of these interest rate changes was to decrease net interest income in the amount of $73,000 for the three months ended March 31, 2004, over the same period of 2003. The net interest margin percentage for the three months ended March 31, 2004, was 4.03%, as compared to 4.12% (4.21% without the impact of payoff costs) for the same period of 2003.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. The following chart details recent rate history for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilities:

                        4/30/04 3/31/04 12/31/03 3/31/03 12/31/02
                        _______ _______ ________ _______ ________
Fed Funds Target Rate     1.00%   1.00%    1.00%   1.25%    1.25%
Prime Rate                4.00%   4.00%    4.00%   4.25%    4.25%
3-Year Treasury
 Constant Maturity*       2.57%   2.00%    2.44%   1.98%    2.23%
10-Year Treasury
 Constant Maturity*       4.35%   3.83%    4.27%   3.81%    4.03%
Conventional Mortgage
 Rate*                    5.83%   5.45%    5.88%   5.75%    6.05%
*These rates are the average rates for the month as published by the Federal Reserve in Statistical Release H.15.


As detailed in the above table, through March 31, 2004, there has been a decline in not only short-term rates, such as the fed funds target rate and the prime rate, but also in longer-term interest rates. However, since the end of the quarter longer-term rates have started to increase.

As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2004, it is currently anticipated that Union National's net interest margin percentage will be comparable to current levels. However, income from growth in earning assets which occurred during 2003 and 2004, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of March 31, 2004, may result in net interest income for 2004 that reflects a moderate increase over the net interest income earned during 2003. Expected growth in earning assets during 2004 should also increase Union National's net interest margin. This expected growth was not reflected in the model at March 31, 2004. However, Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $7,901,000 at March 31, 2004. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2004, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on

Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $57,000 for the three months ended March 31, 2004, as compared to $7,000 for the three months ended March 31, 2003. Net charge-offs for the three months ended March 31, 2004, amounted to $5,000, as compared to $13,000 for the same period of last year. The increased provision for loan losses in 2004 can be primarily attributed to increased outstanding loan balances. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other operating income for the three months ended March 31, 2004, was $1,009,000, representing an increase of $113,000 or 12.6%, over the same period of 2003. Contributing to this increase were the following items:
   * an increase in revenue from fiduciary activities in the amount of $41,000;
   * an increase in earnings on deposit fees in the amount of $124,000, primarily related to increased insufficient funds charges;
   * an increase in commission earnings from the sale of alternative investment products in the amount of $57,000; and
   * an increase in earnings on BOLI of $45,000 as a result of an additional $4,000,000 investment in BOLI during the third quarter of 2003.

These increases were partially offset by a decrease in income from mortgage banking activities of $189,000. This decrease is primarily due to a lower level of refinancing activity in 2004 as compared to the same period of 2003.

The increase in commission earnings on the sale of alternative investment products resulted from increased sales of annuities, mutual funds and brokerage services. Union National has a licensed representative in each retail office location to sell these alternative investment products. The increased income from insufficient funds charges primarily related to a new product called "Overdraft Privilege" introduced to customers in November 2003. With Overdraft Privilege customers are permitted to overdraw their accounts subject to certain limits. This service can help customers avoid merchant costs and the embarrassment of having checks returned. Overdraft Privilege should also generate increased fee income for Union National during the remainder of 2004. With increased overdrafts there is also increased credit exposure, however, the increased revenue is currently expected to more than offset any related credit losses.

Other Operating Expenses

The aggregate of other operating expenses for the first three months of 2004 increased by $433,000, or 15.9%, over the same period of 2003. This increase in other operating expenses is discussed below as it pertains to the various expense categories.


Salaries and wages increased by $150,000, or 12.7%, over the first quarter of 2003. This increase was essentially due to staff additions and annual merit and cost-of-living increases. Staff additions included staff for a new retail office location at 38 E. Roseville Road in Manheim Township which opened in November 2003, an agricultural lender, an experienced business banker, a salesperson for trust and investment management products and services, business and credit specialists and other support staff and sales positions.

Employee benefit costs increased by $68,000, or 22.1%, over the first quarter of 2003. Increased employee benefit costs relate primarily to increased staff and salary levels.

Other changes in operating expenses for the three months ended March 31, 2004, included the following:
   * an increase in net occupancy expense and furniture and equipment expense in the amount of $41,000, primarily as a result of the opening of our new Manheim Township office;
   * an increase in professional fees of $35,000, primarily attributable to professional fees related to the implementation of our Overdraft Privilege product;
   * an increase in advertising and marketing expenses of $14,000;
   * an increase in supplies costs in the amount of $18,000;
   * an increase in staff recruitment costs of $21,000; and
   * an increase in postage costs of $22,000.

In addition, Union National opened a commercial banking office in March of 2004 in Manheim Township, PA. This new commercial banking office will allow Union National to better serve the needs of commercial establishments in the greater Lancaster market and will also afford opportunities for future growth. There will be a slight increase to occupancy expenses for the remainder of 2004 as a result of this new location.

Income Taxes

Union National's income tax expense decreased by $49,000 for the three months ended March 31, 2004, as compared to the same period of last year. Union National's effective tax rates were as follows:

                                   Three Months Ended
                                   __________________
March 31, 2004                           15.7%
March 31, 2003                           19.4%

The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the effective tax rate for 2004 is due to a higher percentage of income being derived from tax-exempt sources. As of March 31, 2004, Union National had a net deferred tax liability of $83,200. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

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

Further, the business of Union National is affected by the state of the financial services industry in general. The bank is routinely examined by the Office of the Comptroller of the Currency (OCC) and no material adverse impact is anticipated on current or future operations and financial position as a result of this process. The last Community Reinvestment Act performance evaluation by the OCC resulted in a "satisfactory" rating of the bank's record of meeting the credit needs of its entire community.

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $1,421,000 to comply with their respective repayment terms. This compares to the amount of $1,879,000 at December 31, 2003. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2004.

At March 31, 2004, total nonperforming loans amounted to $1,639,000, or 0.8% of total net loans, as compared to a level of $1,342,000, or 0.6%, at December 31, 2003. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to total net loans as of December 31, for the previous five-year period was an average of 0.9%.

Schedule of Nonperforming Assets:

                                       March 31,     December 31,
(In thousands)                           2004            2003
                                     ____________    ____________
Nonaccruing Loans                    $      1,571    $     1,334
Accrual Loans - 90 days or
  more past due                                68              8
Restructured Accrual Loans                      -              -
                                     ____________    ____________
     Total Nonperforming Loans              1,639          1,342
Foreclosed Real Estate                        104            104
                                     ____________    ____________
     Total Nonperforming Assets      $      1,743       $  1,446
                                     ============    ============

Nonperforming Loans
   as a % of Net Loans                        0.8%           0.6%
                                     ============    ============

Allowance for Loan Losses
   as a % of Nonperforming Loans              124%           148%
                                     ============    ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of March 31, 2004, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $712,000 and had unrealized gains of $17,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of March 31, 2004, Union National held corporate debt securities with a total fair value of $19,810,000 and net unrealized gains on these securities amounted to $591,000.

Allowance for Loan Losses
_________________________

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. After management's assessment, no adjustment to the allowance for loan losses was necessary as a result of the OCC's most recent examination.

Management believes, based on information currently available, that the current allowance for loan losses of $2,037,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2004 to be comparable to net loan charge-offs for the same period of 2003.


Analysis of Allowance for Loan Losses:

                                          Three Months Ended
                                               March 31,
(In thousands)                              2004      2003

                                          ________  ________
Average Total Loans Outstanding
   (Less Unearned Income)                 $229,114  $196,730
                                          ========  ========
Allowance for Loan Losses,
   Beginning of Period                    $  1,985  $  1,812
Loans Charged-Off During Period                  9        20
Recoveries of Loans Previously
   Charged-Off                                   4         7
                                          ________  ________
Net Loans Charged-Off                            5        13
Addition to Provision for Loan Losses
   Charged to Operations                        57         7
                                          ________  ________
Allowance for Loan Losses,
   End of Period                          $  2,037  $  1,806
                                          ========  ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)              .01%      .03%
                                          ========  ========

Ratio of Allowance for Loan Losses to
   Net Loans at End of Period                 0.88%     0.93%
                                          ========  ========

Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
   * proceeds from the sale or maturity of investment securities;
   * overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
   * acquisition of brokered certificates of deposit (CDs);
   * payments on loans and mortgage-backed securities; and
   * a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds the bank's minimum defined levels. There are no known trends, except the anticipated loan and deposit growth previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of March 31, 2004, the bank had received long-term advances of $81,614,000 from its available credit of $145,269,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding long-term borrowings at March 31, 2004, had a weighted-average rate of 3.81% and total long-term borrowings of $64,299,000 at March 31, 2003, had a weighted-average rate of 4.54%. As of March 31, 2004, advances of $10,867,000 are due in the next twelve months and advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Union National recently became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $5 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity. As of March 31, 2004, Union National had $6,359,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan and the Federal Reserve position on trust capital securities, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for the remainder of 2004.

On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of March 31, 2004, Union National purchased approximately 57,600 shares under this plan.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2004, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2004, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

      (In thousands)
Union National Financial Corporation
____________________________________
                                       March 31,     December 31,
                                          2004          2003
                                       ____________  ____________
Tier I Capital                           $ 33,370      $ 34,047
Tier II Capital                             2,122         2,080
                                       ____________  ____________
   Total Qualifying Capital              $ 35,492      $ 36,127
                                       ============  ============

Risk-adjusted On-balance sheet Assets    $251,738      $246,617
Risk-adjusted Off-balance sheet
   Exposure                                29,996        28,271
                                       ____________  ____________
   Total Risk-adjusted Assets            $281,734      $274,888
                                       ============  ============
Actual Capital Ratio:
 Tier I Capital to Average Total Assets      9.46%        10.10%
 Minimum Required                            4.00          4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual              11.84%        12.39%
 Minimum Required                            4.00          4.00

 Total Capital Ratio - Actual               12.60%        13.14%
 Minimum Required                            8.00          8.00

Total Risk-Based Capital in Excess of
  the Minimum Regulatory Requirement     $ 12,953      $ 14,136
                                       ============  ============

Union National Community Bank
_____________________________
Tier I - Total Stockholders' Equity      $ 29,595      $ 29,125
Tier II - Allowance for Loan Losses         2,037         1,985
                                       ____________  ____________
   Total Qualifying Capital              $ 31,632      $ 31,110
                                       ============  ============

Risk-adjusted On-balance sheet Assets    $250,553      $245,686
Risk-adjusted Off-balance sheet Exposure   29,996        28,271
                                       ____________  ____________
   Total Risk-adjusted Assets            $280,549      $273,957
                                       ============  ============

Actual Capital Ratio:
 Tier I Capital to Average Total Assets      8.42%         8.65%
 Minimum Required                            4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions               5.00          5.00
Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual              10.55%        10.63%
 Minimum Required                            4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions               6.00          6.00

 Total Capital Ratio - Actual               11.28%        11.36%
 Minimum Required                            8.00          8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of
  the Minimum Regulatory Requirement     $  9,188       $  9,193
                                       ============  ============

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $8,000,000 of trust capital securities issued through Union National Capital Trust I, a wholly-owned subsidiary of Union National. As disclosed in Note 6, these securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.


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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at March 31, 2004, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have an immaterial positive impact on net interest income over the next twelve months.

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

Union National managed its interest rate risk position in 2004 by the following:
   * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;

   * the repositioning and restructuring of its investment security portfolio;
   * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
   * additions to fixed-rate advances from the FHLB.
The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

               Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2004, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the quarter ending March 31, 2004, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

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

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

           ISSUER PURCHASES OF EQUITY SECURITIES

                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
                     Purchased      per Share      or Programs*
_________________________________________________________________
January 1, 2004 to
January 31, 2004       6,068         $22.01           6,068

February 1, 2004 to
February 29, 2004     27,402         $22.06          27,402

March 1, 2004 to
March 31, 2004        23,669         $22.29          23,669
                      ______         ______          ______
Total                 57,139         $22.15          57,139
                      ======         ======          ======
*On December 19, 2003, the Board of Directors of Union National
authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately
negotiated transactions.  In December 2003, there were 510 shares purchased under this plan.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
January 1, 2004 to
January 31, 2004                       113,422

February 1, 2004 to
February 29, 2004                       86,020

March 1, 2004 to
March 31, 2004                          62,351
                                        ______
Total                                   62,351
                                        ======
*On December 19, 2003, the Board of Directors of Union National
authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately
negotiated transactions.  In December 2003, there were 510 shares purchased under this plan.

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

         (b) Reports on Form 8-K

             Union National filed a report on form 8-K via EDGAR dated January 26, 2004. The report was filed pursuant to Item 12, Results of Operations and Financial Condition, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported record earnings in 2003, fourth quarter earnings and the first quarter cash dividend.

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

     4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         (c) disclosed in this report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                                 By  /s/ Mark D. Gainer
                                     _____________________
                                        President/CEO

                                 Date: May 14, 2004

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

     4. Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

        (c) disclosed in this report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

                                 Date: May 14, 2004

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of
        1934.

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.



                                 By  /s/ Mark D. Gainer
                                     _____________________
                                        President/CEO

                                 Date: May 14, 2004



                                 By  /s/ Clement M. Hoober
                                     _____________________
                                        Treasurer/CFO

                                 Date: May 14, 2004

                          SIGNATURES
                          __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Union National Financial Corporation
                                        (Registrant)



                           By  /s/ Mark D. Gainer
                               _____________________
                               Mark D. Gainer
                               President/Chief Executive Officer
                               (Principal Executive Officer)

                           Date: May 14, 2004



                           By  /s/ Clement M. Hoober
                               _____________________
                               Clement M. Hoober
                               Treasurer/Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

                           Date: May 14, 2004