Form 10-Q
period 2004-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2004-08-16
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                                    _____________________________

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,394,971     shares of $.25 (par) common stock were
_________________
outstanding as of August 5, 2004
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   16-17

  Item 4  - Controls and Procedures                          17

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                18

  Item 2  - Changes in Securities and Use of Proceeds        18

  Item 3  - Defaults Upon Senior Securities                  18

  Item 4  - Submission of Matters to a Vote of
            Security Holders                              18-19

  Item 5  - Other Information                                19

  Item 6  - Exhibits and Reports on Form 8-K                 19

Signature Page                                               20
 Exhibit 31.1 - Certification of Principal Executive
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   21-22

 Exhibit 31.2 - Certification of Principal Financial
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   23-24

 Exhibit 32  -  Certification of Principal Executive
                Officer and Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as
                Added by Section 906 of the Sarbanes-
                Oxley Act of 2002                         25-26

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)6/30/04   12/31/03
                                           (Unaudited) (Audited)
                                            _________  _________
ASSETS

Cash and Due from Banks                     $  10,224  $   8,426
Interest-Bearing Deposits in Other Banks          125        253
                                            _________  _________
  Total Cash and Cash Equivalents              10,349      8,679

Investment Securities Available-for-Sale       93,257     97,066
Loans Held for Sale                               374        197

Loans(Net of Unearned Income)                 246,440    225,381
Less: Allowance for Loan Losses                (2,131)    (1,985)
                                            _________  _________
   Net Loans                                  244,309    223,396

Premises and Equipment - Net                    6,746      6,625
Restricted Investment in Bank Stocks            4,551      4,092
Other Assets                                   14,195     11,837
                                            _________  _________
   TOTAL ASSETS                             $ 373,781  $ 351,892
                                            =========  =========
LIABILITIES
Deposits:
 Noninterest-Bearing                        $  40,397  $  30,687
 Interest-Bearing                             209,551    200,387
                                            _________  _________
    Total Deposits                            249,948    231,074

Short-Term Borrowings                           8,651      9,981
Long-Term Debt                                 80,027     73,874
Junior Subordinated Debentures                  8,248      8,248
Other Liabilities                               1,703      1,591
                                            _________  _________
    TOTAL LIABILITIES                         348,577    324,768

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           694        690
  Shares: Authorized - 20,000,000; Issued -
  2,777,411 in 2004 (2,764,101 in 2003)
  Outstanding - 2,398,266 in 2004 (2,501,410
  in 2003)
Surplus                                         9,384      9,090
Retained Earnings                              22,751     21,963
Accumulated Other Comprehensive Income/(Loss)    (284)     1,035
Treasury Stock - 379,145 shares in
 2004 (262,691 in 2003), at cost               (7,341)    (5,654)
                                            _________  _________
    TOTAL STOCKHOLDERS' EQUITY                 25,204     27,124
                                            _________  _________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 373,781  $ 351,892
                                            =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended June 30,
                                     ____________________________
                                          2004           2003
                                     _____________  _____________
INTEREST INCOME
Interest and Fees on Loans           $    3,720     $    3,514
Investment Securities:
  Taxable Interest                          730            682
  Tax-Exempt Interest                       281            308
  Dividends                                  27             25
Other                                         1             19
                                     _____________  _____________
 Total Interest Income                    4,759          4,548

INTEREST EXPENSE
Deposits                                    716            872
Short-Term Borrowings                        21              5
Long-Term Debt                              765            928
Junior Subordinated Debentures               84              -
                                     _____________  _____________
   Total Interest Expense                 1,586          1,805
                                     _____________  _____________
   Net Interest Income                    3,173          2,743
PROVISION for LOAN LOSSES                    99             39
                                     _____________  _____________
Net Interest Income after Provision
  for Loan Losses                         3,074          2,704

OTHER OPERATING INCOME
Income from Fiduciary Activities             43             42
Service Charges on Deposit Accounts         389            254
Other Service Charges, Commissions, Fees    326            295
Investment Securities Gains                  77             12
Mortgage Banking Activities                  76            495
Earnings from Bank-Owned Life
  Insurance                                  91             53
Other Income                                 43             28
                                     _____________  _____________
    Total Other Operating Income          1,045          1,179

OTHER OPERATING EXPENSES
Salaries and Wages                        1,387          1,272
Retirement Plan and Other
  Employee Benefits                         341            286
Net Occupancy Expense                       191            164
Furniture and Equipment Expense             166            145
Professional Fees                           121             90
Data Processing Services                    161            176
Pennsylvania Shares Tax                      71             65
Advertising and Marketing Expenses          117             54
ATM Processing Expenses                      76             70
Other Expenses                              524            498
                                     _____________  _____________
    Total Other Operating Expenses        3,155          2,820
                                     _____________  _____________
    Income before Income Taxes              964          1,063

PROVISION for INCOME TAXES                  172            208
                                     _____________  _____________
    NET INCOME for PERIOD            $      792     $      855
                                     =============  =============
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.33     $     0.34
 Net Income for Period - Assuming
  Dilution                                 0.32           0.34
 Cash Dividends                           0.160          0.155

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $      792     $      855
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                 (1,674)           471
Reclassification Adjustment for Gains
   Included in Net Income                   (50)            (8)
                                    _____________  _____________
Total Other Comprehensive Income/
  (Loss)                                 (1,724)           463
                                     _____________  _____________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                         $     (932)    $     1318
                                     =============  =============
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                      Six Months Ended June 30,
                                     ____________________________
                                          2004           2003
                                     _____________  _____________
INTEREST INCOME
Interest and Fees on Loans           $    7,392     $    7,049
Investment Securities:
  Taxable Interest                        1,465          1,367
  Tax-Exempt Interest                       569            587
  Dividends                                  45             60
Other                                         3             29
                                     _____________  _____________
 Total Interest Income                    9,474          9,092

INTEREST EXPENSE
Deposits                                  1,448          1,777
Short-Term Borrowings                        32             12
Long-Term Debt                            1,540          1,737
Junior Subordinated Debentures              168              -
                                     _____________  _____________
   Total Interest Expense                 3,188          3,526
                                     _____________  _____________
   Net Interest Income                    6,286          5,566
PROVISION for LOAN LOSSES                   156             46
                                     _____________  _____________
Net Interest Income after Provision
  for Loan Losses                         6,130          5,520

OTHER OPERATING INCOME
Income from Fiduciary Activities            114             72
Service Charges on Deposit Accounts         751            492
Other Service Charges, Commissions, Fees    616            505
Investment Securities Gains                 164             83
Mortgage Banking Activities                 161            769
Earnings from Bank-Owned Life
  Insurance                                 188            105
Other Income                                 60             48
                                     _____________  _____________
    Total Other Operating Income          2,054          2,074

OTHER OPERATING EXPENSES
Salaries and Wages                        2,718          2,453
Retirement Plan and Other
  Employee Benefits                         716            593
Net Occupancy Expense                       410            362
Furniture and Equipment Expense             332            292
Professional Fees                           282            216
Data Processing Services                    326            335
Pennsylvania Shares Tax                     126            121
Advertising and Marketing Expenses          188            111
ATM Processing Expenses                     149            133
Other Expenses                            1,056            919
                                     _____________  _____________
    Total Other Operating Expenses        6,303          5,535
                                     _____________  _____________
    Income before Income Taxes            1,881          2,059

PROVISION for INCOME TAXES                  316            400
                                     _____________  _____________
    NET INCOME for PERIOD            $    1,565     $    1,659
                                     =============  =============
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.65     $     0.66
 Net Income for Period - Assuming
  Dilution                                 0.63           0.65
 Cash Dividends                           0.320          0.310

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $    1,565     $    1,659
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                 (1,211)           516
Reclassification Adjustment for Gains
   Included in Net Income                  (108)           (55)
                                    _____________  _____________
Total Other Comprehensive Income/
  (Loss)                                 (1,319)           461
                                     _____________  _____________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                         $      246     $    2,120
                                     =============  =============
The accompanying notes are an integral part of the consolidated financial statements.



Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Six Months Ended June 30,
                                   ____________________________
       (In thousands)                   2004            2003
                                   _____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $     1,565    $    1,659
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                451           401
Provision for Loan Losses                    156            46
Net Amortization of Investment
  Securities' Premiums                       630           820
Investment Securities Gains                 (164)          (83)
Provision for Deferred Income Taxes          (54)           19
Earnings from Bank-Owned Life
  Insurance                                 (188)         (105)
Gains on Loans Sold                          (68)         (618)
Proceeds from Sales of Loans               2,829        17,065
Loans Originated for Sale                 (2,938)      (15,899)
Increase in Accrued Interest
  Receivable                                 (52)          (84)
Increase in Other Assets                    (200)         (172)
Increase/(Decrease) in Other
  Liabilities                                114          (252)
                                     _____________  _____________
   Net Cash Provided by
   Operating Activities                    2,081         2,797


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities          14,223        11,645
Proceeds from Maturities of
   Available-for-Sale Securities           7,683        15,131
Purchases of Available-for-Sale
   Securities                            (20,561)      (49,105)
Net Purchases of Restricted
   Investments in Bank Stocks               (459)         (314)
(Net Loans Made to Customers)/Net
  Principal Collected on Loans           (21,069)        2,353
Purchases of Premises and Equipment         (457)         (198)
Purchase of Bank-Owned Life Insurance     (1,300)            -
                                     _____________  _____________

   Net Cash Used in
   Investing Activities                  (21,940)      (20,488)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                     15,456        10,535
Net Increase/(Decrease) in
  Time Deposits                            3,418        (4,972)
Net Increase/(Decrease) in
  Short-Term Borrowings                   (1,330)        2,941
Proceeds from Issuance of
  Long-Term Debt                          10,740        12,000
Payment on Long-Term Debt                 (4,587)       (6,860)
Acquisition of Treasury Stock             (1,687)         (484)
Issuance of Common Stock                     296           188
Cash Dividends Paid                         (777)         (778)
                                     _____________  _____________
   Net Cash Provided by Financing
   Activities                             21,529        12,570
                                     _____________  _____________
Net Increase/(Decrease) in Cash and
  Cash Equivalents                         1,670        (5,121)

CASH and CASH EQUIVALENTS -
  Beginning of Year                        8,679        14,545
                                     _____________  _____________
CASH and CASH EQUIVALENTS -
  End of Period                      $    10,349    $    9,424
                                     =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    3,129    $    3,588
  Income Taxes                               200           402

The accompanying notes are an integral part of the consolidated financial statements.


                    UNION NATIONAL FINANCIAL CORPORATION
                          MOUNT JOY, PENNSYLVANIA

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:
                                   Basic        Assuming Dilution
                                   _____        _________________
     Three months ended:
          June 30, 2004          2,404,410          2,454,385
          June 30, 2003          2,506,658          2,546,356
     Six months ended:
          June 30, 2004          2,422,934          2,471,177
          June 30, 2003          2,508,339          2,541,086

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

(In thousands, except per share data)
                                 Three Months       Six Months
                                Ended June 30,    Ended June 30,
                                ______________    ______________
                                2004    2003      2004    2003
                                ______  ______    ______  ______
Net Income - As Reported        $  792  $  855    $1,565  $1,659
Less: Stock Based Compensation
  Cost                             (33)    (21)      (57)    (59)
                                ______  ______    ______  ______
Net Income - Pro Forma          $  759  $  834    $1,508  $1,600
                                ======  ======    ======  ======

Net Income Per Share:
  As Reported (Basic)           $ 0.33  $ 0.34    $ 0.65  $ 0.66
  As Reported (Assuming
   Dilution)                      0.32    0.34      0.63    0.65
  Pro Forma (Basic)               0.32    0.33      0.62    0.64
  Pro Forma (Assuming Dilution)   0.31    0.33      0.61    0.63


5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $3,846,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004, for guarantees under standby letters of credit issued is not material.

6. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).
Union National Capital Trust I, a wholly-owned trust subsidiary of Union National Financial Corporation, qualifies as a variable interest entity under FIN 46. Union National Capital Trust I issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to Union National. Union National Capital Trust I holds, as its sole asset, subordinated debentures issued by Union National.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended June 30, 2004, was $792,000, a decrease of 7.4%, as compared to consolidated net income of $855,000 for the same period of 2003. Basic earnings per share for the three months ended June 30, 2004, amounted to $0.33 and diluted earnings per share amounted to $0.32, as compared to basic and diluted earnings per share of $0.34 for the three months ended June 30, 2003. Consolidated net income for the six months ended June 30, 2004, was $1,565,000, a decrease of 5.7%, as compared to consolidated net income of $1,659,000 for the same period of 2003. Basic earnings per share for the six months ended June 30, 2004, amounted to $0.65 and diluted earnings per share amounted to $0.63, as compared to basic earnings per share of $0.66 and diluted earnings per share of $0.65 for the six months ended June 30, 2003.

The following items impacted results of operations for the three months and six months ended June 30, 2004, as compared to the same periods of 2003:
     * Net income increased due to an increase in net interest income that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings.
     * Net income decreased due to an increase in the provision for loan losses.
     * Net income decreased due to a decrease in income from mortgage banking activities. Partially offsetting this decrease was an increase in income from service charges on deposit accounts, increased commissions on the sale of alternative investment products and increased gains on the sale of investment securities.
     * Net income decreased due to an increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:


            Three Months Ended June 30, Six Months Ended June 30,
            ___________________________ _________________________
               2004             2003       2004           2003
            __________       __________ __________     __________
ROE         12.42%           12.57%     11.87%         12.33%
ROE
 (Realized
  Equity)   12.53%           13.26%     12.20%         12.94%



For Union National, accumulated other comprehensive income/(loss) is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and deposits for the remainder of 2004. It is expected that loan growth will be driven largely by strong commercial loan demand and a continued slowdown in the refinancing and payoff of residential mortgages. Contributing to commercial loan demand will be the recent addition of a new agricultural lender and an experienced business banker. In addition, Union National has opened a new commercial banking office in Manheim Township, PA in March 2004 to further penetrate the greater Lancaster commercial market. These items are discussed further in the Results of Operations section in the discussion of Other Operating Expenses. Deposit growth is expected to result from the acquisition of new commercial business relationships and a new office at 38 East Roseville Road in Manheim Township, PA that opened in November 2003. In addition, Union National also recently hired an individual to focus on obtaining new commercial deposit relationships and the sale of cash management and other corporate services. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During the first six months of 2004, Union National experienced strong commercial loan demand and moderate growth in consumer loans. The growth in consumer loans was primarily a result of an increase in balances outstanding under home equity lines of credit. However, there was a decline in the balance of purchased residential mortgage and consumer loans. Overall loan balances have increased by $21,059,000 since the beginning of 2004.

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

In order to enhance net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of June 30, 2004, the bank had received long-term advances of $80,027,000 and short-term advances of $2,520,000 from its available credit of $146,768,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from July 2004 to December 2013.

Furthermore, in December 2003, Union National obtained net funding of $8,000,000 from the issuance of junior subordinated debentures to a trust subsidiary that then issued trust capital securities. The floating-rate debentures provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 4.02% at June 30, 2004. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank for its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policy limits.

There were no costs incurred on the early payoff of FHLB borrowings during the first six months of 2004, however, $243,000 in costs were incurred on the payoff and restructuring of FHLB borrowings during the first six months of 2003. For the second quarter of 2003, early payoff costs on FHLB borrowings amounted to $184,000. These additional costs were reflected as increased interest expense on the related long-term borrowings. Total FHLB advances outstanding at June 30, 2004, represent an increase of $12,108,000 from June 30, 2003, and the average interest rate on these borrowings has decreased to 3.71% from 4.18%.

In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison between periods.

In comparing the three months ended June 30, 2004, to the same period of 2003, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $395,000. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 11.1% for the three months ended June 30, 2004, as compared to the same period of 2003.

The overall interest rate on the average total earning assets for the three months ended June 30, 2004, was 5.83%, as compared to 6.30% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.11% for the three months ended June 30, 2004, and 2.70% (2.43% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended June 30, 2003. The net effect of these interest rate changes was to decrease net interest income in the amount of $33,000 for the three months ended June 30, 2004, over the same period of 2003. The net interest margin percentage for the three months ended June 30, 2004, was 3.96%, as compared to 3.93% (4.17% without the impact of payoff costs) for the same period of 2003.

In comparing the six months ended June 30, 2004, to the same period of 2003, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $764,000. Average earning assets increased by 11.7% for the six months ended June 30, 2004, as compared to the same period of 2003.

The overall interest rate on the average total earning assets for the six months ended June 30, 2004, was 5.91%, as compared to 6.39% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.15% for the six months ended June 30, 2004, and 2.70% (2.52% without the impact of early payoff costs on long-term FHLB borrowings) for the six months ended June 30, 2003. The net effect of these interest rate changes was to decrease net interest income in the amount of $106,000 for the six months ended June 30, 2004, over the same period of 2003. The net interest margin percentage for the six months ended June 30, 2004, was 4.00%, as compared to 4.03% (4.19% without the impact of payoff costs) for the same period of 2003.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. However, in June and again in August 2004, the Federal Reserve increased rates and the prime interest rate now stands at 4.50%. The following chart details recent rate history for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilities:

                            6/30/04       3/31/04       12/31/03
                            _______       _______       ________
Fed Funds Target Rate        1.25%         1.00%         1.00%
Prime Rate                   4.25%         4.00%         4.00%
3 Year Treasury Constant
   Maturity*                 3.26%         2.00%         2.44%
10 Year Treasury Constant
   Maturity*                 4.73%         3.83%         4.27%
Conventional Mortgage Rate*  6.29%         5.45%         5.88%

* These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.

                            6/30/03       12/31/02
                            _______       ________
Fed Funds Target Rate        1.00%         1.25%
Prime Rate                   4.00%         4.25%
3 Year Treasury Constant
   Maturity*                 1.51%         2.23%
10 Year Treasury Constant
   Maturity*                 3.33%         4.03%
Conventional Mortgage Rate*  5.23%         6.05%

* These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.


Over a period of years, interest rates have declined significantly, but as detailed in the above table, these rates have more recently stabilized and have begun to increase slightly.

As indicated by the yields discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

For the remainder of 2004, it is currently anticipated that Union National's net interest margin percentage may be slightly lower than current levels. However, income from growth in earning assets which occurred during 2003 and 2004, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of June 30, 2004, may result in net interest income for 2004 that reflects a moderate increase over the net interest income earned during 2003. Expected growth in earning assets during 2004 should also increase Union National's net interest margin. This expected growth was not reflected in the model at June 30, 2004. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,292,000 at June 30, 2004. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2004, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $99,000 for the three months ended June 30, 2004, as compared to $39,000 for the three months ended June 30, 2003. For the six month period, the provision for loan losses was $156,000, as compared to $46,000 for the same period of 2003.
Net charge-offs amounted to $5,000 for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, net charge-offs amounted to $10,000 as compared to $18,000 for the same period of 2003. The increased provision for loan losses in 2004 can be primarily attributed to growth in outstanding loan balances. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other operating income for the three months ended June 30, 2004, was $1,045,000, representing a decrease of $134,000 or 11.4%, from the same period of 2003. For the six months ended June 30, 2004, other operating income decreased $20,000, or 1.0%, in comparison to the same period of 2003. The primary reason for the decline in other operating income is a decline in income from mortgage banking activities in 2004 primarily as a result of a slow down in refinancing activity. Mortgage banking income was down $419,000 in comparing the three-month period ended June 30, 2004, to the same period of 2003. For the six-month period ending June 30, 2004, mortgage banking income decreased by $608,000 in comparison to the same period of 2003.

Partially offsetting the decline in mortgage banking income were the following increases in comparison to the comparable periods of 2003 (in thousands):

                                   Three Months     Six Months
                                       Ended           Ended
                                   June 30, 2004   June 30, 2004
                                   _____________   _____________
Income from Fiduciary Activities   $           1   $          42
Service Charges on Deposit
  Accounts                                   135             259
Investment Sales Commissions                   7              64
Merchant Credit Card Fees                     17              25
Investment Securities Gains                   65              81
Earnings from Bank-Owned
  Life Insurance                              38              83


The increased income from service charges on deposit accounts is primarily from increased insufficient funds charges related to a new product called "Overdraft Privilege" introduced to customers in November 2003. With Overdraft Privilege customers are permitted to overdraw their accounts subject to certain limits. This service can help customers avoid merchant costs and the embarrassment of having checks returned. Overdraft Privilege should also generate increased fee income for Union National during the remainder of 2004. With increased overdrafts there is also increased credit exposure, however, the increased revenue is currently expected to more than offset any related credit losses. The increase in investment sales commissions relates to commissions earned on the sale of alternative investment products including annuities, mutual funds and brokerage services. Union National has a licensed representative in each retail office location to sell these alternative investment products. The increase in earnings on BOLI is a result of an additional $4,000,000 investment in BOLI during the third quarter of 2003 and an additional investment of $1,300,000 in June 2004.

Other Operating Expenses

The aggregate of other operating expenses increased by $335,000, or 11.9%, for the three months ended June 30, 2004, as compared to the same period of 2003. For the six months ended June 30, 2004, other operating expenses increased by $768,000, or 13.9%, in comparison to the same period of 2003. These increases in other operating expenses are discussed below as they pertain to the various expense categories.

During the second quarter of 2004, salaries and wages increased by $115,000 in comparison to the second quarter of 2003. For the six months ended June 30, 2004, salaries and wages increased by $265,000 in comparison to the same period of 2003. This increase was essentially due to staff additions and annual merit and cost-of-living increases. Staff additions included staff for a new retail office location at 38 E. Roseville Road in Manheim Township which opened in November 2003, an agricultural lender, an experienced business banker, a salesperson for corporate services, a retirement plan salesperson, a salesperson for trust and investment management products and services, business and credit specialists and other support staff and sales positions.

Employee benefit costs increased by $55,000 for the second quarter of 2004 as compared to 2003. For the six month period, employee benefit costs increased by $123,000. Increased employee benefit costs relate to increased staff and salary levels, increased health insurance premiums and costs related to a supplemental executive retirement plan.

Other changes in operating expenses in comparison to the comparable periods of 2003 included the following (in thousands):

                                 Three Months       Six Months
                                    Ended             Ended
                                 June 30, 2004     June 30, 2004
                                 _____________     _____________
Occupancy & Equipment Costs      $          48     $          88
Professional Fees                           31                66
Advertising & Marketing                     63                77


The increase in net occupancy expense and furniture and equipment expense primarily was a result of the opening of our new Manheim Township office in November 2003 and the opening of our new commercial banking office in Manheim Township, PA in March 2004. The increase in professional fees is primarily attributable to professional fees related to the implementation of our Overdraft Privilege product.

Income Taxes

Union National's income tax expense decreased by $36,000 for the three months ended June 30, 2004, as compared to the same period of last year. For the six months ended June 30, 2004, income tax expense decreased by $84,000 in comparison to the same period of 2003. Union National's effective tax rates were as follows:

                        Three Months Ended      Six Months Ended
                        __________________      ________________
June 30, 2004                  17.8%                 16.8%
June 30, 2003                  19.6%                 19.4%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the effective tax rate for 2004 is due to a higher percentage of income being derived from tax-exempt sources. As of June 30, 2004, Union National had a net deferred tax asset of $811,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $1,829,000 to comply with their respective repayment terms. This compares to the amount of $1,879,000 at December 31, 2003. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2004.

At June 30, 2004, total nonperforming loans amounted to $1,764,000, or 0.7% of net loans, as compared to a level of $1,342,000, or 0.6%, at December 31, 2003. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.9%.

Schedule of Nonperforming Assets:

                                    June 30,      December 31,
                                      2004            2003
(In thousands)                    ____________    ____________
Nonaccruing Loans                 $      1,675    $      1,334
Accrual Loans - 90 days or
  more past due                             89               8
Restructured Accrual Loans                   -               -
                                  ____________    ____________
     Total Nonperforming Loans           1,764           1,342
Foreclosed Real Estate                     104             104
                                  ____________    ____________


     Total Nonperforming Assets   $      1,868    $      1,446
                                  ============    ============
Nonperforming Loans
   as a % of Net Loans                     0.7%            0.6%
                                  ============    ============
Allowance for Loan Losses
   as a % of Nonperforming Loans           121%            148%
                                  ============    ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of June 30, 2004, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $696,000 and had unrealized gains of $2,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of June 30, 2004, Union National held corporate debt securities with a total fair value of $19,522,000 and net unrealized losses on these securities amounted to $150,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $2,131,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2004 to be comparable to net loan charge-offs for the same period of 2003.

Analysis of Allowance for Loan Losses:

                            Three Months Ended  Six Months Ended
                                  June 30,          June 30,
(In thousands)              2004      2003     2004      2003
                            __________________ __________________
Average Total Loans
  Outstanding (Less
  Unearned Income)          $238,992  $196,320 $234,053 $196,524
                            ========  ======== ======== ========
Allowance for Loan Losses,
  Beginning of Period       $  2,037  $  1,806 $  1,985 $  1,812
Loans Charged-Off During
  Period                           8        15       17       35


Recoveries of Loans
  Previously Charged-Off           3        10        7       17
                            ________  ________ ________ ________
Net Loans Charged-Off              5         5       10       18

Addition to Provision for
 Loan Losses Charged to
 Operations                       99        39      156       46
                            ________  ________ ________ ________
Allowance for Loan Losses,
   End of Period            $  2,131  $  1,840 $  2,131 $  1,840
                            ========  ======== ======== ========

Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding
  (Annualized)                   .01%      .01%     .01%     .02%
                            ========  ======== ======== ========
Ratio of Allowance for Loan
  Losses to Net Loans at
  End of Period                                   0.86%     0.94%
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

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of June 30, 2004, the bank had received long-term advances of $80,027,000 and short-term advances of $2,520,000 from its available credit of $146,768,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding FHLB borrowings at June 30, 2004, had a weighted-average rate of 3.71% and total FHLB borrowings of $70,439,000 at June 30, 2003, had a weighted-average rate of 4.18%. As of June 30, 2004, advances of $25,895,000 are due in the next twelve months and advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.


Union National recently became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $5 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity. As of June 30, 2004, Union National had $10,336,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

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

On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of June 30, 2004, Union National purchased approximately 76,300 shares under this plan.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of June 30, 2004, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2004, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:



 (In thousands)                           June 30,   December 31,
                                            2004         2003
                                         ___________  ___________
Union National Financial Corporation:
_____________________________________
Tier I Capital                            $  33,456    $  34,047
Tier II Capital                               2,212        2,080
                                          _________    _________
  Total Qualifying Capital                $  35,668    $  36,127
                                          =========    =========

Risk-adjusted On-balance Sheet Assets     $ 270,409    $ 246,617
Risk-adjusted Off-balance Sheet Exposure     33,267       28,271
                                          _________    _________
   Total Risk-adjusted Assets             $ 303,676    $ 274,888
                                          =========    =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets        9.15%       10.10%
 Minimum Required                              4.00         4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                11.02%       12.39%
 Minimum Required                              4.00         4.00

 Total Capital Ratio - Actual                 11.75%       13.14%
 Minimum Required                              8.00         8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement          $  11,374    $  14,136
                                          =========    =========


Union National Community Bank:
______________________________
Tier I - Total Stockholders' Equity       $  30,051    $  29,125
Tier II - Allowance for Loan Losses           2,131        1,985
                                          _________    _________
  Total Qualifying Capital                $  32,182    $  31,110
                                          =========    =========

Risk-adjusted On-balance Sheet Assets     $ 269,399    $ 245,686
Risk-adjusted Off-balance Sheet Exposure     33,267       28,271
                                          _________    _________
   Total Risk-adjusted Assets             $ 302,666    $ 273,957
                                          =========    =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets        8.25%        8.65%
 Minimum Required                              4.00         4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 5.00         5.00


Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                 9.93%       10.63%
 Minimum Required                              4.00         4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 6.00         6.00


 Total Capital Ratio - Actual                 10.63%       11.36%
 Minimum Required                              8.00         8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                10.00        10.00


Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement          $   7,969    $   9,193
                                          =========    =========

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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have an immaterial positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at June 30, 2004, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have a moderate positive impact on net interest income over the next twelve months.

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

Union National managed its interest rate risk position in 2004 by the following:
     * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
     * the repositioning and restructuring of its investment security portfolio;
     * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
     * additions to fixed- and variable-rate advances from the FHLB.
The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

                      Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2004, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the quarter ended June 30, 2004, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities

                 ISSUER PURCHASES OF EQUITY SECURITIES


                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
                     Purchased      per Share      or Programs*
_________________________________________________________________
April 1, 2004 to
April 30, 2004         6,587         $22.20           6,587

May 1, 2004 to
May 31, 2004           9,001         $22.72           9,001

June 1, 2004 to
June 30, 2004          3,066         $23.00           3,066
                      ______         ______          ______
Total                 18,654         $22.58          18,654
                      ======         ======          ======
*On December 19, 2003, the Board of Directors of Union National
authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately
negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
April 1, 2004 to
April 30, 2004                          55,764

May 1, 2004 to
May 31, 2004                            46,763

June 1, 2004 to
June 30, 2004                           43,697
                                        ______
Total                                   43,697
                                        ======
*On December 19, 2003, the Board of Directors of Union National
authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately
negotiated transactions.


Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders was held at 10:00
             a.m. on April 28, 2004, at The Gathering Place, 6
             Pine Street, Mount Joy, Pennsylvania, 17552.

         (b) - (c) The following matters were voted upon:

         Two Class B Directors were elected as follows:
                                          Votes       Votes to
                                           Cast      "Withhold
Re-elected           Term Expires         "For"       Authority"
__________           ____________      ___________   ___________
Carl R. Hallgren         2007           1,932,901       6,884
Lloyd C. Pickell         2007           1,937,874       1,911

Directors whose term continued after the meeting:
      Class C Directors
William E. Eby           2005
William M. Nies          2005
Benjamin W. Piersol, Jr. 2005
Donald H. Wolgemuth      2005

      Class A Directors
Nancy Shaub Colarik      2006
Mark D. Gainer           2006

James R. Godfrey         2006
Darwin A. Nissley        2006

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

         (b) Reports on Form 8-K

             Union National filed a report on form 8-K via EDGAR dated April 15, 2004. The report was filed pursuant to Item 12, Results of Operations and Financial Condition, and reported the issuance of a press release. The press release was attached to the report as an exhibit and reported earning for the first quarter of 2004 and the second quarter cash dividend.

             Union National filed a report on form 8-K via EDGAR dated April 30, 2004. The report was filed pursuant to Item 9, Regulation FD Disclosure, and included a presentation that was given by Union National's executive management team at the Annual Meeting of Shareholders on April 28, 2004. The presentation was an overview of the financial results for 2003 and future initiatives.

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

                           Date: August 13, 2004



                           By  /s/ Clement M. Hoober
                               _____________________
                               Clement M. Hoober
                               Treasurer/Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

                           Date: August 13, 2004

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

                                 Date: August 13, 2004

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

                                 Date: August 13, 2004

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



                                 By  /s/ Mark D. Gainer
                                     _____________________
                                        President/CEO

                                 Date: August 13, 2004



                                 By  /s/ Clement M. Hoober
                                     _____________________
                                        Treasurer/CFO

                                 Date: August 13, 2004