Form 10-Q
period 2004-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2004-11-12
CIK 874482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

                          FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2004
                                    _____________________________

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,381,547     shares of $.25 (par) common stock were
_________________
outstanding as of November 5, 2004
                  ________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-16

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   16-17

  Item 4  - Controls and Procedures                          18

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                19

  Item 2  - Unregistered Sales of Equity Securities
            and Use of Proceeds                              19

  Item 3  - Defaults Upon Senior Securities                  19

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 19

  Item 5  - Other Information                                19

  Item 6  - Exhibits                                         19

Signature Page                                               20

 Exhibit 31.1 - Certification of Principal Executive
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   21-22

 Exhibit 31.2 - Certification of Principal Financial
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   23-24

 Exhibit 32  -  Certification of Principal Executive
                Officer and Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as
                Added by Section 906 of the Sarbanes-
                Oxley Act of 2002                         25-26

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)9/30/04   12/31/03
                                           (Unaudited) (Audited)
                                            ____________________
ASSETS

Cash and Due from Banks                     $  10,871  $   8,426
Interest-Bearing Deposits in Other Banks          132        253
                                            ____________________
  Total Cash and Cash Equivalents              11,003      8,679

Investment Securities Available-for-Sale       92,408     97,066
Loans Held for Sale                                 -        197

Loans(Net of Unearned Income)                 257,962    225,381
Less: Allowance for Loan Losses                (2,245)    (1,985)
                                            ____________________
   Net Loans                                  255,717    223,396

Premises and Equipment - Net                    6,645      6,625
Restricted Investment in Bank Stocks            4,735      4,092
Bank-Owned Life Insurance                       9,388      7,804
Other Assets                                    4,412      4,033
                                            ____________________
   TOTAL ASSETS                             $ 384,308  $ 351,892
                                            ====================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $  37,927  $  30,687
 Interest-Bearing                             217,948    200,387
                                            ____________________
    Total Deposits                            255,875    231,074

Short-Term Borrowings                           7,770      9,981
Long-Term Debt                                 84,558     73,874
Junior Subordinated Debentures                  8,248      8,248
Other Liabilities                               1,553      1,591
                                            ____________________
    TOTAL LIABILITIES                         358,004    324,768

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           695        690
  Shares: Authorized - 20,000,000; Issued -
  2,781,240 in 2004 (2,762,099 in 2003)
  Outstanding - 2,381,413 in 2004 (2,458,748
  in 2003)
Surplus                                         9,476      9,090
Retained Earnings                              23,173     21,963
Accumulated Other Comprehensive Income            780      1,035
Treasury Stock - 399,827 shares in
 2004 (303,351 in 2003), at cost               (7,820)    (5,654)
                                            ____________________
    TOTAL STOCKHOLDERS' EQUITY                 26,304     27,124
                                            ____________________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 384,308  $ 351,892
                                            ====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                 Three Months Ended September 30,

                                 ________________________________
                                        2004           2003
                                 ________________________________
INTEREST INCOME
Interest and Fees on Loans          $     3,971    $     3,474
Investment Securities:
  Taxable Interest                          707            680
  Tax-Exempt Interest                       273            327
  Dividends                                  24             24
Other                                         2              3
                                    _____________________________
 Total Interest Income                    4,977          4,508

INTEREST EXPENSE
Deposits                                    755            817
Short-Term Borrowings                        29              9
Long-Term Debt                              771            840
Junior Subordinated Debentures               93              -
                                    _____________________________
   Total Interest Expense                 1,648          1,666
                                    _____________________________
   Net Interest Income                    3,329          2,842
PROVISION for LOAN LOSSES                    95             69
                                    _____________________________
Net Interest Income after Provision
  for Loan Losses                         3,234          2,773

OTHER OPERATING INCOME
Income from Fiduciary Activities             49             31
Service Charges on Deposit Accounts         418            264
Other Service Charges, Commissions, Fees    344            426
Investment Securities Gains                  10            203
Mortgage Banking Activities                  81             26
Earnings from Bank-Owned Life
  Insurance                                  96             80
Other Income                                 50             39
                                    _____________________________
    Total Other Operating Income          1,048          1,069

OTHER OPERATING EXPENSES
Salaries and Wages                        1,401          1,269
Retirement Plan and Other
  Employee Benefits                         396            304
Net Occupancy Expense                       196            167
Furniture and Equipment Expense             183            149
Professional Fees                           153            145
Data Processing Services                    201            175
Pennsylvania Shares Tax                      71             69
Advertising and Marketing Expenses           91             64
ATM Processing Expenses                      74             68
Other Operating Expenses                    544            456
                                    _____________________________
    Total Other Operating Expenses        3,310          2,866
                                    _____________________________
    Income before Income Taxes              972            976

PROVISION for INCOME TAXES                  166            164
                                    _____________________________
    NET INCOME for PERIOD           $       806    $       812
                                    =============================
PER SHARE INFORMATION
 Net Income for Period - Basic      $      0.34    $      0.32
 Net Income for Period - Assuming
  Dilution                                 0.33           0.32
 Cash Dividends                            0.16           0.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period               $       806    $       812
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                  1,071           (931)
Reclassification Adjustment for Gains
   Included in Net Income                    (7)          (134)
                                    _____________________________
Total Other Comprehensive Income/
  (Loss)                                  1,064         (1,065)
                                    _____________________________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                        $     1,870    $      (253)
                                    =============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                  Nine Months Ended September 30,

                                  _______________________________
                                        2004           2003
                                  _______________________________
INTEREST INCOME
Interest and Fees on Loans          $    11,363    $    10,523
Investment Securities:
  Taxable Interest                        2,172          2,047
  Tax-Exempt Interest                       842            914
  Dividends                                  69             84
Other                                         5             32
                                    _____________________________
 Total Interest Income                   14,451         13,600

INTEREST EXPENSE
Deposits                                  2,203          2,594
Short-Term Borrowings                        61             21
Long-Term Debt                            2,311          2,577
Junior Subordinated Debentures              261              -
                                    _____________________________
   Total Interest Expense                 4,836          5,192
                                    _____________________________
   Net Interest Income                    9,615          8,408
PROVISION for LOAN LOSSES                   251            115
                                    _____________________________
Net Interest Income after Provision
  for Loan Losses                         9,364          8,293

OTHER OPERATING INCOME
Income from Fiduciary Activities            163            103
Service Charges on Deposit Accounts       1,169            756
Other Service Charges, Commissions, Fees    960            931
Investment Securities Gains                 174            286
Mortgage Banking Activities                 242            795
Earnings from Bank-Owned Life
  Insurance                                 284            185
Other Income                                110             87
                                    _____________________________
    Total Other Operating Income          3,102          3,143

OTHER OPERATING EXPENSES
Salaries and Wages                        4,119          3,722
Retirement Plan and Other
  Employee Benefits                       1,112            897
Net Occupancy Expense                       606            529
Furniture and Equipment Expense             515            441
Professional Fees                           435            361
Data Processing Services                    527            510
Pennsylvania Shares Tax                     197            190
Advertising and Marketing Expenses          279            175
ATM Processing Expenses                     223            201
Other Operating Expenses                  1,600          1,375
                                    _____________________________
    Total Other Operating Expenses        9,613          8,401
                                    _____________________________
    Income before Income Taxes            2,853          3,035

PROVISION for INCOME TAXES                  482            564
                                    _____________________________
    NET INCOME for PERIOD           $     2,371    $     2,471
                                    =============================
PER SHARE INFORMATION
 Net Income for Period - Basic      $      0.98    $      0.99
 Net Income for Period - Assuming
  Dilution                                 0.96           0.97
 Cash Dividends                            0.48           0.47

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period               $     2,371    $     2,471
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                   (140)          (415)
Reclassification Adjustment for Gains
   Included in Net Income                  (115)          (189)
                                    _____________________________
Total Other Comprehensive Income/
  (Loss)                                   (255)          (604)
                                    _____________________________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                        $     2,116    $     1,867
                                    =============================
The accompanying notes are an integral part of the consolidated financial statements.




Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,
                                  _______________________________
         (In thousands)                   2004            2003
                                     _____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $     2,371    $    2,471
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization              691           613
  Provision for Loan Losses                  251           115
  Net Amortization of Investment
   Securities' Premiums                      905         1,276
  Investment Securities Gains               (174)         (286)
  Provision for Deferred Income Taxes        (71)           (3)
  Earnings from Bank-Owned Life
   Insurance                                (284)         (185)
  Gains on Loans Sold                       (109)         (577)
  Proceeds from Sales of Loans             4,137        23,712
  Loans Originated for Sale               (3,831)      (22,920)
  Increase in Accrued Interest
   Receivable                                (53)         (135)
  Increase in Other Assets                  (294)         (259)
  Decrease in Other Liabilities              (28)         (154)
                                     _____________  _____________
  Net Cash Provided by Operating
   Activities                              3,511         3,668


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities          20,842        19,929
Proceeds from Maturities of
   Available-for-Sale Securities          14,046        26,592
Purchases of Available-for-Sale
   Securities                            (31,347)      (53,879)
Net Purchases of Restricted
   Investments in Bank Stocks               (643)         (356)
Net Loans Made to Customers              (32,572)       (5,120)
Purchases of Premises and Equipment         (541)         (419)
Purchase of Bank-Owned Life Insurance     (1,300)       (4,000)
                                     _____________  _____________

   Net Cash Used in Investing
    Activities                           (31,515)      (17,253)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                     13,788        16,089
Net Increase/(Decrease) in
  Time Deposits                           11,013        (5,940)
Net Decrease in Short-Term Borrowings     (2,211)          (74)
Proceeds from Issuance of
  Long-Term Debt                          19,271        17,182
Payment on Long-Term Debt                 (8,587)      (10,607)
Acquisition of Treasury Stock             (2,166)         (502)
Issuance of Common Stock                     381           356
Cash Dividends Paid                       (1,161)       (1,179)
                                     _____________  _____________
   Net Cash Provided by Financing
    Activities                            30,328        15,325
                                     _____________  _____________
Net Increase in Cash and
  Cash Equivalents                         2,324         1,740

CASH and CASH EQUIVALENTS -
  Beginning of Year                        8,679        14,545
                                     _____________  _____________
CASH and CASH EQUIVALENTS -
  End of Period                      $    11,003    $   16,285
                                     =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    4,832    $    5,340
  Income Taxes                               380           582

The accompanying notes are an integral part of the consolidated financial statements.


                    UNION NATIONAL FINANCIAL CORPORATION
                          MOUNT JOY, PENNSYLVANIA

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

3. The weighted-average number of shares of common stock outstanding was as follows:

                                     Basic     Assuming Dilution
                                     _____     _________________
     Three months ended:
         September 30, 2004        2,394,958       2,450,288
         September 30, 2003        2,506,285       2,548,015
     Nine months ended:
         September 30, 2004        2,413,541       2,464,146
         September 30, 2003        2,507,647       2,543,388


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


                                              Three Months
                                           Ended September 30,
                                           ___________________
(In thousands, except per share data)        2004        2003
                                           _______     _______
Net Income - As Reported                   $  806      $  812
Less: Stock Based Compensation Cost           (64)         -
                                           _______     _______
Net Income - Pro Forma                     $  742      $  812
                                           =======     =======

Net Income Per Share:
  As Reported (Basic)                      $ 0.34     $ 0.32
  As Reported (Assuming Dilution)            0.33       0.32
  Pro Forma (Basic)                          0.31       0.32
  Pro Forma (Assuming Dilution)              0.30       0.32


                                               Nine Months
                                           Ended September 30,
                                           ___________________
(In thousands, except per share data)        2004        2003
                                           _______     _______
Net Income - As Reported                   $2,371      $2,471
Less: Stock Based Compensation Cost          (121)        (59)
                                           _______     _______
Net Income - Pro Forma                     $2,250      $2,412
                                           =======     =======

Net Income Per Share:
  As Reported (Basic)                      $ 0.98     $ 0.99
  As Reported (Assuming Dilution)            0.96       0.97
  Pro Forma (Basic)                          0.93       0.96
  Pro Forma (Assuming Dilution)              0.91       0.95


5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $4,530,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004, for guarantees under standby letters of credit issued is not material.

6. In January 2003, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities
(VIEs). Union National Capital Trust I, a wholly-owned trust subsidiary of Union National Financial Corporation, qualifies as a variable interest entity under FIN 46. Union National Capital Trust I issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to Union National. Union National Capital Trust I holds, as its sole asset, subordinated debentures issued by Union National.

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

During March 2004, the FASB issued an exposure draft of a new standard entitled "Share Based Payment," which would amend FASB Statement No. 123 and FASB Statement No.95, "Statement of Cash Flows." The new accounting standard, as proposed, would require the expensing of stock options issued by Union National in the financial statements using a fair-value-based method and would be effective for periods beginning after June15, 2005. See Note 4 above for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the method adopted by Union National to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 4 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on Union National's consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. Union National has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

7. On October 14, 2004, Union National announced the completion of the private sale of $3,000,000 of trust preferred securities by Union National Capital Trust II, a wholly-owned subsidiary of Union National Financial Corporation. The capital securities provide for quarterly distributions at an annual coupon rate of 5.28% through November 23, 2007, and at a variable annual coupon rate, reset quarterly, based on 3-month LIBOR plus 2.00% thereafter. The securities will mature in November 2034, and are callable by Union National, subject to any required regulatory approval, at par, on November 23, 2009. Union National plans to use the net proceeds from this offering for capital contributions to Union National Community Bank to fund its operations and future growth. The issuance of these trust preferred securities and the capital contribution to Union National Community Bank will positively impact the capital ratios detailed in the accompanying Management's Discussion and Analysis under the section on Stockholders' Equity.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended September 30, 2004, was $806,000, a slight decrease as compared to consolidated net income of $812,000 for the same period of 2003. Basic earnings per share for the three months ended September 30, 2004, amounted to $0.34 and diluted earnings per share amounted to $0.33, as compared to basic and diluted earnings per share of $0.32 for the three months ended September 30, 2003.
Consolidated net income for the nine months ended September 30, 2004, was $2,371,000, a decrease of 4.0%, as compared to consolidated net income of $2,471,000 for the same period of 2003. Basic earnings per share for the nine months ended September 30, 2004, amounted to $0.98 and diluted earnings per share amounted to $0.96, as compared to basic earnings per share of $0.99 and diluted earnings per share of $0.97 for the nine months ended September 30, 2003.

The following items impacted results of operations for the three months ended September 30, 2004, as compared to the same period of 2003:
     * Net income increased due to an increase in net interest income that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings.
     * Net income decreased due to an increase in the provision for loan losses.
     * Net income decreased due to a decrease in commissions on the sale of alternative investment products and a decrease in gains on the sale of investment securities.
       Partially offsetting these decreases was an increase in service charges on deposit accounts.
     * Net income decreased due to an increase in other operating expenses.

The following items impacted results of operations for the nine months ended September 30, 2004, as compared to the same period of 2003:
     * Net income increased due to an increase in net interest income that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings.
     * Net income decreased due to an increase in the provision for loan losses.
     * Net income decreased due to a decrease in income from mortgage banking activities.
       Partially offsetting this decrease was an increase in income from service charges on deposit accounts as well as an increase in earnings from bank-owned life insurance.
     * Net income decreased due to an increase in other operating expenses.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:

                              Three Months Ended September 30,
                              ________________________________
                                    2004             2003
                                   ______           ______
ROE                                12.37%           11.93%
ROE (Realized Equity)              12.75%           12.26%

                               Nine Months Ended September 30,
                               _______________________________
                                    2004             2003
                                   ______           ______
ROE                                12.03%           12.20%
ROE (Realized Equity)              12.38%           12.71%


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

During the first nine months of 2004, Union National experienced strong commercial loan demand and moderate growth in consumer loans. The growth in consumer loans was primarily a result of an increase in balances outstanding under home equity lines of credit. However, there was a decline in the balance of purchased residential mortgage and consumer loans. Overall loan balances have increased by $32,581,000 since the beginning of 2004.

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

In order to enhance net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of September 30, 2004, the bank had received long-term advances of $84,558,000 and short-term advances of $2,520,000 from its available credit of $146,488,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from November 2004 to December 2013.

Furthermore, in December 2003, Union National obtained net funding of $8,000,000 from the issuance of junior subordinated debentures to a trust subsidiary that then issued trust capital securities. The floating-rate debentures provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 4.53% at September 30, 2004. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank for its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policy limits.

There were costs of $4,000 incurred on the early payoff of FHLB borrowings during the first nine months of 2004, and $243,000 in costs were incurred on the payoff and restructuring of FHLB borrowings during the first nine months of 2003. For the third quarter of 2004, early payoff costs on FHLB borrowings amounted to $4,000, while early payoff costs for the third quarter of 2003 amounted to $116,000. These additional costs were reflected as increased interest expense on the related long-term borrowings. Total FHLB advances outstanding at September 30, 2004, represent an increase of $14,204,000 from September 30, 2003, and the average interest rate on these borrowings has decreased to 3.47% from 3.89%. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of these one-time early payoff costs to provide a better comparison between periods.

In comparing the three months ended September 30, 2004, to the same period of 2003, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $407,000. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 11.8% for the three months ended September 30, 2004, as compared to the same period of 2003.

The overall interest rate on the average total earning assets for the three months ended September 30, 2004, was 5.91%, as compared to 5.98% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.09% for the three months ended September 30, 2004, and 2.39% (2.22% without the impact of early payoff costs on long-term FHLB borrowings) for the three months ended September 30, 2003. The net effect of these interest rate changes was to increase net interest income in the amount of $103,000 for the three months ended September 30, 2004, over the same period of 2003. The net interest margin percentage for the three months ended September 30, 2004, was 4.02% (4.03% without the impact of payoff costs), as compared to 3.84% (3.99% without the impact of payoff costs) for the same period of 2003.

In comparing the nine months ended September 30, 2004, to the same period of 2003, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $1,171,000. Average earning assets increased by 11.7% for the nine months ended September 30, 2004, as compared to the same period of 2003.

The overall interest rate on the average total earning assets for the nine months ended September 30, 2004, was 5.91%, as compared to 6.25% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.13% for the nine months ended September 30, 2004, and 2.59% (2.41% without the impact of early payoff costs on long-term FHLB borrowings) for the nine months ended September 30, 2003. The net effect of these interest rate changes was to decrease net interest income in the amount of $3,000 for the nine months ended September 30, 2004, over the same period of 2003. The net interest margin percentage for the nine months ended September 30, 2004, was 4.01%, as compared to 3.96% (4.12% without the impact of payoff costs) for the same period of 2003.

The overall decline in interest rates has been prompted by actions of the Federal Reserve Bank, which started reducing interest rates in January 2001. Since that time, the prime interest rate has declined from 9.50% to 4.00%. However, in June, August and again in September 2004, the Federal Reserve increased rates and the prime interest rate now stands at 5.00%. The following chart details recent rate history for certain key interest rates that impact rates on Union National's interest-bearing assets and liabilities:

                                  9/30/04   6/30/04   12/31/03
                                 _________ _________ _________

Fed Funds Target Rate              1.75%      1.25%    1.00%
Prime Rate                         4.75%      4.25%    4.00%
3 Year Treasury Constant
 Maturity*                         2.83%      3.26%    2.44%
10 Year Treasury Constant
  Maturity*                        4.13%      4.73%    4.27%
Conventional Mortgage Rate*        5.75%      6.29%    5.88%

*These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.

                                            9/30/03   12/31/02
                                           _________ _________

Fed Funds Target Rate                         1.00%    1.25%
Prime Rate                                    4.00%    4.25%
3 Year Treasury Constant                      2.23%    2.23%
 Maturity*
10 Year Treasury Constant                     4.27%    4.03%
  Maturity*
Conventional Mortgage Rate*                   6.15%    6.05%

*These rates are the average rate for the month as published by the Federal Reserve in Statistical Release H.15.


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

For the remainder of 2004, it is currently anticipated that Union National's net interest margin percentage will be comparable to current levels. However, income from growth in earning assets which occurred during 2003 and 2004, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of September 30, 2004, may result in net interest income for the remainder of 2004 that reflects a moderate increase over the net interest income earned during the same period of 2003. Expected growth in earning assets during the remainder of 2004 should also increase Union National's net interest margin. This expected growth was not reflected in the model at September 30, 2004. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,388,000 at September 30, 2004. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2004, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $95,000 for the three months ended September 30, 2004, as compared to $69,000 for the three months ended September 30, 2003. For the nine-month period, the provision for loan losses was $251,000, as compared to $115,000 for the same period of 2003. For the three months ended September 30, 2004, Union National had net recoveries of $19,000 and for the same period of 2003 there were net charge-offs of $3,000. For the nine months ended September 30, 2004, net recoveries amounted to $9,000 as compared to net charge-offs of $22,000 for the same period of 2003. The increased provision for loan losses in 2004 can be primarily attributed to growth in outstanding loan balances. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other operating income for the three months ended September 30, 2004, was $1,048,000, representing a decrease of $21,000 or 2.0%, from the same period of 2003. For the nine months ended September 30, 2004, other operating income decreased $41,000, or 1.3%, in comparison to the same period of 2003. The decline in income for the three-month period was a result of a decrease in investment securities gains of $193,000 and a decline in income from the sale of alternative investment products. For the nine-month period ended September 30, 2004, the decline in other operating income resulted from a decline in income from mortgage banking activities primarily as a result of a slow down in refinancing activity. Mortgage banking income was down $553,000 in comparing the nine-month period ended September 30, 2004, to the same period of 2003.

Partially offsetting the items mentioned above were the following increases in comparison to the comparable periods of 2003 (in thousands):

                                              Three Months
                                                 Ended
                                           September 30, 2004
                                           __________________
Income from Fiduciary Activities              $           18
Service Charges on Deposit Accounts                      154
Merchant Credit Card Fees                                 23
Earnings from Bank-Owned Life Insurance                   16

                                              Nine Months
                                                 Ended
                                           September 30, 2004
                                           __________________
Income from Fiduciary Activities              $           60
Service Charges on Deposit Accounts                      413
Merchant Credit Card Fees                                 49
Earnings from Bank-Owned Life Insurance                   99


The increased income from service charges on deposit accounts is primarily from increased insufficient funds charges related to a new product called "Overdraft Privilege" introduced to customers in November 2003. With Overdraft Privilege customers are permitted to overdraw their accounts subject to certain limits. This service can help customers avoid merchant costs and the embarrassment of having checks returned. Overdraft Privilege should also generate increased fee income for Union National during the remainder of 2004. With increased overdrafts there is also increased exposure to loss, however, the increased revenue is currently expected to more than offset any related losses.
The increase in earnings on BOLI is a result of an additional $4,000,000 investment in BOLI during the third quarter of 2003 and an additional investment of $1,300,000 in June 2004.

Other Operating Expenses

The aggregate of other operating expenses increased by $444,000, or 15.5%, for the three months ended September 30, 2004, as compared to the same period of 2003. For the nine months ended September 30, 2004, other operating expenses increased by $1,212,000, or 14.4%, in comparison to the same period of 2003. These increases in other operating expenses are discussed below as they pertain to the various expense categories.

During the third quarter of 2004, salaries and wages increased by $132,000 in comparison to the third quarter of 2003. For the nine months ended September 30, 2004, salaries and wages increased by $397,000 in comparison to the same period of 2003. This increase was essentially due to staff additions and annual merit and cost-of-living increases. Staff additions included staff for a new retail office location at 38 E. Roseville Road in Manheim Township which opened in November 2003, an agricultural lender, an experienced business banker, a salesperson for corporate services, a retirement plan salesperson, a salesperson for trust and investment management products and services, business and credit specialists and other support staff and sales positions.

Employee benefit costs increased by $92,000 for the third quarter of 2004 as compared to 2003. For the nine-month period, employee benefit costs increased by $215,000. Increased employee benefit costs relate to increased staff and salary levels, increased health insurance premiums and costs related to a supplemental executive retirement plan.

Other changes in operating expenses in comparison to the comparable periods of 2003 included the following (in thousands):

                                Three Months      Nine months
                                   Ended             Ended
                            September 30, 2004 September 30, 2004
                            __________________ __________________
Occupancy & Equipment Costs     $      63          $     151
Professional Fees                       8                 74
Data Processing Services               26                 17
Advertising & Marketing                27                104


The increase in net occupancy expense and furniture and equipment expense primarily was a result of the opening of our new Manheim Township office in November 2003 and the opening of our new commercial banking office in Manheim Township, PA in March 2004. The increase in professional fees is primarily attributable to professional fees related to the implementation of our Overdraft Privilege product. The increase in advertising and marketing expense was primarily a result of the opening of a new office as well as several advertising campaigns undertaken in 2004.

Income Taxes

Union National's income tax expense increased by $2,000 for the three months ended September 30, 2004, as compared to the same period of last year. For the nine months ended September 30, 2004, income tax expense decreased by $82,000 in comparison to the same period of 2003. Union National's effective tax rates were as follows:

                            Three Months Ended  Nine months Ended
                            __________________ __________________
September 30, 2004                 17.1%              16.9%
September 30, 2003                 16.8%              18.6%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the effective tax rate for 2004 is due to a higher percentage of income being derived from tax-exempt sources. As of September 30, 2004, Union National had a net deferred tax asset of $280,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Certain provisions of this act have yet to take effect for Union National. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

Other than the cost of the compliance with the Sarbanes-Oxley Act described above, management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions, including the continuing economic slowdown, and other unfavorable specific business conditions may result in the inability of loans amounting to $1,804,000 to comply with their respective repayment terms. This compares to the amount of $1,879,000 at December 31, 2003. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength.
In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2004.

At September 30, 2004, total nonperforming loans amounted to $1,607,000, or 0.6% of net loans, as compared to a level of $1,342,000, or 0.6%, at December 31, 2003. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.9%.

Schedule of Nonperforming Assets:

                                       September 30, December 31,
(In thousands)                             2004         2003
                                       _____________ ____________
Nonaccruing Loans                      $      1,587  $     1,334
Accrual Loans -90 days or more past due          20            8
Restructured Accrual Loans                        -            -
                                       _____________ ____________
     Total Nonperforming Loans                1,607        1,342
Foreclosed Real Estate                          108          104
                                       _____________ ____________
     Total Nonperforming Assets        $      1,715  $     1,446
                                       ============= ============

Nonperforming Loans
   as a % of Net Loans                          0.6%         0.6%
                                       ============= ============
Allowance for Loan Losses
   as a % of Nonperforming Loans                140%         148%
                                       ============= ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of September 30, 2004, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $203,000 and had unrealized losses of $7,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of September 30, 2004, Union National held corporate debt securities with a total fair value of $15,687,000 and net unrealized gains on these securities amounted to $98,000.

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

Management believes, based on information currently available, that the current allowance for loan losses of $2,245,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2004 to reflect a slight increase in comparison to net loan charge-offs for the same period of 2003.

Analysis of Allowance for Loan Losses:

                                            Three Months Ended
                                                September 30,
(In thousands)                                2004       2003
                                            ________   ________
Average Total Loans Outstanding
   (Less Unearned Income)                   $251,366   $200,847
                                            ========   ========
Allowance for Loan Losses,
   Beginning of Period                      $  2,131   $  1,840
Loans Charged-Off During Period                   (4)        (5)
Recoveries of Loans Previously
   Charged-Off                                    23          2
                                            ________   ________
Net Loans (Charged-Off)/Recovered                 19         (3)
Addition to Provision for Loan Losses
   Charged to Operations                          95         69
                                            ________   ________
Allowance for Loan Losses,
   End of Period                            $  2,245   $  1,906
                                            ========   ========

Ratio of Net Loans (Charged-Off)/Recovered
   to Average Loans Outstanding (Annualized)     .03%      (.01)%
                                            ========   ========
Ratio of Allowance for Loan Losses to
  Net Loans at End of Period

                                             Nine Months Ended
                                                September 30,
(In thousands)                                2004       2003
                                            ________   ________
Average Total Loans Outstanding
   (Less Unearned Income)                   $239,866   $197,981
                                            ========   ========
Allowance for Loan Losses,
   Beginning of Period                      $  1,985   $  1,812
Loans Charged-Off During Period                  (21)       (40)
Recoveries of Loans Previously
   Charged-Off                                    30         19
                                            ________   ________
Net Loans (Charged-Off)/Recovered                  9        (21)
Addition to Provision for Loan Losses
   Charged to Operations                         251        115
                                            ________   ________
Allowance for Loan Losses,
   End of Period                            $  2,245   $  1,906
                                            ========   ========

Ratio of Net Loans (Charged-Off)/Recovered
   to Average Loans Outstanding (Annualized)     .01%      (.01)%
                                            ========   ========
Ratio of Allowance for Loan Losses to
  Net Loans at End of Period                    0.87%      0.93%
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

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of September 30, 2004, the bank had received long-term advances of $84,558,000 and short-term advances of $2,520,000 from its available credit of $146,488,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding FHLB borrowings at September 30, 2004, had a weighted-average rate of 3.47% and total FHLB borrowings of $72,874,000 at September 30, 2003, had a weighted-average rate of 3.89%. As of September 30, 2004, advances of $18,895,000 are due in the next twelve months and advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Union National recently became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $10 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity. As of September 30, 2004, Union National had $14,600,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan, Union National's planned purchase of a new retail branch location and the Federal Reserve position on trust capital securities, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for the remainder of 2004.

On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. The number of shares to be purchased under the plan represents approximately 4.9% of the outstanding shares of Union National. The Board of Directors believes that a redemption or repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value. Currently, the shares are to be held as treasury shares (issued, but not outstanding shares). As of September 30, 2004, Union National purchased approximately 97,000 shares under this plan.

In November 2004, Union National became obligated for the purchase of real estate located in Lancaster County, PA in the amount of $1,300,000. It is currently anticipated that settlement of this transaction will occur in January 2006. It is also currently anticipated that Union National will construct a retail banking facility on this property in the future.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2004, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2004, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

                                       September 30, December 31,
                                             2004         2003
 (In thousands)                        _____________ ___________
 Union National Financial Corporation:
_____________________________________
Tier I Capital                             $  33,493   $  34,047
Tier II Capital                                2,324       2,080
                                           _________   _________
  Total Qualifying Capital                 $  35,817   $  36,127
                                           =========   =========

Risk-adjusted On-balance Sheet Assets      $ 278,173   $ 246,617
Risk-adjusted Off-balance Sheet Exposure      40,986      28,271
                                           _________   _________
   Total Risk-adjusted Assets              $ 319,159   $ 274,888
                                           =========   =========

Actual Capital Ratio:
 Tier I Capital to Average Total Assets         8.89%      10.10%
 Minimum Required                               4.00        4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                 10.49%      12.39%
 Minimum Required                               4.00        4.00

 Total Capital Ratio - Actual                  11.22%      13.14%
 Minimum Required                               8.00        8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement           $  10,284   $  14,136
                                           =========   =========
Union National Community Bank:
______________________________
Tier I Capital                             $  30,421   $  29,125
Tier II Capital                                2,245       1,985
                                           _________   _________
  Total Qualifying Capital                 $  32,666   $  31,110
                                           =========   =========

Risk-adjusted On-balance Sheet Assets      $ 277,154   $ 245,686
Risk-adjusted Off-balance Sheet Exposure      40,986      28,271
                                           _________   _________
   Total Risk-adjusted Assets              $ 318,140   $ 273,957
                                           =========   =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets         8.10%       8.65%
 Minimum Required                               4.00        4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                  5.00        5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                  9.56%      10.63%
 Minimum Required                               4.00        4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                  6.00        6.00


 Total Capital Ratio - Actual                  10.27%      11.36%
 Minimum Required                               8.00        8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 10.00       10.00


Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement           $   7,215   $   9,193
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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have a nominal negative impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at September 30, 2004, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have a nominal positive impact on net interest income over the next twelve months.

In addition to the above scenarios, management modeled the impact of a "flattening" interest rate yield curve on the bank's net interest income. The rate assumptions for this scenario included an increase in short-term interest rates while minimizing increases in longer-term interest rates. Management determined that this is a potential scenario considering current market interest rates as compared to historical average interest rates. A "flattening" interest rate environment with short-term interest rates increasing two-percent will have a nominal positive impact on net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National managed its interest rate risk position in 2004 by the following:
     * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans
     * the repositioning and restructuring of its investment security portfolio;
     * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs; and
     * additions to and repositioning of fixed- and variable-rate advances from the FHLB.
The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

               Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2004, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the quarter ended September 30, 2004, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

Part II - Other Information:

Item 1.Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds

            ISSUER PURCHASES OF EQUITY SECURITIES


                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
_________________________________________________________________
July 1, 2004 to
July 31, 2004          1,345         $23.65           1,345

August 1, 2004 to
August 31, 2004        4,173         $23.59           4,173

September 1, 2004 to
September 30, 2004    15,164         $23.02          15,164
                      ______                         ______
Total                 20,682         $23.17          20,682
                      ======                         ======
*On December 19, 2003, the Board of Directors of Union National
authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately
negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
July 1, 2004 to
July 31, 2004                           42,352

August 1, 2004 to
August 31, 2004                         38,179

September 1, 2004 to
September 30, 2004                      23,015

Total

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


Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders -
        Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits:

       (a) Exhibits

           Exhibit No. 31.1 - Certification of Principal
           Executive Officer Pursuant to Exchange Act Rules 13a-
           14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit No. 31.2 - Certification of Principal
           Financial Officer Pursuant to Exchange Act Rules 13a-
           14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

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

                           Date: November 12, 2004



                           By /S/ Clement M. Hoober
                              _______________________
                              Clement M. Hoober
                              Treasurer/Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                           Date: November 12, 2004

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

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                                By /S/ Mark D. Gainer
                                   _______________________
                                   President/CEO

                                Date: November 12, 2004

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

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                                By /S/ Clement M. Hoober
                                   _______________________
                                   Treasurer/CFO

                                Date: November 12, 2004

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of
        1934.

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.




                                By /S/ Mark D. Gainer
                                   ______________________
                                   President/CEO

                                Date: November 12, 2004



                                By /S/ Clement M. Hoober
                                   ______________________
                                   Treasurer/CFO

                                Date: November 12, 2004