Form 10-K
period 2004-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2005-03-29
CIK 874482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549


                          FORM 10-K

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2004

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

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $53,573,725 as of June 30, 2004. As of March 21, 2005, the
Registrant had approximately 2,403,334 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2004
Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial
Corporation's Proxy Statement for its 2005 Annual Meeting is incorporated by reference in response to Parts II and III, hereof.

              UNION NATIONAL FINANCIAL CORPORATION
                           FORM 10-K
                             INDEX

PART I                                               PAGE NO.
     Item 1 - Business..................................... 1

     Item 2 - Properties....................................7

     Item 3 - Legal Proceedings.............................9

     Item 4 - Submission of Matters to a Vote of Security
              Holders......................................10

PART II
     Item 5 - Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities............................11

     Item 6 - Selected Financial Data......................12

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operation.12

     Item 7A- Quantitative and Qualitative Disclosure About
              Market Risk..................................12

     Item 8 - Financial Statements and Supplementary Data..13

     Item 9 - Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure.......13

     Item 9A- Controls and Procedures......................13

PART III
     Item 10- Directors and Executive Officers of the
              Registrant...................................14

     Item 11- Executive Compensation.......................14

     Item 12- Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters..........................14

     Item 13- Certain Relationships and Related
              Transactions.................................14

     Item 14- Principal Accountant Fees and Services.......14

PART IV
     Item 15- Exhibits, Financial Statements Schedules.....15

     Signatures............................................19

     Exhibit Index.........................................21

                            PART I
                            ______

     Union National Financial Corporation's management has made forward-looking statements in this document, and in documents that it incorporates by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When management uses words such as "believes," "expects," "anticipates" or similar expressions, management is making forward-looking statements.

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

                 Critical Accounting Policies

     Disclosure of the corporation's significant accounting policies is included in Note 1 to the consolidated financial statements on pages 8 through 11 and in Management's Discussion and Analysis on page 24 of the 2004 Annual Report to Stockholders (Exhibit 13). The corporation's accounting policies have been approved by the Audit Committee.

ITEM 1.     BUSINESS.
______      ________

     Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends paid by Union National Community Bank. Union National Financial Corporation has three wholly-owned subsidiaries, Union National Community Bank, Union National Capital Trust I and Union National Capital Trust II. Union National's two trust subsidiaries were formed on December

19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities. The bank's wholly owned subsidiaries include the Union National Insurance Agency, Inc. formed on May 21, 2001 and StoneBridge Settlement Services, LLC formed on June 17, 2003.

     Union National Community Bank was organized in 1865 under a national charter. Union National Community Bank is a national banking association, a member of the Federal Reserve System and is regulated by the Office of the Comptroller of the Currency. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex, a commercial banking office opened in March 2004 and six branch locations within Lancaster County, Pennsylvania. It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department located at its main office.
Through a third party provider affiliation, Union National Community Bank offers certain non-depository products to its customers to include annuities and brokerage services.

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

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation-Union National Financial Corporation" and "Supervision and Regulation-Union National Community Bank" below and pages 35 and 36 of the 2004 Annual Report to Stockholders.

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

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See page 17 of Union National Financial Corporation's 2004 Annual Report to Stockholders for information concerning the corporation's and the bank's capital ratios, which are included in Exhibit 13 and incorporated here by reference.

     Pending Legislation.  Management cannot anticipate what
     ___________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 35 and 36 of Union National Financial Corporation's 2004 Annual Report to Stockholders, which is included in Exhibit 13 and incorporated here by reference.

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

     Monetary Policy.  Domestic economic conditions and the
     _______________
monetary and fiscal policies of the United States Government and its agencies affect the earnings of Union National Financial Corporation and Union National Community Bank. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. The Federal Reserve uses these instruments in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

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

     Statistical Data.  The information required by this Item is
     ________________
incorporated by reference from pages 23 through 36 of Union
National Financial Corporation's 2004 Annual Report to
Stockholders.

     Employees.  As of March 21, 2005, Union National Community
     _________
Bank had 132 full-time employees and 19 part-time employees.
None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel. The corporation's website address is www.uncb.com. The corporation makes available
                   ____________
free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting Clement M. Hoober, Executive VP, Chief Financial Officer at 101
E. Main Street, Mount Joy, PA 17552. (The information found on the corporation's website does not constitute a part of this or any other report.)

ITEM 2.      PROPERTIES.
_______      ___________

     Union National Community Bank owns its main office, six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Union National Community Bank's main office is located in the central business district of Mount Joy, Pennsylvania. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for two branch offices, commercial banking office and land for future office expansion with construction expected to begin in the summer of 2005.

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

Manheim Township Branch  Branch Bank              April 22, 2003
Office                   One story brick and metal siding
38 E. Roseville Road     building containing approximately
Lancaster, PA 17601      2,000 sq. ft. of space.

Future Office Site       Undeveloped lot         February 1, 2005
1625 Old Philadelphia    Approximately 3/4 of an
Pike                     acre in size.
Lancaster, PA 17602

Commercial Banking       Suite 230 (a portion of  March, 2005
Office                   a three story concrete and
Suite 230                masonry office complex) containing
205 Granite Run Drive    approximately 3,789 sq. ft. of
Lancaster, PA 17601      office space.

Credit Services Office   Third floor of three     August, 1998
32 Mount Joy Street      story brick building
Mount Joy, PA 17552      containing 3,000 sq. ft. of
                         office space.

     In management's opinion, the above properties are in good condition and are adequate for Union National Financial
Corporation's and Union National Community Bank's purposes.

ITEM 3.     LEGAL PROCEEDINGS.
______      ______________________

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
_______     ___________________________________________________
     None. There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                          PART II
                          _______

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

_______     ______________________________________________
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            __________________________________________________
            SECURITIES.
            ___________

     Market and dividend information required by this Item is incorporated herein by reference from the inside front cover of Union National Financial Corporation's 2004 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2004 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

     Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank have paid regular cash dividends on their common stock for more than thirty-nine years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

     Information related to Securities authorized for Issuance under Equity Compensation Plans is incorporated herein by reference to page 10 of the Union National Financial Corporation
2005 Proxy Statement.

     Additional information required by this item regarding dividend restrictions is incorporated herein by reference from
Note 13 on page 17 and page 35 of Union National Financial Corporation's 2004 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 21, 2005, there were approximately 866 holders of record of Union National Financial Corporation's common stock.

ISSUER PURCHASES OF EQUITY SECURITIES:


                                                         (d)
                                            (c)        Maximum
                                        Total Number  Numbers of
                                          of Shares   Shares that
                      (a)               Purchased as  May Yet Be
                     Total      (b)   Part of Publicly Purchased
                   Number of  Average     Announced    Under the
                    Shares   Price Paid   Plans or    Plans or
Period            Purchased  per Share    Programs*   Programs*
_________________________________________________________________
October 1, 2004 to
October 31, 2004      967       $23.21          967        22,048

November 1, 2004
to November 30,
2004                2,486       $23.14        2,486        19,562

December 1, 2004
to December 31,
2004                  560       $25.82          560        19,002
                    _____                     _____
Total               4,013       $23.53        4,013
                    =====                     =====
    *On December 19, 2003, the Board of Directors of Union
National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or
privately negotiated transactions.


ITEM 6.     SELECTED FINANCIAL DATA.
______      _______________________

     The information required by this Item is incorporated here by reference from page 23 of Union National Financial
Corporation's 2004 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
______      _________________________________________________
            CONDITION AND RESULTS OF OPERATIONS.
            ___________________________________

     The information required by this Item is incorporated by reference from pages 24 through 36 of Union National Financial Corporation's 2004 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
_______     ____________________________________________________
            RISK.
            ____

     The information required by this Item is incorporated herein by reference from pages 33 to 35 of Union National Financial
Corporation's 2004 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
______      ___________________________________________

     The information required by this Item is incorporated herein by reference from pages 4 through 22 of Union National Financial
Corporation's 2004 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
______      ________________________________________________
            ACCOUNTING AND FINANCIAL DISCLOSURE.
            ___________________________________

     NONE.

ITEM 9A.    CONTROLS AND PROCEDURES
_______     _________________________

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

                          PART III
                          ________

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
_______     ______________________________________________

     The information required by this Item is incorporated herein by reference from pages 4 through 7 of Union National Financial Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders. As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics. The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics. Union National Financial Corporation has filed a copy of the code of ethics with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.
_______     ______________________

     The information required by this Item is incorporated herein by reference from pages 7 through 9 of Union National Financial
Corporation's Proxy Statement for its 2005 Annual Meeting of
Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
_______     ___________________________________________________
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
            __________________________________________

     The information required by this Item is incorporated here by reference from pages 6, 7 and 18 of Union National Financial Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders. The information related to Equity Compensation Plans as required is incorporated here by reference to the Equity Compensation Plan Information table on pages 9 and 10 of Union National Financial Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_______     ______________________________________________

     The information required by this Item is incorporated herein by reference from page 13 of Union National Financial
Corporation's Proxy Statement for its 2005 Annual Meeting of
Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
_______     ______________________________________

     The information required by this Item is incorporated herein by reference from pages 15 through 16 of Union National Financial
Corporation's Proxy Statement for its 2005 Annual Meeting of
Shareholders.

                          PART IV
                          _______

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
_______     _______________________________________

    (a)     1.  Financial Statements.
                The following financial statements are included by reference in Part II, Item 8 hereof.
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Changes in
                  Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                Report of Independent Registered Accounting Firm

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

                10.1 Executive Employment Agreement dated as of January 1, 2004, between Mark D. Gainer, Union National Financial Corporation and Union National Community Bank. (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.2 Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Union National Financial Corporation's Registration
                      Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

                10.3 Union National Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 to Union National Financial Corporation's Registration
                      Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997 and incorporated by reference to Amendment 1 to Union National Financial Corporation's Registration Statement No. 333-107326 on Form S-8 filed with the commission on July 25, 2003.)

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

                10.7 Executive Incentive Retirement Agreement, CFO, dated January 1, 2004 between Clement
                      M. Hoober and Union National Community
                      Bank. (Incorporated by reference to Exhibit
                      10.7 to Union National Financial
                      Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.8 Group Term Replacement Plan for Certain Officers, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.8 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.9 Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael
                      A. Frey and Union National Community Bank.
                      (Incorporated by reference to Exhibit 10.9 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.10 Group Term Replacement Plan for Certain
                      Officers, COO, dated January 1, 2004
                      between Michael A. Frey and Union National
                      Community Bank. (Incorporated by reference to Exhibit 10.10 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.11 Executive Salary Continuation Agreement,
                      CEO, dated December 31, 2003 between Mark
                      D. Gainer and Union National Community
                      Bank.  (Incorporated by reference to
                      Exhibit 10.11 to Union National Financial
                      Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.12 Group Term Replacement Plan for Certain
                      Officers, CEO, dated January 1, 2004
                      between Mark D. Gainer and Union National
                      Community Bank. (Incorporated by reference to Exhibit 10.12 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.13 Union National Financial Corporation, 1999
                      Independent Directors Stock Option Plan.
                      (Incorporated by Reference to Exhibit 4.3 to Union National Financial Corporation's Registration Statement No. 333-80739 on Form S-8, filed with the Commission on June 15, 1999.)

                13    Excerpts from Union National Financial
                      Corporation's 2004 Annual Report to
                      Stockholders.

                14    Union National Financial Corporation
                      Directors and Senior Management Code of
                      Ethics.  (Incorporated by reference to
                      Exhibit 14 to Union National Financial
                      Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

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

                23.1  Consent of Beard Miller Company LLP,
                      Independent Auditors.

                31.1  Rule 13a-14(a)/15d-14(a) Certification of
                      CEO

                31.2  Rule 13a-14(a)/15d-14(a) Certification of
                      CFO

                32    Section 1350 Certification of CEO and CFO

    (b) The exhibits required to be filed by this Item are listed under Item 15(a)3, above.

    (c) NOT APPLICABLE.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.
                      UNION NATIONAL FINANCIAL
                      ________________________
                      CORPORATION
                      ___________
                      (Registrant)
                      By    /s/ Mark D. Gainer
                            __________________
                            Mark D. Gainer
                            President and Chief Executive Officer
                      Date: March 17, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.
                                                 DATE
                                                 ____
By /s/ Mark D. Gainer                       March 17, 2005
   __________________
   Mark D. Gainer
   President, Chief Executive Officer
   and Director (principal executive officer)


By /s/ Donald H. Wolgemuth                  March 17, 2005
   _______________________
   Donald H. Wolgemuth
   Chairman of the Board of Directors
   and Director


By /s/ Clement M. Hoober                    March 17, 2005
   _____________________
   Clement M. Hoober, CPA,
   Chief Financial Officer (principal
   financial officer and principal
   accounting officer)


By /s/ Nancy Shaub Colarik                  March 17, 2005
   _______________________
   Nancy Shaub Colarik, Director

By /s/ William E. Eby                       March 17, 2005
   __________________
   William E. Eby, Director

By /s/ James R. Godfrey                     March 17, 2005
   ____________________
   James R. Godfrey, Director


By /s/ Carl R. Hallgren                     March 17, 2005
   ____________________
   Carl R. Hallgren, Director


By /s/ William M. Nies                      March 17, 2005
   ___________________
   William M. Nies, Director

By /s/ Darwin A. Nissley                    March 17, 2005
   _____________________
   Darwin A. Nissley, Director


By /s/ Lloyd C. Pickell                     March 17, 2005
   ____________________
   Lloyd C. Pickell, Director


By /s/ Benjamin W. Piersol, Jr.             March 17, 2005
   ____________________________
   Benjamin W. Piersol, Jr., Director

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

     10.1 Executive Employment Agreement dated as of January 1, 2004, between Mark D.Gainer, Union National Financial Corporation and Union National Community Bank. (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.2  Union National Financial Corporation 1988 Stock
           Incentive Plan.  (Incorporated by Reference to Exhibit
           4.3 to Union National Financial Corporation's
           Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

     10.3 Union National Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit
           4.5 to Union National Financial Corporation's Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997 and incorporated by reference to Amendment 1 to Union National Financial Corporation's Registration Statement No. 333-107326 on Form S-8 filed with the commission on July 25, 2003.)

     10.4 Change in Control Agreement, dated as of August 2, 2001,between Michael A. Frey and Union National Financial Corporation. (Incorporated by Reference to
           Exhibit 10 to Union National Financial Corporation's Quarterly Report on Form 10-Q for the Period Ended September 30, 2001).

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

     10.7 Executive Incentive Retirement Agreement, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.7 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.8 Group Term Replacement Plan for Certain Officers, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.8 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.9 Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank. (Incorporated by reference to Exhibit 10.9 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.10 Group Term Replacement Plan for Certain Officers, COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank. (Incorporated by reference to Exhibit 10.10 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.11 Executive Salary Continuation Agreement, CEO, dated December 31, 2003 between Mark D. Gainer and Union National Community Bank. (Incorporated by reference to Exhibit 10.11 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.12 Group Term Replacement Plan for Certain Officers, CEO, dated January 1, 2004 between Mark D. Gainer and Union National Community Bank. (Incorporated by reference to Exhibit 10.12 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     10.13 Union National Financial Corporation, 1999 Independent Directors Stock Option Plan. (Incorporated by Reference to Exhibit 4.3 to Union National Financial Corporation's Registration Statement No. 333-80739 on Form S-8, filed with the Commission on June 15, 1999.)

     13    Excerpts from Union National Financial Corporation's
           2004 Annual

           Report to Shareholders.

     14 Union National Financial Corporation Directors and Senior Management Code of Ethics. (Incorporated by reference to Exhibit 14 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

     21    Subsidiaries of Union National Financial Corporation.

     23.1  Consent of Beard Miller Company LLP, Independent
           Auditors.

     31.1  Rule 13a-14(a)/15d-14(a) Certification of CEO

     31.2  Rule 13a-14(a)/15d-14(a) Certification of CFO

     32    Section 1350 Certification of CEO and CFO

                        EXHIBIT 13
                        __________

     Excerpts From Union National Financial Corporation's
              2004 Annual Report to Stockholders

                       ANNUAL REPORT 2004
                  Rock Solid.  Building Momentum.
              UNION NATIONAL FINANCIAL CORPORATION

TABLE OF CONTENTS

Financial Highlights . . . . . . . . . . . . . . . . . . . . . .1
To Our Stockholders . . . . . . . . . . . . . . . . . . . . . 2-3
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 4
Consolidated Statements of Income . . . . . . . . . . . . . . . 5
Consolidated Statements of Changes in Stockholders' Equity . . .6
Consolidated Statements of Cash Flows . . . . . . . . . . . . . 7
Notes to Consolidated Financial Statements . . . . . . . . . 8-21
Report of Independent Registered Public Accounting Firm. . . . 22
Summary of Quarterly Financial Data . . . . . . . . . . . . . .22
Selected Financial Data . . . . . . . . . . . . . . . . . . . .23
Management's Discussion and Analysis . . . . . . . . . . . .24-36
Board of Directors . . . . . . . . . . . . . . . . . . . . . . 37

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


                             Stock Price
                       ________________________       Dividends
Quarter                 High             Low          Per Share
_________________________________________________________________
First, 2004............$22.45           $21.75          $0.160
Second................. 24.00            22.00           0.160
Third.................. 25.00            22.85           0.160
Fourth................. 28.00            22.90           0.160

First, 2003............$19.00           $16.40          $0.155
Second................. 21.25            18.65           0.155
Third.................. 21.50            19.85           0.160
Fourth................. 22.00            20.00           0.160


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
(717) 397-5515


FORM 10-K REQUEST

The Annual Report on Form 10-K filed with the Securities &
Exchange Commission may be obtained, without charge, by writing to:

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

NOTICE OF ANNUAL MEETING

The Annual Meeting of Stockholders will be held on Wednesday, April 27, 2005,at 10:00 a.m. at:

     The Gathering Place
     6 Pine Street
     Mount Joy, PA 17552.

                    FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)
                            December 31,  December 31, % Increase
                                2004         2003      (Decrease)
_________________________________________________________________
For the Year
  Total Interest Income......$ 19,638       $ 18,034       8.9%
  Total Interest Expense.....   6,621          6,703      (1.2%)
  Net Interest Income........  13,017         11,331      14.9%
  Net Income.................   3,223          3,216       0.2%

Per Share
  Net Income (Basic).........$   1.34       $   1.29       3.9%
  Net Income (Assuming Dilution) 1.31           1.27       3.1%
  Cash Dividends Paid........    0.64           0.63       1.6%
  Stockholders' Equity.......   11.18          11.03       1.4%

Average Balances
  Loans......................$244,752       $ 200,808     21.9%
  Investments and Other
     Earning Assets.......... 100,234         105,036     (4.6%)
  Total Assets............... 372,207         327,644     13.6%
  Total Deposits............. 246,445         226,781      8.7%
  Stockholders' Equity.......  26,250          27,046     (2.9%)

Return on Average
   Assets....................    0.87%           0.98%
   Stockholders' Equity......   12.28%          11.89%
   Realized Stockholders'
     Equity (1)..............   12.62%          12.38%

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.


                   TO OUR STOCKHOLDERS

In a business environment where instability has become all too common, it is reassuring that your local community bank is firmly built on a rock solid foundation. It is even more reassuring to know that your local community bank can offer the innovative financial products and services demanded by a rapidly-changing business world. The past year has been one of great excitement for Union National as we have taken huge strides in our commercial, agricultural and retail banking departments and our UNIONNATIONALAdvisors group. With this progress, Union National continues to build momentum as we move toward a very promising future.

I want to recognize the outstanding efforts in 2004 of our commercial and agricultural banking team. This group was successful in acquiring many new relationships and driving significant growth in both loans and deposits. Since the beginning of 2004, our total commercial loan portfolio has increased by over 30% with our ag loan portfolio more than doubling. As a strategic priority, Union National has focused on the commercial and agricultural banking areas and has developed a team of highly-qualified banking professionals who are able to provide today's businesses with the financial solutions they need to become stronger and more successful.

During 2004, UNIONNATIONALAdvisors continued its further development and expansion. We have a solid team in place to offer solutions that range from investment management to brokerage and annuity products to trust and estate planning services. We also have further developed our offering of retirement plan services and expanded our client base in this area during 2004. The goal of our UNIONNATIONALAdvisors group is simply to provide solid financial guidance that will help our clients secure their financial future.

Union National's retail banking group also had a year of great progress with the introduction of several new products and services. Following are just a few highlights of some of our additional accomplishments in 2004:

     * We introduced more customers to our Overdraft Privilege product, which allows customers additional flexibility when dealing with unexpected needs. This product contributed significantly to increased deposit fee income for Union National in 2004.

     * Our recently-opened office located on Roseville Road in Manheim Township was very well received in this market and many new customer relationships have been established.
       The success of this retail office has exceeded even our most optimistic projections.

     * We unleashed the "Cash Back Attack" campaign to promote our cash back checking account which is a free checking account that rewards customers with a cash back bonus for using their MasterMoney card to make pinless purchases.

     * We introduced a product called Certificate of Deposit
       Account Registry Service (CDARS) which enables customers to invest up to $10 million with Union National and maintain full FDIC insurance.

     * We installed a check imaging system enabling us to more efficiently process checks and offer enhanced services to customers.

With the tremendous progress Union National has made over the last several years, we believe we are now well-positioned for future expansion. We now have the team and the infrastructure in place to successfully expand into new markets. Our first step will be a new retail branch on Old Philadelphia Pike in Lancaster (at the entrance to the Lancaster Campus of Harrisburg Area Community College) with construction expected to commence in the summer of 2005. This office will be based on a unique new concept that we believe will help set Union National apart from our competition. We also have an agreement to purchase a property at a prime location on Centerville Road in Lancaster to be used for a new retail office. It is currently expected that construction of this office will begin in 2006. We are excited about the potential of these two new locations and we also continue to look for additional opportunities that will allow Union National to grow profitably.

We certainly recognize that our pursuit of new opportunities and our investment in the future of Union National does come at an immediate cost, but we truly believe there are significant long-term benefits for our stockholders, our customers and our employees. It is our goal to continue to grow the earnings of Union National while also aggressively pursuing new opportunities for future growth. For 2004, I am pleased to report that we were able to again achieve record earnings in spite of our many investments in strategic initiatives during the year. At Union National, we are focused on long-term growth and opportunities, not on short-term, short-lived successes. We believe we have the team and strategies in place that will lead us to success and ultimately drive long-term shareholder value. I appreciate your continued confidence and support as we pursue this vision.

At Union National, our goal has always been, and will always be, to provide great service rooted in honesty, integrity, genuine caring... and a passion for serving our stockholders, customers and employees. At Union National, we strive to be - in a word - remarkable.


Sincerely yours,

/s/ Mark D. Gainer

Mark D. Gainer, President/CEO

           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

                                     December 31,    December 31,
                                        2004            2003
                                    ____________     ____________
ASSETS
Cash and Due from Banks.............$    9,803       $    8,426
Interest-Bearing Deposits
  in Other Banks....................        40              253
                                    ____________     ____________
   Total Cash and Cash Equivalents..     9,843            8,679
Investment Securities Available-
 for-Sale...........................   103,490           97,066
Loans Held for Sale.................       232              197
Loans(Net of Unearned Income).......   263,001          225,381
 Less: Allowance for Loan Losses....    (2,288)          (1,985)
                                    ___________      ____________
         Net Loans..................   260,713          223,396

Premises and Equipment - Net........     6,517            6,625
Restricted Investment in Bank Stocks     4,961            4,092
Bank-Owned Life Insurance...........     9,487            7,804
Other Assets........................     4,047            4,033
                                    ____________     ____________
   TOTAL ASSETS.....................$  399,290       $  351,892
                                    ============     ============
LIABILITIES
Deposits:
 Noninterest-Bearing................$   37,590       $   30,687
 Interest-Bearing...................   228,380          200,387
                                    ____________     ____________
  Total Deposits....................   265,970          231,074
Short-Term Borrowings...............     4,524            9,981
Long-Term Debt......................    88,630           73,874
Junior Subordinated Debentures......    11,341            8,248
Other Liabilities...................     1,972            1,591
                                    ____________     ____________
  TOTAL LIABILITIES.................   372,437          324,768

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)    698              690
Shares: Authorized - 20,000,000 Issued -
  2,792,046 in 2004 (2,762,099 in 2003)
  Outstanding - 2,402,206 in 2004
  (2,458,748 in 2003)
Surplus   ..........................     9,570            9,090
Retained Earnings...................    23,644           21,963
Accumulated Other Comprehensive
  Income............................       581            1,035
Treasury Stock - 389,840 shares in 2004
  (303,351 in 2003), at cost........    (7,640)          (5,654)
                                    ____________     ____________
  TOTAL STOCKHOLDERS' EQUITY........    26,853           27,124
                                    ____________     ____________
  TOTAL LIABILITIES and
     STOCKHOLDERS' EQUITY...........$  399,290       $  351,892
                                    ============     ============
See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                      Years Ended December 31,
                                    _____________________________
                                          2004            2003
                                    ______________   ____________
INTEREST INCOME
Interest and Fees on Loans..........$     15,467     $    13,948
Investment Securities:
 Taxable Interest...................       2,933           2,706
 Tax-Exempt Interest................       1,131           1,232
 Dividends..........................          99             100
Other...............................           8              48
                                    ______________   ____________
 Total Interest Income..............      19,638          18,034

INTEREST EXPENSE
Deposits............................       3,032           3,362
Short-Term Borrowings...............         108              28
Long-Term Debt......................       3,082           3,301
Junior Subordinated Debentures......         399              12
                                    ______________   ____________
 Total Interest Expense.............       6,621           6,703
                                    ______________   ____________
 Net Interest Income................      13,017          11,331

PROVISION for LOAN LOSSES...........         404             274
                                    ______________   ____________
Net Interest Income after Provision
  for Loan Losses...................      12,613          11,057

OTHER OPERATING INCOME
Income from Fiduciary Activities....         225             161
Service Charges on Deposit Accounts.       1,569           1,078
Other Service Charges, Commissions, Fees   1,338           1,220
Investment Securities Gains.........         194             446
Mortgage Banking Activities.........         230             853
Earnings from Bank-Owned Life Insurance      383             282
Other Income........................         156             125
                                    ______________   ____________
  Total Other Operating Income......       4,095           4,165

OTHER OPERATING EXPENSES
Salaries and Wages..................       5,539           5,055
Retirement Plan and Other Employee
   Benefits.........................       1,521           1,189
Net Occupancy Expense...............         801             702
Furniture and Equipment Expense.....         702             606
Professional Fees...................         641             476
Data Processing Services............         701             672
Pennsylvania Shares Tax.............         268             259
Advertising and Marketing Expenses..         336             288
ATM Processing Expenses.............         300             273
Other Operating Expenses............       2,000           1,805
                                    ______________   ____________
  Total Other Operating Expenses....      12,809          11,325
                                    ______________   ____________
  Income before Income Taxes........       3,899           3,897

PROVISION for INCOME TAXES..........         676             681
                                    ______________   ____________
  NET INCOME........................ $     3,223     $     3,216
                                    ==============   ============
PER SHARE INFORMATION
  Net Income for Year - Basic....... $      1.34     $      1.29
  Net Income for Year - Assuming
   Dilution.........................        1.31            1.27
  Cash Dividends....................       0.640           0.630

See notes to consolidated financial statements.

                                      Years Ended December 31,
                                    _____________________________
                                          2002
                                    ______________
INTEREST INCOME
Interest and Fees on Loans..........$     15,330
Investment Securities:
 Taxable Interest...................       2,949
 Tax-Exempt Interest................       1,085
 Dividends..........................         130
Other...............................          67
                                    ______________
 Total Interest Income..............      19,561

INTEREST EXPENSE
Deposits............................       4,587
Short-Term Borrowings...............          50
Long-Term Debt......................       3,470
Junior Subordinated Debentures......           -
                                    ______________
 Total Interest Expense.............       8,107
                                    ______________
 Net Interest Income................      11,454

PROVISION for LOAN LOSSES...........         184
                                    ______________
Net Interest Income after Provision
  for Loan Losses...................      11,270

OTHER OPERATING INCOME
Income from Fiduciary Activities....         127
Service Charges on Deposit Accounts.       1,008
Other Service Charges, Commissions, Fees     948
Investment Securities Gains.........         327
Mortgage Banking Activities.........         455
Earnings from Bank-Owned Life Insurance      211
Other Income........................          88
                                    ______________
 Total Other Operating Income.......       3,164

OTHER OPERATING EXPENSES
Salaries and Wages..................       4,547
Retirement Plan and Other Employee
   Benefits.........................       1,133
Net Occupancy Expense...............         714
Furniture and Equipment Expense.....         603
Professional Fees...................         496
Data Processing Services............         576
Pennsylvania Shares Tax.............         266
Advertising and Marketing Expenses..         265
ATM Processing Expenses.............         251
Other Operating Expenses............       1,687
                                    ______________
 Total Other Operating Expenses.....      10,538
                                    ______________
 Income before Income Taxes.........       3,896

PROVISION for INCOME TAXES..........         736
                                    ______________
 NET INCOME.........................$      3,160
                                    ==============
PER SHARE INFORMATION
  Net Income for Year - Basic.......$       1.24
  Net Income for Year - Assuming
   Dilution.........................        1.23
  Cash Dividends....................       0.575

See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)
                                          Shares of
                                        Common stock
                                         Outstanding
                                        ____________

BALANCE, December 31, 2001..............  2,590,964
Comprehensive Income:
 Net Income.............................
 Unrealized Holding Gains/(Losses) on
  Investment Securities
  Available-for-Sale Arising During the
  Year, Net of Tax of $478..............
 Unrealized Holding Losses on Investment
  Securities Transferred to
  Available-for-Sale During the Year,
  Net of Tax of $14.....................
 Reclassification Adjustment for
  (Gains)/Losses Included in Net Income,
   Net of Tax of $111...................
    Total Comprehensive Income..........
Acquisition of Treasury Stock...........    (97,238)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     17,734
Issuance of Common Stock under Employee
  and Director Plans....................      6,009
Retirement of Treasury Stock
   (20,000 shares)......................
Cash Dividends ($.575 per share)........
                                        ____________
BALANCE, December 31, 2002..............  2,517,469

Comprehensive Income:
  Net Income............................
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax of $108........
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $152......
      Total Comprehensive Income........
Acquisition of Treasury Stock...........    (83,577)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     16,118
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $12........................      8,738
Retirement of Treasury Stock
    (16,000 shares).....................
Cash Dividends ($.63 per share).........
                                        _____________
BALANCE, December 31, 2003..............  2,458,748
                                        =============

Comprehensive Income:
  Net Income............................
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax Benefit of $169
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $66.......
      Total Comprehensive Income........
Acquisition of Treasury Stock...........   (100,489)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     14,572
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $13........................     29,375
Retirement of Treasury Stock
    (14,000 shares).....................
Cash Dividends ($.64 per share).........
                                        _____________
BALANCE, December 31, 2004..............  2,402,206
                                        =============

See notes to consolidated financial statements.


(Dollars in thousands, except per share data)

                                        Common          Retained
                                        Stock   Surplus Earnings
                                        ______  _______ ________

BALANCE, December 31, 2001..............$  687  $ 8,960 $ 18,631

Comprehensive Income:
 Net Income.............................                   3,160
  Unrealized Holding Gains/(Losses) on
  Investment Securities
  Available-for-Sale Arising During the
  Year, Net of Tax of $478..............
 Unrealized Holding Losses on Investment
  Securities Transferred to
  Available-for-Sale During the Year,
  Net of Tax of $14.....................
 Reclassification Adjustment for
  (Gains)/Losses Included in Net Income,
   Net of Tax of $111...................
    Total Comprehensive Income..........
Acquisition of Treasury Stock...........
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     4      274
Issuance of Common Stock under Employee
  and Director Plans....................     2       72
Retirement of Treasury Stock
   (20,000 shares)......................    (5)    (367)
Cash Dividends ($.575 per share)........                  (1,472)
                                        ______  _______ ________
BALANCE, December 31, 2002..............   688    8,939   20,319

Comprehensive Income:
  Net Income............................                   3,216
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax of $108........
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $152......
      Total Comprehensive Income........
Acquisition of Treasury Stock...........
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     4      306
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $12........................     2      139
Retirement of Treasury Stock
    (16,000 shares).....................    (4)    (294)
Cash Dividends ($.63 per share).........                  (1,572)
                                        ______  _______ ________
BALANCE, December 31, 2003..............   690    9,090   21,963

Comprehensive Income:
  Net Income............................                   3,223
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax Benefit of $169
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $66.......
      Total Comprehensive Income........
Acquisition of Treasury Stock...........
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..     4      328
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $13........................     7      423
Retirement of Treasury Stock
    (14,000 shares).....................    (3)    (271)
Cash Dividends ($.64 per share).........                  (1,542)
                                        ______  _______ ________
BALANCE, December 31, 2004..............$  698  $ 9,570 $ 23,644
                                        ======  ======= ========

See notes to consolidated financial statements.

(Dollars in thousands, except per share data)

                                    Accumulated
                                        Other
                                  Comprehensive Tresury
                                        Income   Stock   Total
                                        ______  _______ ________

BALANCE, December 31, 2001..............$  434  $(3,167)$ 25,545

Comprehensive Income:
 Net Income.............................                   3,160
  Unrealized Holding Gains/(Losses) on
  Investment Securities
  Available-for-Sale Arising During the
  Year, Net of Tax of $478..............   929               929
 Unrealized Holding Losses on Investment
  Securities Transferred to
  Available-for-Sale During the Year,
  Net of Tax of $14.....................   (27)              (27)
 Reclassification Adjustment for
  (Gains)/Losses Included in Net Income,
   Net of Tax of $111...................  (216)             (216)
                                                        ________
    Total Comprehensive Income..........                   3,846
                                                        ________
Acquisition of Treasury Stock...........         (1,536)  (1,536)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..                     278
Issuance of Common Stock under Employee
  and Director Plans....................                      74
Retirement of Treasury Stock
   (20,000 shares)......................            372        -
Cash Dividends ($.575 per share)........                  (1,472)
                                        ______  _______ ________
BALANCE, December 31, 2002.............. 1,120   (4,331)  26,735

Comprehensive Income:
  Net Income............................                   3,216
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax of $108........   209               209
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $152......  (294)             (294)
                                                        ________
      Total Comprehensive Income........                   3,131
                                                        ________
Acquisition of Treasury Stock...........         (1,621)  (1,621)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..                     310
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $12........................                     141
Retirement of Treasury Stock
    (16,000 shares).....................            298        -
Cash Dividends ($.63 per share).........                  (1,572)
                                        ______  _______ ________
BALANCE, December 31, 2003.............. 1,035   (5,654)  27,124

Comprehensive Income:
  Net Income............................                   3,223
  Unrealized Holding Gains/(Losses) on
    Investment Securities
    Available-for-Sale Arising During
    the Year, Net of Tax Benefit of $169  (326)             (326)
  Reclassification Adjustment for
    (Gains)/Losses Included in
    Net Income, Net of Tax of $66.......  (128)             (128)
                                                        ________
      Total Comprehensive Income........                   2,769
                                                        ________
Acquisition of Treasury Stock...........         (2,260)  (2,260)
Issuance of Common Stock under Dividend
  Reinvestment and Stock Purchase Plan..                     332
Issuance of Common Stock under Employee
  & Director Plans, Including Tax
  Benefit of $13........................                     430
Retirement of Treasury Stock
    (14,000 shares).....................            274        -
Cash Dividends ($.64 per share).........                  (1,542)
                                        ______  _______ ________
BALANCE, December 31, 2004..............$  581  $(7,640)$ 26,853
                                        ======  ======= ========

See notes to consolidated financial statements.



           CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2004           2003
                                   ______________     ___________
CASH FLOWS from OPERATING ACTIVITIES
Net Income............................$     3,223    $     3,216
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization.........        931            831
Provision for Loan Losses.............        404            274
Net Amortization of Investment
  Securities' Premiums................      1,160          1,609
Investment Securities Gains...........       (194)          (446)
Provision for Deferred Income Taxes...        (92)           100
Increase in Cash-Surrender Value of
  Bank-Owned Life Insurance...........       (382)          (282)
Gains on Loans Sold...................       (130)          (647)
Proceeds from Sales of Loans..........      5,265         26,300
Loans Originated for Sale.............     (5,170)       (24,958)
(Increase)/Decrease in Accrued
  Interest Receivable.................        (27)           (46)
(Increase)/Decrease in Other Assets...        186           (592)
Increase/(Decrease) in Other
  Liabilities.........................        381           (135)
                                       ____________   ___________
    Net Cash Provided by
      Operating Activities............      5,555          5,224

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities.......     20,862         29,234
Proceeds from Maturities of
  Available-for-Sale Securities.......     18,777         35,441
Proceeds from Maturities of
  Held-to-Maturity Securities.........          -              -
Purchases of Available-for-Sale
  Securities..........................    (47,717)       (72,354)
Net Purchases of Restricted
  Investments in Bank Stocks..........       (869)          (320)
(Net Loans Made to Customers)/Net
  Principal Collected on Loans........    (37,721)       (14,219)
Purchase of Consumer and Residential
  Mortgage Loans......................          -        (12,198)
Purchases of Premises and Equipment...       (598)          (901)
Purchase of Bank-Owned Life Insurance.     (1,300)        (4,000)
                                      ____________   ____________
    Net Cash Used in Investing
       Activities.....................    (48,566)       (39,317)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits and
  Savings Accounts....................     21,483         13,060
Increase/(Decrease) in Time Deposits..     13,413         (5,336)
Net Increase/(Decrease) in Short-Term
  Borrowings..........................     (5,457)         6,594
Proceeds from Issuance of Long-Term
  Debt................................     26,593         19,183
Payment on Long-Term Debt.............    (11,837)       (10,608)
Proceeds from Issuance of Junior
  Subordinated Debentures.............      3,093          8,248
Issuance Costs of Junior
  Subordinated Debentures.............        (60)          (160)
Acquisition of Treasury Stock.........     (2,260)        (1,621)

Issuance of Common Stock..............        749            439
Cash Dividends Paid...................     (1,542)        (1,572)
                                     ____________     ___________
    Net Cash Provided by
       Financing Activities...........     44,175         28,227
                                     ____________     ___________
Net Increase/(Decrease) in Cash
  and Cash Equivalents................      1,164         (5,866)

CASH and CASH EQUIVALENTS-
  Beginning of Year...................      8,679         14,545
                                     ____________    ____________
CASH and CASH EQUIVALENTS-
  End of Year.........................$     9,843    $     8,679
                                     ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest............................$     6,506    $     6,862
  Income Taxes........................        570            752

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-
  Maturity Investment Securities
  to Available-for-Sale...............$         -    $         -

See notes to consolidated financial statements.

(In thousands)
                                       Years Ended December 31,
                                   ______________________________
                                          2002
                                   ______________
CASH FLOWS from OPERATING ACTIVITIES
Net Income............................$     3,160
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization.........        776
Provision for Loan Losses.............        184
Net Amortization of Investment
  Securities' Premiums................        829
Investment Securities Gains...........       (327)
Provision for Deferred Income Taxes...         70
Increase in Cash-Surrender Value of
  Bank-Owned Life Insurance...........       (211)
Gains on Loans Sold...................       (372)
Proceeds from Sales of Loans..........     13,159
Loans Originated for Sale.............    (13,105)
(Increase)/Decrease in Accrued
  Interest Receivable.................         13
(Increase)/Decrease in Other Assets...       (441)
Increase/(Decrease) in Other
  Liabilities.........................       (194)
                                       ____________
    Net Cash Provided by
      Operating Activities............      3,541

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities.......     28,621
Proceeds from Maturities of
  Available-for-Sale Securities.......     22,310
Proceeds from Maturities of
  Held-to-Maturity Securities.........        495
Purchases of Available-for-Sale
  Securities..........................    (66,353)
Net Purchases of Restricted
  Investments in Bank Stocks..........       (619)
(Net Loans Made to Customers)/Net
  Principal Collected on Loans........      4,251
Purchase of Consumer and Residential
  Mortgage Loans......................          -
Purchases of Premises and Equipment...       (174)
Purchase of Bank-Owned Life Insurance.          -
                                      ____________
    Net Cash Used in Investing
       Activities.....................    (11,469)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits and
  Savings Accounts....................     11,017
Increase/(Decrease) in Time Deposits..     (3,211)
Net Increase/(Decrease) in Short-Term
  Borrowings..........................        (13)
Proceeds from Issuance of Long-Term
  Debt................................     19,580
Payment on Long-Term Debt.............    (15,533)
Proceeds from Issuance of Junior
  Subordinated Debentures.............          -
Issuance Costs of Junior
  Subordinated Debentures.............          -
Acquisition of Treasury Stock.........     (1,536)
Issuance of Common Stock..............        352
Cash Dividends Paid...................     (1,472)
                                     ____________

    Net Cash Provided by
       Financing Activities...........      9,184
                                     ____________
Net Increase/(Decrease) in Cash
  and Cash Equivalents................      1,256

CASH and CASH EQUIVALENTS-
  Beginning of Year...................     13,289
                                     ____________
CASH and CASH EQUIVALENTS-
  End of Year.........................$    14,545
                                     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest............................$     8,362
  Income Taxes........................        495

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Reclassification of Held-to-
  Maturity Investment Securities
  to Available-for-Sale...............$    10,358

See notes to consolidated financial statements.


          Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Union National Financial Corporation ("Union National") and its subsidiary, Union National Community Bank, conform with generally accepted accounting principles and prevailing practices within the banking industry. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004 (for additional information, see Note 9).

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

Union National Insurance Agency, which operates as a wholly-owned subsidiary of the bank, offers various insurance products at the bank's retail offices through an agreement with a local insurance agency. During 2003, Union National formed StoneBridge Settlement Services, LLC along with Title Strategies, LLC of North Huntingdon, PA. StoneBridge is 70% owned by Union National Community Bank. StoneBridge offers settlement services and title insurance for residential and commercial mortgage transactions through relationships with local attorneys. The operating results of StoneBridge and the insurance agency are not significant to the consolidated financial statements.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Union National, the bank, the insurance agency and StoneBridge.
All material intercompany accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES

The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loans losses and the valuation of investment securities and deferred tax assets.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of Union National's activities are with customers primarily located in Lancaster County, PA. Note 2 discusses the types of securities that Union National invests in. Note 3 discusses the types of lending that Union National engages in. Union National does not have any significant concentrations to any one industry or customer.

INTEREST-BEARING DEPOSITS IN BANKS

Interest-bearing deposits in banks consist of demand deposits and are carried at cost.

INVESTMENT SECURITIES

Investment securities include both debt securities and equity securities. As of December 31, 2004 and 2003, all of Union
National's investment securities have been classified as "available-for-sale."

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

When a determination is made that a fair value decline below cost on a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to the fair value and the impact is reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and the ability of Union National to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

The agreement with the FHLB includes a maximum credit enhancement liability of $929,000, which Union National may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB's spread account. The FHLB is funding the spread account annually at 0.04% of the outstanding balance of loans sold. Union National's historical losses on residential mortgages have been lower than the amount being funded to the spread account. As such, Union National does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying Union National 0.10% of the outstanding loan balance in the portfolio on a monthly basis. Union National records credit enhancement fees receivable based upon the present value of estimated future cash flows as loans are sold. The credit enhancement fees receivable amounted to $91,000 at December 31, 2004, and $98,000 at December 31, 2003,
and are amortized as principal is received on loans sold.

Union National retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. Following is a summary of information related to servicing assets:


                            Servicing Assets    Amortization
(In thousands)                Capitalized          Expense
                            ________________   _______________

Years Ended:
   December 31, 2004........$             35   $            53
   December 31, 2003........             193                39
   December 31, 2002........              78                10


                              Book Value         Fair Value
                            ________________    _____________
Servicing Assets as of:

   December 31, 2004........$            212    $         327
   December 31, 2003........             230              345


The fair value of servicing assets is based on the present value of estimated future cash flows for pools of mortgages stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing assets include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing assets are reported in other assets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. Amortization expense is netted against loan servicing fee income and is reflected on the consolidated statements of income with income from mortgage banking activities. Servicing assets are evaluated for impairment based on the estimated fair value as compared to the unamortized book value. Total loans serviced for others amounted to $37,034,000 at December 31, 2004, and $36,003,000 at December
31, 2003.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

LOANS

Loans generally are stated at their outstanding unpaid principal balances adjusted for charge-offs, plus any unamortized premiums on purchased loans, net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to interest income generally over the contractual life of the related loans.

IMPAIRED LOANS - Union National considers a loan to be impaired when, based on current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan agreement will not be collected.
An insignificant delay or shortfall in the amounts of payments would not cause a loan to be rendered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment. Accordingly, Union National does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement. Union National measures impairment of commercial loans on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

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

FORECLOSED REAL ESTATE

Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures. A loan is classified as in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure and is included in other assets. Gains and losses resulting from the sale or write-down of foreclosed real estate and income and expenses related to the operation of foreclosed real estate are recorded in other expenses. Union National had no foreclosed real estate at December 31, 2004, and foreclosed real estate amounted to $104,000 at December 31, 2003.

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

BANK-OWNED LIFE INSURANCE

Union National invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the bank on a chosen group of employees. The bank is the owner and is a joint or sole beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

TRUST ASSETS

Assets held in a fiduciary capacity are not assets of Union National and are therefore not included in the consolidated financial statements. The market value of trust assets amounted to $79,723,000 at December 31, 2004, and $60,793,000 at December
31, 2003.

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Had Union National determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Union National's net income and earnings per share would have been reduced to the pro forma amounts as follows:


(In thousands, except per share data)

                                   Years Ended December 31,
                               ________________________________
                                  2004       2003       2002
                               __________ __________ __________
  Net Income - As Reported.....$    3,223 $    3,216 $    3,160
    Less: Stock-Based
      Compensation Cost........      (213)       (80)      (138)
                               __________ __________ __________
    Net Income - Pro Forma.....$    3,010 $    3,136 $    3,022
                               ========== ========== ==========

  Net Income per Share
    As Reported (Basic)........$     1.34 $     1.29 $     1.24
    As Reported (Assuming
      Dilution)................      1.31       1.27       1.23
    Pro Forma (Basic)..........      1.25       1.26       1.18
    Pro Forma (Assuming
      Dilution)................      1.23       1.24       1.17


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted is as follows with the weighted-average assumptions also noted for the year:

                                    Years Ended December 31,
                               ________________________________
                                  2004       2003       2002
                               __________ __________ __________
Weighted-Average Fair Value
  of Options Granted:
Employee Stock Purchase Plan
  (granted at 85% of fair
  value on the date of grant):.$        - $     2.76 $        -
Stock Incentive Plan and
  Independent Directors' Stock
  Option Plan (granted at fair
  value on the date of grant):.$     4.06 $     3.15 $     2.41
Weighted-Average Assumptions:
  Expected Dividend Yield......      2.85%      3.24%      3.81%
  Risk-Free Interest Rate......      4.26%      3.29%      4.26%
  Expected Life (Years)........      8.0        6.6        8.0
  Expected Volatility Over the
   Expected Life...............     44.8%      40.9%      47.5%


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

SEGMENT REPORTING

Based on the way management monitors financial results, Union
National has only one operating segment consisting primarily of its banking and fiduciary activities. Activities of Union
National Insurance Agency and StoneBridge Settlement Services are not material to the consolidated financial statements.

STATEMENTS OF CASH FLOWS

For purposes of the consolidated statements of cash flows, Union
National considers cash, amounts due from banks and short-term investments with maturities less than 90 days at the time of purchase to be cash equivalents.

RECENT ACCOUNTING STANDARDS ISSUED

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for Union National). Union National is currently evaluating the impact of the adoption of this pronouncement in light of its current stock-based compensation programs and anticipated future plans. All of Union National's stock options outstanding at December 31, 2004, are fully vested and will not impact Union National as a result of this pronouncement.

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on Union National's consolidated financial statements.

In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. Union National is unable to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2004 presentation. Such reclassifications did not impact net income.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities are as follows:

                                       AT DECEMBER 31, 2004
                                 ________________________________
                                                         GROSS
                                   AMORTIZED           UNREALIZED
                                      COST               GAINS
(In thousands)                   _______________   ______________
Obligations of State and
 Political Subdivisions......... $     27,343       $        839
Obligations of U.S. Government
 Agencies.......................        5,265                  2
Mortgage-Backed Securities......       51,880                330
Asset-Backed Securities.........        1,643                 16
Corporate Securities............       16,110                305
Equity Securities...............          370                216
                                 _______________   ______________
  Total......................... $    102,611       $      1,708
                                 ===============   ==============

(In thousands)
                                       At DECEMBER 31, 2004
                                ________________________________
                                     GROSS
                                  UNREALIZED           FAIR
                                    LOSSES             VALUE
                                 _______________   ______________
Obligations of State and
 Political Subdivisions......... $       (133)      $     28,049
Obligations of U.S. Government
 Agencies.......................          (14)             5,253
Mortgage-Backed Securities......         (513)            51,697
Asset-Backed Securities.........            -              1,659
Corporate Securities............         (162)            16,253
Equity Securities...............           (7)               579
                                 _______________   ______________
  Total......................... $       (829)      $    103,490
                                 ===============   ==============

(In thousands)                         At December 31, 2003
                                 ________________________________
                                                         Gross
                                   Amortized           Unrealized
                                      Cost               Gains
                                 _______________   ______________
Obligations of State and
  Political Subdivisions........ $    25,849       $        900
Mortgage-Backed Securities......      47,012                447
Asset-Backed Securities.........       2,177                 51
Corporate Securities............      20,277                482
Equity Securities...............         183                215
                                 ______________    ______________
 Total.......................... $    95,498       $      2,095
                                 ==============    ==============
(In thousands)                         At December 31, 2003
                                 ________________________________
                                     Gross
                                   Unrealized           Fair
                                     Losses            Value
                                 _______________   ______________
Obligations of State and
  Political Subdivisions........ $      (128)      $     26,621
Mortgage-Backed Securities......        (239)            47,220
Asset-Backed Securities.........           -              2,228
Corporate Securities............        (156)            20,603
Equity Securities...............          (4)               394
                                 ______________    ______________
 Total.......................... $      (527)      $     97,066
                                 ==============    ==============

The following table shows Union National's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:


(In thousands)                        LESS THAN 12 MONTHS
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________
Obligations of State and
  Political Subdivisions........ $     2,749       $        (70)
Obligations of U.S. Government
  Agencies......................       2,400                (14)
Mortgage-Backed Securities......      21,893               (308)
Corporate Securities............       4,799                (89)
Equity Securities...............          60                 (2)
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $    31,901       $       (483)
                                 ==============    ==============
(In thousands)                          12 MONTHS OR MORE
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________

Obligations of State and
  Political Subdivisions........ $     2,477       $        (63)
Obligations of U.S. Government
  Agencies......................           -                  -
Mortgage-Backed Securities......       9,438               (205)
Corporate Securities............       2,697                (73)
Equity Securities...............          20                 (5)
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $    14,632       $       (346)
                                 ==============    ==============
(In thousands)                                 TOTAL
                                 ________________________________
                                      FAIR          UNREALIZED
                                     VALUE            LOSSES
                                 ______________    ______________

Obligations of State and
  Political Subdivisions........ $     5,226       $       (133)
Obligations of U.S. Government
  Agencies......................       2,400                (14)
Mortgage-Backed Securities......      31,331               (513)
Corporate Securities............       7,496               (162)
Equity Securities...............          80                 (7)
                                 ______________    ______________
 Total Temporarily Impaired
   Securities................... $    46,533       $       (829)
                                 ==============    ==============

At December 31, 2004, there were a total of 53 debt securities that had unrealized losses that amounted to 1.7% of the cost basis of these securities. In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities. In addition, management has the ability to hold these debt securities for the foreseeable future.

Investment securities carried at $43,391,000 at December 31, 2004, and $39,290,000 at December 31, 2003, were pledged to secure public, trust and government deposits and for other purposes. In addition, securities carried at $2,732,000 at December 31, 2004, and $2,995,000 at December 31, 2003, were pledged for repurchase agreements.

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(In thousands)
                              Amortized               Fair
                                Cost                 Value
                             _____________       ________________
Due in One Year or Less......$          -        $         -
Due After One Year Through
 Five Years..................      11,739             11,673
Due After Five Years Through
 Ten Years...................       7,344              7,490
Due After Ten Years..........      31,278             32,051
                             _____________       ________________
                                   50,361             51,214

Mortgage-Backed Securities...      51,880             51,697
                             _____________       ________________
                             $    102,241        $   102,911
                             =============       ================


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Following is information related to the sales of available-for-sale securities:

(In thousands)
                     Realized     Realized        Income Tax
                      Gains        Losses           Expense
                     ________    ____________   _________________
The year ended
 December 31, 2004...$    235      $      (41)    $      66
The year ended
 December 31, 2003...     783            (337)          152
The year ended
 December 31, 2002...     386             (59)          111


NOTE 3 - LOANS

Loans, net of unamortized loan origination fees of $765,000 at December 31, 2004 and $743,000 at December 31, 2003, are summarized as follows:

(In thousands)
                                           December 31,
                                   ___________________________
                                       2004           2003
                                   ____________   ____________
Real Estate Mortgages:
  First and Second Residential.....$    121,799   $    116,173
  Commercial and Industrial........      79,711         64,589
  Construction and Land Development       9,396          5,337
  Agricultural.....................      17,423          8,400
Commercial and Industrial..........      12,674         10,075
Consumer...........................       9,759         11,089
Agricultural.......................       4,614            478
Political Subdivisions.............       6,166          7,786
Other..............................       1,349          1,143
                                   ____________   ____________
   TOTAL LOANS.....................     262,891        225,070

Add:  Unamortized Premium on
      Purchased Loans..............         191            371
Less: Unearned Income..............         (81)           (60)
                                   ____________   ____________
   LOANS (NET OF UNEARNED INCOME)..$    263,001   $    225,381
                                   ============   ============

Union National grants commercial, residential and consumer loans to customers primarily located in Lancaster County, Pennsylvania. Although Union National has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

Union National's nonperforming loans consisted of the following:


(In thousands)                             December 31,
                                  _______________________________
                                      2004            2003
                                  _____________   _______________
Nonaccruing Loans.................$       1,192   $      1,334
Accruing Loans - 90 Days or
  More Past Due...................          761              8
                                  _____________   _______________
Total Nonperforming Loans.........$       1,953   $      1,342
                                  ===============================

Following is a summary of information related to impaired loans:

(In thousands)
                                           December 31,
                                _________________________________
                                   2004       2003        2002
                                __________ __________  __________
Impaired Loans with a Related
  Allowance for Loan Losses.....$   2,446  $   2,192   $  1,128
Impaired Loans without a Related
  Allowance for Loan Losses.....    1,668        226          -
                                __________ __________  __________
Total Outstanding Balance at
  Year End..................... $   4,114  $   2,418   $  1,128
                                ========== ==========  ==========

Related Allowance for Loan
  Losses........................$     442  $     373   $    194
Average Outstanding Balance for
  the Year......................    2,939      2,022      1,242
Recognized Interest Income......      134        107         47
Cash Basis Interest Income......      122         90         47

Loans to certain directors and principal officers of Union National, including their immediate families and companies in which they are principal owners (more than 10%), amounted to $4,521,000 at December 31, 2004. Such loans were made in the ordinary course of business at Union National's normal credit terms, including interest rates and security, and do not represent more than a normal risk of collection. Transactions on these loans for the year ended December 31, 2004 are as follows (in thousands):

Balance, Beginning of Year...........................$    5,308
Additions............................................       989
Deductions...........................................    (1,776)
                                                     ____________
Balance, End of Year.................................$    4,521
                                                     ============

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the years ended December 31 is as follows:

(In thousands)
                                2004         2003        2002
                             __________   __________  __________
Balance, Beginning of Year...$    1,985   $    1,812  $    1,893
Provision Charged to
   Operating Expense.........       404          274         184
Recoveries of Charged-Off Loans      60           21         110
Charged-Off Loans............      (161)        (122)       (375)
                             __________   __________  __________
Balance, End of Year.........$    2,288   $    1,985  $    1,812
                             ==========   ==========  ==========

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

(In thousands)

                       Estimated    December 31,   December 31,
                      Useful Lives      2004           2003
                      ____________  ____________   ____________
Construction & Development          $        55    $         9
Land...................                     644            644
Land Improvements......   20 years        1,055          1,055
Buildings and
  Improvements.........15-50 years        5,689          5,675
Leasehold Improvements.   20 years          639            660
Furniture, Fixtures and
   Equipment........... 5-20 years        6,036          5,505
                                    ____________   ____________
    Subtotal..........                   14,118         13,548
Less:  Accumulated Depreciation          (7,601)        (6,923)
                                    ____________   ____________
Premises and Equipment - Net        $     6,517    $     6,625
                                    ============   ============

Depreciation expense amounted to $706,000 in 2004 , $596,000 in 2003 and $588,000 in 2002.

Total rental expense amounted to $172,000 in 2004, $119,000 in 2003 and $169,000 in 2002.

At December 31, 2004, Union National was obligated under noncancelable operating leases for real estate with future minimum payments as follows (in thousands):

          2005....................................... $    135
          2006.......................................      105
          2007.......................................       92
          2008.......................................       94
          2009.......................................       95
          Thereafter.................................      210
                                                      _________
                                                      $    731
                                                      =========

NOTE 6 - TIME DEPOSITS

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows (in thousands):

          2005........................................$ 62,043
          2006........................................  18,655
          2007........................................  10,886
          2008........................................   6,107
          2009........................................   3,304
          2010........................................      13
                                                      _________
                                                      $101,008
                                                      =========

Certificates of deposit in denominations of $100,000 or more amounted to $27,510,000 at December 31, 2004, and $26,150,000 at
December 31, 2003. The maturities of these certificates of deposit of $100,000 or more at December 31, 2004, is as follows (in thousands):

          Three months or less........................$  5,577
          Over three months through six months........   4,144
          Over six months through twelve months.......   4,808
          Over twelve months..........................  12,981
                                                      _________
            Total.....................................$ 27,510
                                                      =========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 7 - SHORT-TERM BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

(Dollars in thousands)
                                     2004              2003
                            ___________________ _________________
                              Amount      Rate    Amount    Rate
                            __________    _____ __________ ______
Treasury Tax and Loan Notes.$      713    2.03% $     379   0.73%
Federal Funds Purchased.....       300    2.78      6,155   1.13
Securities Sold Under
 Repurchase Agreements......     2,011    1.63      2,447   0.58
FHLB Short-Term Advances....     1,500    2.33      1,000   1.05
                            __________    _____ __________ ______
Total.......................$    4,524    2.00% $   9,981   0.97%
                            ==========    ===== ========== ======

Short-term borrowings had an average outstanding balance of $7,602,000 during 2004 at a weighted-average interest rate of 1.42%. The highest balance outstanding at a month-end during 2004 was $11,921,000. During 2003, short-term borrowings had an average outstanding balance of $3,415,000 at a weighted-average interest rate of 0.82%. The highest balance outstanding at a month-end during 2003 was $9,981,000. During 2002, short-term borrowings had an average outstanding balance of $3,501,000 at a weighted-average interest rate of 1.43%. The highest balance at a month-end during 2002 was $5,812,000.

Under an agreement with the FHLB, Union National has a line of credit available in the amount of $15,000,000 of which no balance was outstanding at December 31, 2004. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities.
In addition, all FHLB advances are secured by the FHLB capital stock owned by Union National with a carrying amount of $4,661,000 at December 31, 2004, and $4,002,000 at December 31,
2003. In addition, Union National has lines of credit that total $13,000,000 with correspondent banks for overnight fed funds borrowings.

Union National offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the bank.

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt as of December 31 is as follows:

(Dollars in thousands)
                                 2004                2003
                       ____________________   ___________________
                         Amount      Rate       Amount      Rate
                       __________   _______   __________   ______
FHLB fixed-rate advances maturing:
   2004................$        -        -%   $    7,250    3.98%
   2005................    17,450     2.00        20,450    2.59
   2006................    17,587     2.81        12,587    2.60
   2008................     1,550     3.36             -       -
   2009................     1,550     3.60             -       -
   2012................     1,640     4.19             -       -
   2013................     1,000     4.39         2,000    4.39
FHLB floating-rate advance maturing:
   2004................         -        -         1,587    1.11
   2005................       456     2.30             -       -
   2006................    15,143     2.28             -       -
   2007................     2,254     2.29             -       -
FHLB convertible fixed-rate advances maturing:
   2010................    20,000     5.70        20,000    5.70
   2011................    10,000     5.23        10,000    5.23
                       __________     _____  ___________   ______
   Total...............$   88,630     3.54%  $    73,874    3.90%
                       ==========     =====  ===========   ======

The FHLB advances are collateralized by the security agreement and FHLB capital stock described in Note 7. Union National can borrow a maximum of $129,706,000 from the FHLB, of which $38,776,000 was available at December 31, 2004. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance at the three-month LIBOR plus .08% to .20%. The FHLB currently has the option to convert $25,000,000 of the outstanding convertible advances on a quarterly basis. Options to convert the remaining $5,000,000 commence in 2006. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

On December 19, 2003, Union National issued $8,248,000 in junior subordinated debentures due January 23, 2034, to Union National Capital Trust I. Union National owns all of the $248,000 in common equity of the trust and the debentures are the sole asset of the trust. The trust issued $8,000,000 of floating-rate trust capital securities in a non-public offering in reliance on
Section 4(2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 5.01% at December 31, 2004, and 4.02% at December 31, 2003. The securities are callable by Union National, subject to any required regulatory approval, at par, after 5 years. Union National unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the trust.
In December 2003, Union National used the net proceeds from this offering to fund an additional $4,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National plans to use the balance of the funding for the repurchase of common stock and general corporate purposes. During 2004, Union National repurchased 100,489 shares of common stock at a cost of $2,260,000.

On October 14, 2004, Union National issued $3,093,000 in junior subordinated debentures due November 23, 2034, to Union National Capital Trust II. Union National owns all of the $93,000 in common equity of the trust and the debentures are the sole asset of the trust. The trust issued $3,000,000 of floating-rate trust capital securities in a non-public offering in reliance on
Section 4(2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a fixed annual coupon rate of 5.28% until November 2007, and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.00%. The securities are callable by Union National, subject to any required regulatory approval, at par, after 5 years. Union National unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the trust. In October 2004, Union National used the net proceeds from this offering to fund an additional $3,000,000 capital investment in Union National Community Bank to fund its operations and future growth.


In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," the accounts of Union National Capital Trust I and Union National Capital Trust II are not included in the consolidated financial statements of Union National. However, for regulatory purposes, the trust capital securities qualify as Tier I capital of Union National subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve. The portion that exceeds the 25% of capital limitation qualifies as Tier II capital. At December 31, 2004, $8,757,000 of Union National's $11,000,0000 in
trust capital securities qualified as Tier I capital.


NOTE 10 - EMPLOYEE BENEFITS

The bank has a 401(k) profit-sharing plan that covers substantially all full-time employees. This plan allows employees to contribute a portion of their salaries and wages to the plan. The bank may elect to make a discretionary contribution to the plan and may also match a portion of employee-elected salary deferrals, subject to a 6% maximum of their salaries and wages. For 2004, the bank elected to make a discretionary contribution of 5.00% of eligible salaries and to match 50% of employee-elected salary deferrals that do not exceed 6% of their salaries and wages.

The bank's expense relative to its profit-sharing plan amounted to $344,000 for the year ended December 31, 2004, $289,000 for 2003 and $293,000 for 2002.

Union National entered into a salary continuation agreement with its President/CEO on December 31, 2003. This is an unfunded plan that provides for target retirement benefits beginning at age 62. The agreement also provides for benefits in the event of the disability or death of the participant, the termination of employment of the participant or a change in control of Union National. At December 31, 2004, Union National's liability under this agreement was $49,000. Total expenses related to this liability and related insurance costs as provided for in the agreement amounted to $49,000 for the year ended December 31, 2004.

Union National entered into executive incentive retirement agreements with two senior executive officers during 2004. These are unfunded arrangements with incentives that are declared based on Union National meeting certain earnings and profitability goals established by the Board of Directors on an annual basis. The rate of return credited to participants' accounts each year, the vesting provisions and other provisions are set forth in the agreements. There was no expense relative to these agreements for the year ended December 31, 2004.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 11 - INCOME TAXES

The net deferred tax asset consists of the following components as of December 31:

(In thousands)

                                            2004       2003
                                          _________   _________
Deferred Tax Assets:
    Allowance for Loan Losses.............$    671     $   568
    Recoverable Alternative Minimum Taxes.     360         336
    Income Tax Credit Carryforward........     277         298
    Other.................................      59          39
                                          _________   _________
Total Deferred Tax Assets.................   1,367       1,241
Deferred Tax Liabilities:
    Unrealized Gains on Investment
      Securities Available-for-Sale.......    (299)       (533)
    Deferred Net Loan Fees................     (62)        (61)
    Depreciation..........................    (374)       (306)
    Prepaid Expenses......................     (81)        (75)
    Mortgage Servicing Assets and Credit
      Enhancement Fees Receivable.........    (103)       (111)
    Other.................................     (45)        (78)
                                          _________   _________
Total Deferred Tax Liabilities............    (964)     (1,164)
                                          _________   _________
Net Deferred Tax Asset.................... $   403     $    77
                                          =========   =========

An analysis of the income tax expense included in the consolidated statements of income for the years ended December 31 is as follows:

(In thousands)
                                  2004        2003        2002
                                ________    ________    ________

Taxes Currently Payable.........$    768    $    581    $    666
Deferred Income Taxes/(Benefit).     (92)        100          70
                                ________    ________    ________
Provision for Income
  Taxes.........................$    676    $    681    $    736
                                ========    ========    ========


The reasons for the difference between Union National's provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31 are as follows:

(Dollars in thousands)
                        2004          2003            2002
                   ______________  ______________  ______________
                    Amount    %     Amount    %     Amount    %
                   ________ _____  ________ _____  ________ _____
Tax at Statutory
  Federal Income
    Tax Rate.......$ 1,326  34.0%  $ 1,325  34.0%  $ 1,325  34.0%
Tax-Exempt Income,
  Net of Disallowed
    Interest
      Expense......   (461)(11.8)     (489)(12.5)     (427)(11.0)
Earning from Bank-
  Owned Life
    Insurance......   (130) (3.3)      (96) (2.5)      (72) (1.8)
Income Tax Credits.    (72) (1.9)      (72) (1.8)      (85) (2.2)
Other..............     13    .3        13    .3        (5)  (.1)
                   ________ _____  ________ _____  ________ _____
Provision for
  Income Taxes.....$   676  17.3%  $   681  17.5%  $   736  18.9%
                   ======== =====  ======== =====  ======== =====

Income tax credit carryforwards begin to expire in 2020. Income tax credits are recognized as earned. Credits earned were $72,000 in 2004, $72,000 in 2003 and $85,000 in 2002. Projected
tax credits are $72,000 for 2005 to 2006 and $38,000 for 2007.

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

(In thousands)

                                      December 31,  December 31,
                                          2004          2003
                                      ____________  ____________
Financial Instruments Whose Contract
 Amounts Represent Credit Risk:
  Commitments to Extend Credit........$ 26,041          $ 27,930
  Unused Portion of Home Equity,
   Personal and Overdraft Lines.......  31,839            29,613
  Other Unused Commitments,
   Principally Commercial
   Lines of Credit....................  25,047            18,495
  Standby Letters of Credit...........   4,503             3,133


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

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements and have terms of less than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan advances to customers. The Bank requires collateral supporting these letters of credit as deemed necessary. Based on the creditworthiness of the borrowers, Union National had unsecured letters of credit outstanding that totaled $441,000 at December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral on secured letters of credit would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2004 and 2003, for guarantees under standby letters of credit issued is not material.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 13 - REGULATORY RESTRICTIONS

The bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The average amount of required reserves during 2004 was approximately $4,027,000, and during 2003 it was approximately $3,284,000.

The bank is also subject to certain restrictions in connection with the payment of dividends. National banking laws require the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the bank may declare dividends to its parent corporation in 2005 of approximately $2,274,000 plus an amount equal to the net profits of the bank in 2005 up to the date of any such dividend declaration.

Union National and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on Union National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier I capital to average assets and of Tier I and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2004, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

(Dollars in thousands)

                         December 31, 2004    December 31, 2003
                         _________________    _________________

                           Amount      %        Amount      %
                         ___________ _____    ___________ _____
Union National Financial Corporation
____________________________________
Leverage Ratio:
 Tier I Capital to
  Average Total Assets..$    34,999  8.96%   $    34,047 10.10%
 Minimum Required for
  Capital Adequacy
  Purposes..............     15,626  4.00         13,488  4.00


Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual.............     34,999 10.67         34,047 12.39
 Minimum Required for
  Capital Adequacy
  Purposes..............     13,123  4.00         10,996  4.00

 Total Capital Ratio
  - Actual..............     39,624 12.08         36,127 13.14
 Minimum Required for
   Capital Adequacy
   Purposes.............     26,245  8.00         21,991  8.00

Union National Community Bank
_____________________________
Leverage Ratio:
 Tier I Capital to
  Average Total Assets..$    33,878  8.70%   $    29,125  8.65%
 Minimum Required for
  Capital Adequacy
  Purposes..............     15,571  4.00         13,463  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     19,463  5.00         16,829  5.00


Risk-based Capital Ratios:
 Tier I Capital Ratio
   - Actual.............     33,878 10.36         29,125 10.63
 Minimum Required for
  Capital Adequacy
  Purposes..............     13,080  4.00         10,958  4.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     19,621  6.00         16,437  6.00

 Total Capital Ratio
  - Actual..............     36,166 11.06         31,110 11.36
 Minimum Required for
   Capital Adequacy
   Purposes.............     26,161  8.00         21,917  8.00
 To Be Well-Capitalized
  Under Prompt Corrective
  Action Provisions.....     32,701 10.00         27,396 10.00


Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At December 31, 2004, this limitation amounted to approximately $3,617,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 14 - STOCKHOLDERS' EQUITY

Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. To the extent that shares are not available for purchase by the plan in the open market, Union National has reserved 173,644 shares of common stock to be issued under the plan. At December 31, 2004, 130,400 shares have been issued under the plan. Open-market purchases are usually made by an independent purchasing agent retained to act as agent for plan participants, and the purchase price to participants will be the actual price paid, excluding brokerage commissions and other expenses that will be paid by Union National.

Earnings per share, net income and weighted-average number of shares outstanding for the years ended December 31, 2004, 2003 and 2002, as computed under the basic and diluted earnings per share methods are as follows:

(In thousands, except per share data)
                               Net Income    Shares   Per Share
                              ____________ __________ ___________
Year Ended December 31, 2004:
 Basic Earnings per Share:
  Net Income..................$    3,223        2,406     $1.34
 Effect of Dilutive Options...         -           51         -
                              ____________ ___________ __________
 Diluted Earnings per Share...$    3,223        2,457     $1.31
                              ============ =========== ==========

Year Ended December 31, 2003:
 Basic Earnings per Share:
  Net Income..................$    3,216        2,498     $1.29
 Effect of Dilutive Options...         -           37         -
                              ____________ ___________ __________
 Diluted Earnings per Share...$    3,216        2,535     $1.27
                              =========== ============ ==========

Year Ended December 31, 2002:
 Basic Earnings per Share:
  Net Income..................$    3,160        2,557     $1.24
 Effect of Dilutive Options...         -           21         -
                              ___________ ____________ __________
 Diluted Earnings per Share...$    3,160        2,578     $1.23
                              =========== ============ ==========

The following options to purchase shares of common stock were outstanding at year-end, but were not included in the computation of diluted earnings per share for the year because the options' exercise price was greater than the average market price of the common shares:

                                    Options        Average
                                  Outstanding   Exercise Price
                                  ___________  _________________
December 31, 2004.................       -     $          -
December 31, 2003.................  10,728            21.51
December 31, 2002.................  60,690            18.91


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

Stock option transactions for the years ended December 31, 2004, 2003 and 2002, are summarized below:

                                   Stock       Weighted-Average
                                  Options       Exercise Price
                                  ________     _________________
Options Outstanding at
   December 31, 2001 (Prices
   range from $11.70 to $21.67)... 209,121        $   14.36

Year Ended December 31, 2002:
Options Granted...................  23,918            16.30
Options Exercised.................  (6,009)           12.26
Options Forfeited................. (11,035)           15.61
Options Expired...................  (8,250)           13.18
                                  _________     ________________
Options Outstanding at
   December 31, 2002 (Prices
   range from $12.10 to $21.67)... 207,745            15.31

Year Ended December 31, 2003:
Options Granted...................  30,986            18.98
Options Exercised.................  (8,738)           14.70
Options Forfeited.................  (2,776)           14.50
Options Expired................... (10,752)           18.25
                                  _________     ________________
Options Outstanding at
  December 31, 2003 (Prices
  range from $12.10 to $21.67).... 216,465            16.92

Year Ended December 31, 2004:
Options Granted...................  39,418            23.13
Options Exercised................. (29,375)           14.21
Options Forfeited.................  (4,811)           19.10
Options Expired................... (12,823)           18.85
                                  _________     ________________
Options Outstanding at
  December 31, 2004 (Prices
  range from $12.10 to $23.25).... 208,874        $   19.01
                                  =========     ================

Options outstanding at December 31, 2004, consisted of the following:


   Range of         Options   Weighted-Average  Average Remaining
Exercise Prices   Outstanding  Exercise Price    Contractual Life
________________  ___________ ________________  _________________
$12.10 to $14.90      45,589    $    13.23            6.7 years
$14.91 to $17.70      26,657         16.36            7.1 years
$17.71 to $20.50      43,677         18.89            5.3 years
$20.51 to $23.25      92,951         22.66            6.1 years
________________  ___________ ________________  _________________
$12.10 to $23.25     208,874    $    19.01            6.2 years
================  =========== ================  =================

All options outstanding at December 31, 2004, were exercisable.

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

Junior subordinated debentures: For floating-rate debentures fair value is based on the carrying value. For junior subordinated debentures that are at a fixed rate for a period of time, the fair value is determined using discounted cash flow analyses, based on current interest rates for similar types of borrowing arrangements.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Off-balance-sheet instruments: For Union National's off-balance-sheet instruments, consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

At December 31, 2004 and 2003, the estimated fair values of financial instruments based on the disclosed assumptions are as follows:

(In thousands)
                                        December 31, 2004
                                ______________________________
                                   Carrying
                                    Amount         Fair Value
                                ______________   _____________
Assets:
 Cash and Cash Equivalents........$      9,843    $      9,843
 Investment Securities
  Available-for-Sale..............     103,490         103,490
 Loans Held for Sale..............         232             237
 Loans, Net of Unearned Income
  and Allowance for Loan Losses...     260,713         263,718
 Restricted Investment in Bank Stocks    4,961           4,961
 Accrued Interest Receivable......       1,845           1,845
 Mortgage Servicing Assets and
  Credit Enhancement Fees Receivable       303             460

Liabilities:
 Demand and Savings Deposits......     164,962         164,962
 Time Deposits....................     101,008         100,916
 Short-term Borrowings............       4,524           4,524
 Long-term Debt...................      88,630          90,827
 Junior Subordinated Debentures...      11,341          11,239
 Accrued Interest Payable.........         858             858

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit..           -               -

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

Off-balance-sheet Items:
 Commitments to Extend Credit
   and Standby Letters of Credit..           -               -


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 17 - UNION NATIONAL FINANCIAL CORPORATION (PARENT COMPANY
ONLY)

CONDENSED BALANCE SHEETS
(In thousands)
                                     December 31,   December 31,
                                        2004           2003
                                    ____________   _____________
ASSETS
   Cash in Bank Subsidiary..........$     2,041    $      3,873
   Interest-Bearing Deposits
       in Other Banks...............         20              64
   Investment in Subsidiaries.......     34,692          30,301
   Other Equity Investment Securities       579             394
   Investments in Limited
       Partnerships.................        495             570
   Recoverable Federal Income Taxes.        346             108
   Other Assets.....................        187             160
                                    ____________   _____________
       Total Assets.................$    38,360    $     35,470
                                    ============   =============
LIABILITIES
   Junior Subordinated Debentures...$    11,341    $      8,248
   Other Liabilites.................        166              98

STOCKHOLDERS' EQUITY................     26,853          27,124
                                    ____________   _____________
   Total Liabilities and
          Stockholders' Equity......$    38,360    $     35,470
                                    ============   =============


CONDENSED STATEMENTS OF INCOME

(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2004          2003
                                  _____________  ___________
INCOME
 Dividends from Subsidiaries.......$    1,715    $    2,648
 Dividends on Other Equity
   Investment Securities...........        14            11
 Interest on Deposits in Bank
   Subsidiary......................        14             2
 Gain on Sale of Securities........        39            49
 Management Fees from Bank
   Subsidiary......................        42            42
                                   _____________  ___________
      Total Income.................     1,824         2,752

EXPENSES
 Interest Expense on Junior
   Subordinated Debentures.........       399            12
 Other Expenses....................       187           138
                                   ____________  ___________
      Total Expenses...............       586           150
                                   ____________  ___________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary...................     1,238         2,602
Provision for Income Taxes/(Benefit)     (235)          (90)
                                   ____________  ___________
                                        1,473         2,692
EQUITY in UNDISTRIBUTED INCOME
 of BANK SUBSIDIARY................     1,750           524
                                   ____________  ___________
  NET INCOME.......................$    3,223    $    3,216
                                   ============  ===========
(In thousands)
                                   Years Ended December 31,
                                  __________________________
                                      2002
                                  _____________
INCOME
 Dividends from Subsidiaries.......$    2,482
 Dividends on Other Equity
   Investment Securities...........        10
 Interest on Deposits in Bank
   Subsidiary......................         3
 Gain on Sale of Securities........         -
 Management Fees from Bank
   Subsidiary......................        42
                                   _____________
      Total Income.................     2,537

EXPENSES
 Interest Expense on Junior
   Subordinated Debentures.........         -
 Other Expenses....................       134
                                   _____________
      Total Expenses...............       134
                                   _____________
 Income before Income Taxes and
   Equity in Undistributed Income
   of Subsidiary...................     2,403
Provision for Income Taxes/(Benefit)     (102)
                                   ____________
                                        2,505
EQUITY in UNDISTRIBUTED INCOME
 of BANK SUBSIDIARY................       655
                                   ____________
  NET INCOME...................... $    3,160
                                   ============


CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
                                       Years Ended December 31,
                                      ___________________________
                                          2004           2003
                                      ____________  _____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income.........................$    3,223    $    3,216
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Equity In Undistributed
          Income of Bank Subsidiary...    (1,750)         (524)
      Investment Securities Gains.....       (39)          (49)
      Provision for Deferred Income Taxes     (5)           (4)
      Decrease/(Increase) in Other
          Assets......................      (119)           82
      (Decrease)/Increase in Other
          Liabilities.................        74            22
                                      ____________  _____________
     Net Cash Provided by Operating
        Activities....................     1,384         2,743

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities...............        49            59
   Purchases of Available-for-Sale
    Securities........................      (196)          (24)
   Investment in Subsidiaries.........    (3,093)       (4,248)
                                      ____________  _____________
   Net Cash Used in Investing
    Activities........................    (3,240)       (4,213)

CASH FLOWS from FINANCING ACTIVITIES
   Proceeds from Issuance of Junior
      Subordinated Debentures.........     3,093         8,248
   Issuance Costs of Junior
      Subordinated Debentures.........       (60)         (160)
   Acquisition of Treasury Stock......    (2,260)       (1,621)
   Issuance of Common Stock...........       749           439
   Cash Dividends Paid................    (1,542)       (1,572)
                                      ____________  _____________
   Net Cash Provided by/(Used in)
      Financing Activities............       (20)        5,334
                                      ____________  _____________
         NET INCREASE/(DECREASE) in CASH  (1,876)        3,864

     CASH - Beginning of Year.........     3,937            73
                                      ____________  _____________
     CASH - End of Year...............$    2,061    $    3,937
                                      ============  =============

(In thousands)
                                       Years Ended December 31,
                                      ___________________________
                                          2002
                                      ____________
CASH FLOWS from OPERATING ACTIVITIES
   Net Income.........................$    3,160
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Equity In Undistributed
          Income of Bank Subsidiary...      (655)
      Investment Securities Gains.....         -
      Provision for Deferred Income Taxes     (3)
      Decrease/(Increase) in Other
          Assets......................        67
      (Decrease)/Increase in Other
          Liabilities.................        (2)
                                      ____________
     Net Cash Provided by Operating
        Activities....................     2,567

CASH FLOWS from INVESTING ACTIVITIES
   Proceeds from Sales of Available-
    for-Sale Securities...............         -
   Purchases of Available-for-Sale
    Securities........................       (20)
   Investment in Subsidiaries.........         -
                                      ____________
     Net Cash Used in Investing
      Activities......................       (20)

CASH FLOWS from FINANCING ACTIVITIES
   Proceeds from Issuance of Junior
      Subordinated Debentures.........         -
   Issuance Costs of Junior
      Subordinated Debentures.........         -
   Acquisition of Treasury Stock......    (1,536)
   Issuance of Common Stock...........       352
   Cash Dividends Paid................    (1,472)
                                      ____________
   Net Cash Provided by/(Used in)
      Financing Activities............    (2,656)
                                      ____________
         NET INCREASE/(DECREASE) in CASH    (109)

     CASH - Beginning of Year.........       182
                                      ____________
     CASH - End of Year...............$       73
                                      ============



    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BEARD MILLER COMPANY LLP
________________________
Certified Public Accountants and Consultants


To the Board of Directors
Union National Financial Corporation
Mount Joy, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Union National Financial Corporation and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union National Financial Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                        /s/Beard Miller Company LLP


Harrisburg, Pennsylvania
January 21, 2005



              SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended
December 31, 2004 and 2003, are as follows:

(Dollars in thousands, except per share data)

                                         2004
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income..........$4,715    $4,759    $4,977      $5,187
Interest Expense......... 1,602     1,586     1,648       1,785
                         _______   ______   ________    ________
 Net Interest Income..... 3,113     3,173     3,329       3,402
Provision for Loan Losses    57        99        95         153
                         _______   ______   ________    ________
Net Interest Income after
   Provision for Loan
   Losses................ 3,056     3,074     3,234       3,249
Other Operating Income...   904       947     1,017       1,033
Investment Securities
   Gains.................    87        77        10          20
Other Operating Expenses. 3,130     3,134     3,289       3,256
                         _______   ______   ________    ________
 Income before Income Taxes 917       964       972       1,046
Provision for Income
   Taxes.................   144       172       166         194
                         _______   ______   ________    ________
 Net Income..............$  773    $  792   $   806     $   852
                         =======   ======   ========    ========
Per Share Information
   Net Income for
    Period - Basic.......$ 0.32    $ 0.33   $  0.34     $  0.36
   Net Income for Period-
    Assuming Dilution....  0.31      0.32      0.33        0.35

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.

(Dollars in thousands, except per share data)

                                         2003
                       __________________________________________
                          March    June    September   December
                           31       30        30          31
                         _______   ______   ________    ________
Interest Income..........$4,543    $4,548    $4,508      $4,435
Interest Expense......... 1,720     1,805     1,666       1,512
                         _______   ______   ________    ________
 Net Interest Income..... 2,823     2,743     2,842       2,923
Provision for Loan Losses     7        39        69         159
                         _______   ______   ________    ________
Net Interest Income after
   Provision for Loan
   Losses................ 2,816     2,704     2,773       2,764
Other Operating Income...   818     1,152       848         902
Investment Securities
   Gains.................    71        12       203         160
Other Operating Expenses. 2,708     2,805     2,848       2,965
                         _______   ______   ________    ________
 Income before Income Taxes 997     1,063       976         861
Provision for Income
   Taxes.................   193       208       164         116
                         _______   ______   ________    ________
 Net Income..............$  804    $  855   $   812     $   745
                         =======   ======   ========    ========
Per Share Information
   Net Income for
    Period - Basic.......$ 0.32    $ 0.34   $  0.32     $  0.30
   Net Income for Period-
    Assuming Dilution....  0.32      0.34      0.32        0.30

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.


                    SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2004         2003        2002
                             __________   __________   __________
INCOME STATEMENT
Interest Income..............$  19,638    $  18,034    $  19,561
Interest Expense.............    6,621        6,703        8,107
                             __________   __________   __________
Net Interest Income..........   13,017       11,331       11,454
Provision for Loan Losses....      404          274          184
                             __________   __________   __________
Net Interest Income
  after Provision for
  Loan Losses................   12,613       11,057       11,270
Other Operating Income.......    4,095        4,165        3,164
Other Operating Expenses.....   12,809       11,325       10,538
                             __________   __________   __________
Income before Income Taxes...    3,899        3,897        3,896
Provision for Income Taxes/
 (Benefit)...................      676          681          736
                             __________   __________   __________
Net Income for Year..........$   3,223     $  3,216    $   3,160
                             ==========   ==========   ==========
SHARE INFORMATION
Net Income Per Share (Basic).$    1.34     $   1.29    $    1.24
Cash Dividends Per Share.....    0.640        0.630        0.575
Average Shares Outstanding
 (Basic).....................    2,406        2,498        2,557

FINANCIAL RATIOS
Return on Average Assets.....     0.87%        0.98%        1.02%
Return on Average
  Stockholders' Equity.......    12.28%       11.89%       12.20%
Return on Average Realized
  Stockholders' Equity (1)...    12.62%       12.38%       12.51%
Dividend Payout Ratio........    47.84%       48.90%       46.58%
Average Stockholders' Equity
 to Average Assets...........     7.05%        8.25%        8.39%

AVERAGE BALANCE SHEET
Loans........................$ 244,752    $ 200,808    $ 201,976
Investment Securities........   95,033       96,650       80,558
Other Earning Assets.........    5,201        8,386        7,381
Total Assets.................  372,207      327,644      308,584
Deposits.....................  246,445      226,781      215,242
Short-Term Borrowings........    7,602        3,415        3,501
Long-Term Debt...............   81,442       68,623       62,322
Junior Subordinated
  Debentures.................    8,916          294            -
Stockholders' Equity.........   26,250       27,046       25,900

BALANCE SHEET AT YEAR-END
Loans........................$ 263,001    $ 225,381    $ 199,065
Investment Securities........  103,490       97,066       90,679
Total Earning Assets.........  371,724      326,989      301,738
Total Assets.................  399,290      351,892      320,509
Deposits.....................  265,970      231,074      223,350
Short-Term Borrowings........    4,524        9,981        3,387
Long-Term Debt...............   88,630       73,874       65,299
Junior Subordinated
  Debentures.................   11,341        8,248            -
Stockholders' Equity.........   26,853       27,124       26,735

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.


(Dollars in thousands, except per share data)
                                  Years Ended December 31,
                             ____________________________________

                                2001         2000
                             __________   __________
INCOME STATEMENT
Interest Income..............$  21,085    $  20,583
Interest Expense.............   10,190       10,352
                             __________   __________
Net Interest Income..........   10,895       10,231
Provision for Loan Losses....      576          397
                             __________   __________
Net Interest Income
  after Provision for
  Loan Losses................   10,319        9,834
Other Operating Income.......    2,356        1,732
Other Operating Expenses.....   10,202        9,949
                             __________   __________
Income before Income Taxes...    2,473        1,617
Provision for Income Taxes/
 (Benefit)...................      231          (50)
                             __________   __________
Net Income for Year..........$   2,242    $   1,667
                             ==========   ==========
SHARE INFORMATION
Net Income Per Share (Basic).$    0.87    $    0.65
Cash Dividends Per Share.....    0.425        0.576
Average Shares Outstanding
 (Basic).....................    2,584        2,576

FINANCIAL RATIOS
Return on Average Assets.....     0.76%        0.60%
Return on Average
  Stockholders' Equity.......     9.07%        7.21%
Return on Average Realized
  Stockholders' Equity (1)...     9.21%        6.99%
Dividend Payout Ratio........    48.95%       89.16%
Average Stockholders' Equity
 to Average Assets...........     8.40%        8.30%

AVERAGE BALANCE SHEET
Loans........................$ 186,877    $ 182,728
Investment Securities........   81,644       78,868
Other Earning Assets.........    8,677        3,395
Total Assets.................  294,401      278,416
Deposits.....................  214,297      214,464
Short-Term Borrowings........    6,672       11,314
Long-Term Debt...............   46,907       27,920
Junior Subordinated
  Debentures.................        -            -
Stockholders' Equity.........   24,730       23,110

BALANCE SHEET AT YEAR-END
Loans........................$ 203,581    $ 185,981
Investment Securities........   75,215       74,466
Total Earning Assets.........  287,522      263,549
Total Assets.................  307,673      282,680
Deposits.....................  215,544      212,545
Short-Term Borrowings........    3,400       13,495
Long-Term Debt...............   61,252       30,735
Junior Subordinated
  Debentures.................        -            -
Stockholders' Equity.........   25,545       23,562

(1) Excludes the impact of accumulated other comprehensive income on total stockholders' equity.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

As permitted by SFAS No. 123, Union National accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under Union National's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment." Generally, Statement No. 123(R) eliminates the accounting provisions of APB No. 25 and requires the fair-value of stock options to be reflected in the income statement as an expense. Statement No. 123(R) will be effective for Union National in the third quarter of 2005. Union National is currently evaluating the impact of the adoption of this pronouncement in light of its current stock-based compensation programs and anticipated future plans. All of Union National's stock options outstanding at December 31, 2004, are fully vested and will not impact Union National as a result of this pronouncement. See section on Recent Accounting Standards Issued for additional information.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net income for 2004 was $3,223,000 as compared to consolidated net income of $3,216,000 for 2003 and $3,160,000 for 2002.

Basic earnings per share for 2004 amounted to $1.34 and diluted earnings per share amounted to $1.31, as compared to basic earnings per share of $1.29 and diluted earnings per share of $1.27 for 2003 and basic earnings per share of $1.24 and diluted earnings per share of $1.23 for 2002.

The following items impacted results of operations for 2004 as compared to 2003:

  * Net income increased due to an increase in net interest income of $1,625,000 (on a taxable equivalent basis), or 13.3%. This was primarily a result of growth of 12.8% in average earning assets, which was funded by increased deposits and borrowings.

  * Net income decreased due to an increase in the provision for loan losses of $130,000.

  * Net income decreased due to a decrease of $252,000 in realized gains on the sale of investment securities.

  * Net income increased due to an increase in other operating income (excluding investment securities gains) of $182,000, or 4.9%, which was primarily a result of increased revenues from deposit account service charges, net of a decline in income from mortgage banking activities.

  * Net income decreased due to an increase in other operating expenses of $1,484,000, or 13.1%.

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

  * Net income increased due to an increase in other operating income (excluding investment securities gains) of $882,000, or 31.1%, which was primarily a result of increased revenues from mortgage banking activities and commissions on the sale of alternative investment products.

  * Net income decreased due to an increase in other operating expenses of $787,000, or 7.5%.

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of total average assets, also known as return on average assets (ROA), was 0.87% for 2004, 0.98% for 2003 and 1.02% for 2002. Net income as a percent of average stockholders' equity, also known as return on average equity
(ROE),

       MANAGEMENT'S DISCUSSION AND ANALYSIS continued

was 12.28% for 2004, 11.89% for 2003 and 12.20% for 2002.  Net
income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income, was 12.62% for 2004, 12.38% for 2003 and 12.51% for 2002.
For Union National, accumulated other comprehensive income is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and deposits for 2005. It is expected that loan and deposit growth will be driven largely by the acquisition of new commercial and agricultural business relationships. The expansion of our commercial and agricultural banking business continues to be a strategic focus for Union National. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth.

During 2004, overall loan balances increased by $37,620,000 or 16.7% over loans outstanding at December 31, 2003. Union National experienced strong commercial and agricultural loan demand and moderate growth in residential real estate loans. The growth in residential real estate loans was primarily a result of an increase in home equity lines of credit. In addition, there was a decline in the balance of purchased loans (residential mortgages and manufactured housing loans) from 2003 to 2004. Purchased loans decreased by $4,777,000 during 2004 to a balance of $16,570,000 at December 31, 2004.

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

In order to enhance the net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of December 31, 2004, the bank had received long-term advances of $88,630,000 and short-term advances of $1,500,000 from its available credit of $129,706,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from January 2005 to December 2013.

During 2003 and 2004, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 5.01% at December 31, 2004, and 4.02% at December 31, 2003. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from these offerings to fund an additional $7,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National used the balance of the funding for the repurchase of common stock and general corporate purposes. During 2004, Union National repurchased 100,489 shares of common stock at a total cost of $2,260,000.
The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies.

Impacting net interest income, primarily in 2003 and 2002, were additional costs incurred on the early payoff of FHLB borrowings. These additional costs were reflected as increased interest expense on the related long-term borrowings and amounted to $4,000 in 2004, $359,000 in 2003 and $382,000 in 2002. Union
National restructured $7,261,000 in long-term borrowings with the FHLB during 2003 and $12,000,000 during 2002. Paid-off borrowings were primarily replaced with lower current-rate borrowings. Gains on the sale of investment securities largely offset the costs associated with these payoffs. The restructuring of these borrowings will benefit Union National with lower funding costs in future periods. The average interest rate on total FHLB borrowings decreased to 3.52% at December 31, 2004, as compared to 3.90% at December 31, 2003, and 4.68% at December 31, 2002. In the following discussion, the interest rate on average interest-bearing liabilities and the net interest margin percentage is shown both with and without the impact of the one-time early payoff costs during 2003 and 2002 to provide a better comparison between periods.

2004 Compared to 2003

Net interest income for 2004 increased by $1,625,000, or 13.4%, over 2003. For 2004, average earning asset growth of $39,142,000, was funded by increased deposits and borrowings.
The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $1,615,000 in 2004 over 2003.

The overall interest rate on the average total earning assets decreased to 5.91% for 2004, as compared to 6.16% for 2003. However, the overall interest rate on the average interest-bearing liabilities also decreased to 2.14% for 2004, as compared to 2.48% for 2003 (2.34% without the impact of payoff costs on FHLB borrowings). The net effect of all interest rate fluctuations and funding changes was to increase net interest income in the amount of $10,000 for 2004 over 2003. The net interest margin percentage was 3.99% for 2004 as compared to 3.97% for 2003 (4.09% without the impact of payoff costs). See management's discussion below concerning the anticipated impact of these interest rate fluctuations on the results of operations for 2005.

2003 Compared to 2002

Net interest income for 2003 decreased by $28,000, or 0.2%, from 2002. For 2003, average earning asset growth of $15,929,000, was funded by increased demand and savings deposits and additional long-term borrowings. The volume growth in earning assets and interest-bearing liabilities increased net interest income by the amount of $501,000 in 2003 over 2002.

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

There has been an overall decline in market interest rates over a period of several years. As is reflected in the rates discussed above, this decline in interest rates has negatively impacted the yield on Union National's earning assets, but this interest rate decline has also reduced Union National's funding costs due to a decrease in rates Union National must pay to attract and retain deposits and must pay on maturing or repricing advances from the FHLB.

2005 Net Interest Income

For 2005, it is currently anticipated that Union National's net interest margin percentage will be slightly lower than current levels. However, income from growth in earning assets which occurred during 2004, net of costs resulting from growth in deposits and borrowings, should increase net interest income for 2005. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of December 31, 2004, may result in net interest income for 2005 that is comparable to the net interest income earned during 2004. Expected growth in earning assets during 2005 should also increase Union National's net interest income. This expected growth was not reflected in the model at December 31, 2004. However, Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,487,000 at December 31, 2004. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2005, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

     MANAGEMENT'S DISCUSSION AND ANALYSIS continued

PROVISION FOR LOAN LOSSES

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $404,000 in 2004, $274,000 in 2003 and $184,000 in 2002. Net charge-offs amounted to $101,000 for 2004, as compared to $101,000 for 2003 and $265,000 for 2002. The increased provision for loan losses in 2004 and 2003 can be primarily attributed to increased outstanding loan balances. The lower provision for loan losses in 2002 can be attributed to a decrease in net charge-offs in comparison to prior years, declining levels of nonperforming loans and overall stable credit quality. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

  Distribution of Assets, Liabilities and Stockholders' Equity;
  Interest Rates and Interest Differential (Taxable Equivalent
                              Basis)
                                             Year Ended
                                          December 31, 2004
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$     127       $      1      0.79%
 Federal Funds Sold...........      517              7      1.35
 Short-Term Investments.......        -              -         -
 Investment Securities:
  Taxable.....................   70,997          2,959      4.17
  Tax-Exempt..................   24,036          1,714      7.13
 Loans-Net*...................  244,752         15,637      6.39
 Restricted Invest. - Bank Stocks 4,557             73      1.60
                              __________      ________     ______
  Total Earning Assets........  344,986         20,391      5.91
 Allowance for Loan Losses....   (2,116)
 Other Nonearning Assets......   29,337
                              __________
 TOTAL ASSETS.................$ 372,207
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  87,300       $    515      0.59%
  Savings.....................   32,532             88      0.27
  Time........................   91,522          2,428      2.65
 Short-Term Borrowings........    7,602            108      1.42
 Long-Term Debt**.............   81,442          3,082      3.78
 Junior Subordinated
   Debentures.................    8,916            400      4.49
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  309,314          6,621      2.14
                                              ________     ______
 Demand Deposits..............   35,091
 Other Liabilities............    1,552
                              __________
  TOTAL LIABILITIES...........  345,957
Stockholders' Equity..........   26,250
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 372,207
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 13,770      3.77%
                                              ========     ======
 Net Interest Margin..........                              3.99%
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

*Includes loan fees of $728,000 for the year ended December 31, 2004, $920,000 for the year ended December 31, 2003 and $816,000 for the year ended December 31, 2002.

**Includes early payoff costs on FHLB Borrowings of $4,000 for the year ended December 31, 2004, $359,000 for 2003 and $382,000 for 2002.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              3.78%
   Total Interest-Bearing
     Liabilites...............                              2.14%
   Interest Rate Spread.......                              3.77%
   Net Interest Margin........                              3.99%

                                             Year Ended
                                          December 31, 2003
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$     316       $      3      0.95%
 Federal Funds Sold...........    4,015             45      1.12
 Short-Term Investments.......       27              -      0.00
 Investment Securities:
  Taxable.....................   71,260          2,717      3.81
  Tax-Exempt..................   25,390          1,867      7.35
 Loans-Net*...................  200,808         14,127      7.04
 Restricted Invest. - Bank Stocks 4,028             89      2.21
                              __________      ________     ______
  Total Earning Assets........  305,844         18,848      6.16
 Allowance for Loan Losses....   (1,858)
 Other Nonearning Assets......   23,658
                              __________
 TOTAL ASSETS.................$ 327,644
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  78,758       $    424      0.54%
  Savings.....................   30,614            138      0.45
  Time........................   88,984          2,800      3.15
 Short-Term Borrowings........    3,415             28      0.82
 Long-Term Debt**.............   68,623          3,301      4.81
 Junior Subordinated
   Debentures.................      294             12      4.08
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  270,688          6,703      2.48
                                              ________     ______
 Demand Deposits..............   28,425
 Other Liabilities............    1,485
                              __________
  TOTAL LIABILITIES...........  300,598
Stockholders' Equity..........   27,046
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 327,644
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 12,145      3.69%
                                              ========     ======
 Net Interest Margin..........                              3.97%
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

*Includes loan fees of $728,000 for the year ended December 31, 2004, $920,000 for the year ended December 31, 2003 and $816,000 for the year ended December 31, 2002.

**Includes early payoff costs on FHLB Borrowings of $4,000 for the year ended December 31, 2004, $359,000 for 2003 and $382,000 for 2002.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              4.29%
   Total Interest-Bearing
     Liabilites...............                              2.34%
   Interest Rate Spread.......                              3.82%
   Net Interest Margin........                              4.09%

                                             Year Ended
                                          December 31, 2002
                              ___________________________________
(In thousands)                  Average
                                Balance       Interest      Rate
                              __________      ________     ______
ASSETS
 Interest-Bearing Deposits
  in Other Banks..............$     157       $      2      1.27%
 Federal Funds Sold...........    2,925             50      1.71
 Short-Term Investments.......      986             15      1.52
 Investment Securities:
  Taxable.....................   59,005          2,959      5.01
  Tax-Exempt..................   21,553          1,644      7.63
 Loans-Net*...................  201,976         15,490      7.67
 Restricted Invest. - Bank Stocks 3,313            120      3.62
                              __________      ________     ______
  Total Earning Assets........  289,915         20,280      7.00
 Allowance for Loan Losses....   (1,870)
 Other Nonearning Assets......   20,539
                              __________
 TOTAL ASSETS.................$ 308,584
                              ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits:
  Interest-Bearing Demand.....$  68,498       $    631      0.92%
  Savings.....................   28,025            276      0.98
  Time........................   93,785          3,680      3.92
 Short-Term Borrowings........    3,501             50      1.43
 Long-Term Debt**.............   62,322          3,470      5.57
 Junior Subordinated
   Debentures.................        -              -         -
                              __________      ________     ______
 Total Interest-Bearing
   Liabilities................  256,131          8,107      3.17
                                              ________     ______
 Demand Deposits..............   24,934
 Other Liabilities............    1,619
                              __________
  TOTAL LIABILITIES...........  282,684
Stockholders' Equity..........   25,900
                              __________
 TOTAL LIABILITIES and
   STOCKHOLDERS' EQUITY.......$ 308,584
                              ==========
 Net Interest Income/
   Interest Rate Spread.......                $ 12,173      3.83%
                                              ========     ======
 Net Interest Margin..........                              4.20%
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

*Includes loan fees of $728,000 for the year ended December 31, 2004, $920,000 for the year ended December 31, 2003 and $816,000 for the year ended December 31, 2002.

**Includes early payoff costs on FHLB Borrowings of $4,000 for the year ended December 31, 2004, $359,000 for 2003 and $382,000 for 2002.  Rates excluding these payoffs costs are as follows:
   Long-Term Debt.............                              4.95%
   Total Interest-Bearing
     Liabilites...............                              3.02%
   Interest Rate Spread.......                              3.98%
   Net Interest Margin........                              4.33%


        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

 Rate/Volume Analysis of Changes in Net Interest Income (Taxable
                        Equivalent Basis)
                                        2004 Compared to 2003
                                    _____________________________
                                     Total
(In thousands)                       Change      Volume     Rate
                                    ________     ________   _____
 Interest Income From
   Interest-Bearing Deposits
     in Other Banks.................$    (2)     $    (2)  $   -
 Federal Funds Sold.................    (38)         (46)      8
 Short-Term Investments.............      -            -       -
 Investment Securities:
    Taxable.........................    242          (10)    252
    Tax-Exempt......................   (153)         (98)    (55)
 Loans-Net..........................  1,510        2,892  (1,382)
 Restricted Invest. - Bank Stocks...    (16)          11     (27)
                                    ________     ________   _____
    Total Earning Assets............  1,543        2,747  (1,204)

 Interest Expense On Deposits:
    Interest-Bearing Demand.........     91           48      43
    Savings.........................    (50)           8     (58)
    Time............................   (372)          78    (450)
 Short-Term Borrowings..............     80           56      24
 Long-Term Debt.....................   (219)         555    (774)
 Junior Subordinated Debentures.....    388          387       1
                                    ________     ________ _______
   Total Interest-Bearing
      Liabilities...................    (82)       1,132  (1,214)
                                    ________     ________ _______
   Net Interest Income..............$ 1,625      $ 1,615  $   10
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


OTHER OPERATING INCOME

2004 Compared to 2003

Other operating income for 2004 was $4,095,000, as compared to $4,165,000 for 2003. Impacting other operating income were the following items:

  * a decrease in revenue from mortgage banking activities in the amount of $623,000;

  * a decrease in investment securities gains of $252,000;

  * an increase in earnings from service charges on deposit accounts of $491,000;

  * an increase in earnings on BOLI of $101,000 as a result of additional BOLI purchases during 2003 and 2004;

  * an increase in income from merchant credit card fees of $64,000; and

  * an increase in income from fiduciary activities of $64,000.

The decrease in revenue from mortgage banking activities is primarily a result of a decline in refinancing activity during 2004. The increased income from service charges on deposit accounts is primarily from increased insufficient funds charges related to a new product called "Overdraft Privilege" introduced to customers in November 2003. With Overdraft Privilege customers are permitted to overdraw their accounts subject to certain limits. This service can help customers avoid merchant costs and the embarrassment of having checks returned. With increased overdrafts there is also increased exposure to loss, however, the increased revenue is currently expected to more than offset any related losses. The increase in income from merchant credit card fees and fiduciary activities is a result of an increased strategic and sales focus on these areas.

2003 Compared to 2002

Other operating income for 2003 was $4,165,000, representing an increase of $1,001,000, or 31.6%, over 2002. Contributing to this increase were the following items:

  * an increase in revenue from mortgage banking activities in the amount of $398,000;

  * an increase in investment securities gains of $119,000;

  * an increase in commission earnings from the sale of alternative investment products in the amount of $282,000;

  * an increase in earnings from service charges on deposit accounts related to insufficient funds charges in the amount of $116,000; and

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

OTHER OPERATING EXPENSES

2004 Compared to 2003

The aggregate of other operating expenses for 2004 increased by $1,484,000, or 13.1%, over 2003. This increase in other operating expenses is discussed below as it pertains to the various expense categories.

Salaries and wages increased by $484,000, or 9.6%, over 2003. This increase was essentially due to staff additions and annual merit and cost-of-living increases. Staff additions included staff for a new retail office location at 38 E. Roseville Road in Manheim Township which opened in November 2003, an agricultural lender, an experienced business banker, a salesperson for corporate services, a retirement plan salesperson, a salesperson for trust and investment management products and services, business and credit specialists and other support staff and sales positions.

Employee benefit costs increased by $332,000, or 27.9%, over 2003. Increased employee benefit costs related to increased staff and salary levels, increased health insurance premiums, increased profit-sharing plan expense and costs related to a supplemental executive retirement plan. The increase in profit-sharing costs related primarily to an increased contribution level of 5% of eligible salaries in 2004 as compared to a profit-sharing contribution of 4.25% in 2003.

Other changes in operating expenses for 2004 included the following:

  * an increase in occupancy expense of $99,000;

  * an increase in furniture and equipment expense of $96,000;

  * an increase in professional fees of $165,000;

  * an increase in advertising and marketing expenses of $48,000;

  * a decrease in foreclosed real estate expenses of $53,000;

        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

The increase in occupancy and furniture and equipment expense related primarily to the opening of our new Manheim Township office in November 2003 and the opening of our new commercial banking office in Manheim Township in March 2004. The increase in professional fees is primarily attributable to professional fees related to the implementation of our Overdraft Privilege product. These professional fees will not recur in 2005. The increase in advertising and marketing expense was primarily a result of the opening of a new office as well as several advertising campaigns undertaken in 2004. The decrease in foreclosed real estate expense related to a recovery on the sale of foreclosed real estate.

2003 Compared to 2002

The aggregate of other operating expenses for 2003 increased by $787,000, or 7.5%, over 2002. This increase in other operating expenses is discussed below as it pertains to the various expense categories.

Salaries and wages increased by $508,000, or 11.2%, over 2002. This increase was essentially due to staff additions, annual merit and cost-of-living increases and increased incentives for staff for reaching certain sales and profitability goals. Employee benefit costs increased by $56,000, or 4.9%, over 2002. Increased employee benefit costs related primarily to increased staff and salary levels.

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

  * an increase in donations of $24,000;

  * an increase in supplies costs in the amount of $24,000; and

  * a decrease in postage costs of $32,000.

The increase in data processing costs related to the implementation of a new data communications system and the associated costs. The increase in donations was a result of contributions that Union National made under the PA Educational Improvement Tax Credit program. Through this program, Union National receives a 90% tax credit for contributions made to certain organizations. The increase in appraisal fees was related to an increase in mortgage banking activities. The decrease in postage costs was a result of a cost savings that resulted from a change in the sorting of outgoing mail.

INCOME TAXES

Union National had income tax expense of $676,000 for 2004, $681,000 for 2003 and $736,000 for 2002. The effective tax rate for 2004 was 17.3%, as compared to 17.5% for 2003 and 18.9% for 2002. The realization of net deferred tax assets, which amounted to $403,000 at December 31, 2004, is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize these deferred tax assets.

RECENT ACCOUNTING STANDARDS ISSUED

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for Union National). Union National is currently evaluating the impact of the adoption of this pronouncement in light of its current stock-based compensation programs and anticipated future plans. All of Union National's stock options outstanding at December 31, 2004, are fully vested and will not impact Union National as a result of this pronouncement.

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on Union National's consolidated financial statements.

In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1
until additional clarifying guidance is issued.    Union National
is unable to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

FINANCIAL CONDITION

INVESTMENT SECURITIES

As of December 31, 2004 and 2003, all of Union National's investment securities have been classified as available-for-sale. Securities classified as available-for-sale are those debt securities that Union National intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Union National possesses the ability, subject to credit impairment, to hold each security in its investment portfolio to maturity. However, Union National recognizes that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, Union National has designated its investment securities as being available-for-sale. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of Union National's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income, a component of stockholders' equity.

Beginning in 2002, in light of record-low interest rates, Union National began to purchase certain types of mortgage-backed and asset-backed securities to better position its investment portfolio for a subsequent increase in interest rates. At December 31, 2004, the total amortized cost of Union National's mortgage-backed and asset-backed securities amounted to $53,523,000. These security purchases were funded through investment cash flows, payments received on Union National's investment in a pool of residential mortgage loans and additional FHLB borrowings. These securities were generally purchased at a premium as their coupons were higher than current market interest rates. Based on high prepayment speeds on these securities, the premium paid for these securities has been amortized quickly which has reduced recorded yields. In the future, as interest rates rise and prepayment speeds slow down, the recorded yields on the remaining balance of these securities will increase. The weighted-average yield on mortgage-backed and asset-backed securities was 3.82% at December 31, 2004, as compared to 3.57% at December 31, 2003, and 3.43% at December 31, 2002. With high prepayment speeds experienced, the estimated average life of these securities is relatively short and the recorded yield on these securities is still comparable to other investments with similar maturities and also compares favorably to current short-term market interest rates. Cash flows from these securities and changes in market interest rates are considered in the bank's net

        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussion.

Total expected cash flows from investment securities, including estimated prepayments and expected call options, is currently estimated at $17,870,000 for 2004, which represents approximately 17% of the bank's investment securities as compared to $26,259,000 or approximately 28% as estimated at December 31, 2003, for 2004. The estimated amount of expected cash flows from investment securities will vary significantly with changes in assumed interest rates. For example, an increase in interest rates will decrease the level of prepayments received on mortgage-backed securities. These factors affecting the bank's investment securities are included in the bank's net interest income simulation model. See sections on Liquidity and Market Risk - Interest Rate Risk for further discussions on these risks.

Management periodically assesses the strategy of selling mortgage-backed securities and other available-for-sale securities. Investment security purchases and sales are effected in order to enhance the bank's net interest margin, while managing liquidity and interest rate risk within specified limits. Based on the current interest rate environment, management will be evaluating its available-for-sale portfolio for possible opportunities to increase its earnings for the year 2005 and future years through potential investment security sales.

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by national statistical rating organizations. As of December 31, 2004, Union National had one corporate debt security that was rated below investment grade and was carried at a fair value of $211,000. This security had an unrealized gain of $2,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at December 31, 2004, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of December 31, 2004, Union National held corporate debt securities with a total fair value of $16,253,000, and net unrealized gains on these securities amounted to $143,000. In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

The following shows the summary of investment securities held by Union National:

  (In thousands)                 Carrying Value at December 31,
                                _________________________________
                                   2004       2003      2002
                                __________ __________ __________
                                Available- Available- Available-
                                 for-Sale   for-Sale   for-Sale
                                __________ __________ __________
Obligations of State
 and Political Subdivisions.....$  28,049  $  26,621  $  24,262

Obligations of U.S.
 Government Agencies............    5,253          -          -
Mortgage-Backed Securities......   51,697     47,220     45,392
Asset-Backed Securities.........    1,659      2,228      3,470
Corporate Securities............   16,253     20,603     17,224
Equity Securities...............      579        394        331
                                __________ __________ __________
Total...........................$ 103,490  $  97,066  $  90,679
                                ========== ========== ==========

The following table illustrates the maturities of investment securities and the weighted-average yields based upon amortized cost as of December 31, 2004. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


                          Within     1 - 5     5 - 10     Over
    (In thousands)        1 Year     Years      Years   10 Years
                         ________   _______   ________  _________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value..............$     -   $   126    $ 2,643   $25,280
  Amortized Cost..........      -       120      2,536    24,687
  Yield...................             6.25%      7.96%     6.90%
Obligations of U.S. Government Agencies by Contractual Maturity:*
  Fair Value..............      -     5,253          -         -
  Amortized Cost..........      -     5,265          -         -
  Yield...................             3.83%
Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value..............      -       130     11,901    39,666
  Amortized Cost..........      -       129     12,017    39,734
  Yield...................             2.86%      4.07%     3.62%
Asset-Backed Securities by Contractual Maturity:*
  Fair Value..............      -         -      1,659         -
  Amortized Cost..........      -         -      1,643         -
  Yield...................                        6.86%
Corporate Securities:
  Fair Value..............      -     6,294      3,188     6,771
  Amortized Cost..........      -     6,354      3,165     6,591
  Yield...................             4.48%      6.62%     6.93%
Equity Securities:
  Fair Value..............
  Amortized Cost..........
  Yield...................
                         ________   _______   ________  _________
Total Securities:
  Fair Value..............$     -   $11,803    $19,391   $71,717
  Amortized Cost..........      -    11,868     19,361    71,012
  Yield...................             4.19%      5.23%     5.07%
                         ========   =======   ========  =========

* It is anticipated that these mortgage-backed and asset-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for these securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


    (In thousands)           Total
                          _________
Available-for-Sale Securities:
Obligations of State and Political Subdivisions:
  Fair Value..............$ 28,049
  Amortized Cost..........  27,343
  Yield...................    7.00%
Obligations of U.S. Government Agencies by Contractual Maturity:*
  Fair Value..............   5,253
  Amortized Cost..........   5,265
  Yield...................    3.83%
Mortgage-Backed Securities by Contractual Maturity:*
  Fair Value..............  51,697
  Amortized Cost..........  51,880
  Yield...................    3.72%
Asset-Backed Securities by Contractual Maturity:*
  Fair Value..............   1,659
  Amortized Cost..........   1,643
  Yield...................    6.86%
Corporate Securities:
  Fair Value..............  16,253
  Amortized Cost..........  16,110
  Yield...................    5.90%
Equity Securities:
  Fair Value..............     579
  Amortized Cost..........     370
  Yield...................    3.73%
                           _________
Total Securities:
  Fair Value..............$103,490
  Amortized Cost.......... 102 611
  Yield...................    4.99%
                          =========

* It is anticipated that these mortgage-backed and asset-backed securities will be repaid prior to their contractual maturity dates. The weighted-average yield for these securities is impacted for normal amortization and estimated prepayments based on current market interest rates.


        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

LOANS

Net loans were $263,001,000 at December 31, 2004, representing a 16.7% increase over net loans of $225,381,000 at December 31, 2003. As shown in the following table, the increase in loans was primarily due to an increase in commercial and agricultural loans. There was also moderate growth in residential real estate loans which was primarily a result of an increase in home equity lines of credit. In addition, there has been a decline in the balance of purchased loans (residential mortgages and manufactured housing loans) from 2003 to 2004. Purchased loans decreased by $4,777,000 during 2004 to a balance of $16,570,000 at December 31, 2004.

At December 31, 2004, there were no loan concentrations over 10% of loans outstanding to any one category or borrower. However, loans secured by real estate constitute 87% of the bank's loan portfolio; consequently, the quality of these loans is affected by the region's economy and real estate market. Total net loans with variable-rate pricing amounted to $169,157,000 at December 31, 2004, and $126,380,000 at December 31, 2003. See section on
Market Risk - Interest Rate Risk.

Other than as described herein, management does not believe there are any trends, events or uncertainties which are reasonably expected to have a material adverse impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may result in the inability of loans amounting to $394,000 to comply with their respective repayment terms. These loans are not considered impaired as defined by current generally accepted accounting principles since it is only possible, but not probable that they will not be able to comply with their respective repayment terms. This represents a decrease from the amount of $1,879,000 at December 31, 2003, and is primarily a result of numerous loans being classified as impaired during 2004. These loans are secured with real estate, equipment, inventory and vehicles. Management currently believes that potential losses on these loans have already been provided for in the allowance for loan losses. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management expects that a portion of these loans may be classified as nonperforming in 2005. The nonperforming loans table, appearing in the section entitled Nonperforming Assets, does not include the aforementioned loans.

Loans are composed of the following:

                                           December 31,
                              __________________________________
      (In thousands)             2004        2003       2002
                               _________   _________   __________
Real Estate Mortgages:
  First and Second Residential.$121,799    $116,173    $114,441
  Commercial and Industrial....  79,711      64,589      48,411
  Construction and Land
   Development.................   9,396       5,337       5,405
  Agricultural.................  17,423       8,400       7,147
Commercial and Industrial......  12,674      10,075       9,109
Consumer.......................   9,759      11,089       5,416
Agricultural...................   4,614         478         516
Other..........................   7,515       8,929       8,315
                               _________   _________   __________
   Total Loans................. 262,891     225,070     198,760
Add: Unamortized Premium on
     Purchased Loans...........     191         371         358
Less: Unearned Income..........     (81)        (60)        (53)
                               _________   _________   __________
   Loans (Net of Unearned
      Income)..................$263,001    $225,381    $199,065
                               =========   =========   ==========

                                           December 31,
                             ____________________________________
      (In thousands)             2001        2000
                               _________   _________
Real Estate Mortgages:
  First and Second Residential.$127,547    $105,903
  Commercial and Industrial....  35,842      39,126
  Construction and Land
   Development.................   8,388       4,868
  Agricultural.................   7,752       8,763
Commercial and Industrial......   9,141       9,446
Consumer.......................   7,649       8,854
Agricultural...................     569         987
Other..........................   6,172       8,080
                               _________   _________
   Total Loans................. 203,060     186,027
Add: Unamortized Premium on
     Purchased Loans...........     558           -
Less: Unearned Income..........     (37)        (46)
                               _________   _________
   Loans (Net of Unearned
     Income)...................$203,581    $185,981
                               =========   =========

The loan maturities and interest sensitivity of total loans, excluding residential real estate mortgages and consumer loans at December 31, 2004, are as follows:

                                      Years to Maturity*
                            Within    1 - 5    Over
    (In thousands)          1 Year    Years   5 Years   Total
                            _______ ________  _______  _______
Commercial,
  Agricultural and Other....$21,180  $11,893  $88,864  $121,937
Construction and Land
   Development..............  7,362    1,625      409     9,396
                            _______ ________  _______  ________
   Total....................$28,542  $13,518  $89,273  $131,333

Fixed Interest Rates........$ 5,107  $ 5,452  $ 7,024  $ 17,583
Floating or Adjustable
   Interest Rates........... 23,435    8,066   82,249   113,750
                            _______ ________  _______  ________
   Total....................$28,542  $13,518  $89,273  $131,333
                            ======= ========  =======  ========
* Due to interest rate levels, economic conditions and other relevant factors, it is anticipated that there will be loans that are repaid prior to their contractual maturity dates.


NONPERFORMING ASSETS

Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after the past due principal is brought current and deemed collectible in full. If nonaccrual loans had been current and in accordance with their original terms, gross interest income of approximately $118,000 would have been recorded on such loans for the year ended December 31, 2004, and $113,000 for the year ended December 31, 2003. No interest income was recognized on such loans for the years ended December 31, 2004 and 2003. At December 31, 2004, total nonperforming loans amounted to $1,953,000, or 0.7%, of net loans, as compared to $1,342,000, or 0.6% of net loans, at December 31, 2003. The increase in non-performing loans primarily related to several commercial loans that were just beyond 90 days past due at December 31, 2004. Historically, the percent of nonperforming loans to net loans as of December 31, for the previous five-year period, was an average of 0.8%. There are no troubled debt restructurings.

At December 31, 2004, the recorded investment in loans that are considered to be impaired under generally accepted accounting principles was $4,114,000 as compared to $2,418,000 at December 31, 2003. The increase in impaired loans is primarily a result of several commercial loan relationships that became impaired during 2004. The measure of impairment is based on the fair value of collateral securing these loans, which is primarily real estate. The related allowance for loan losses amounted to $442,000 at December 31, 2004, and $373,000 at December 31, 2003.

        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

The following shows the summary of nonperforming loans:



                                            December 31,
                                _________________________________
      (In thousands)               2004        2003      2002
                                ________     ________   _________
Nonaccruing Loans...............$ 1,192     $ 1,334     $ 1,310
Accruing Loans - 90 days or
  more past due.................    761           8         364
                                ________    ________   __________
  Total Nonperforming
    Loans.......................$ 1,953     $ 1,342     $ 1,674
                                ========    ========   ==========
Nonperforming Loans
  as a % of Net Loans...........     .7%         .6%         .8%
                                ========    ========   ==========
Allowance for Loan
  Losses as a % of
    Nonperforming Loans.........    117%        148%        108%
                                ========    ========   ==========
                                     December 31,
                                _________________________
      (In thousands)               2001       2000
                                ________    ________
Nonaccruing Loans...............$ 1,589     $ 1,625
Accruing Loans - 90 days or
  more past due.................    615         164
                                ________    ________
  Total Nonperforming
    Loans.......................$ 2,204     $ 1,789
                                ========    ========
Nonperforming Loans
  as a % of Net Loans...........    1.1%        1.0%
                                ========    ========
Allowance for Loan
  Losses as a % of
  Nonperforming Loans...........     86%        100%
                                ========    ========


Foreclosed real estate includes assets acquired through foreclosure and loans identified as in-substance foreclosures.
There was no foreclosed real estate at December 31, 2004, and $104,000 at December 31, 2003. Foreclosed real estate as of December 31, 2003, consisted of one mixed-use property.

LOAN QUALITY/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Management determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency's (OCC's) most recent examination.

During 2004, an ongoing loan review was performed on selected portions of the loan portfolio by an independent consultant. Senior management evaluates credit risk on a quarterly basis, or more frequently, as circumstances dictate. At December 31, 2004, the percent of loans secured by real estate was 87% of the overall loan portfolio. Union National's current policy requires that the borrower generally provides at least 20% equity for commercial real estate loans. Residential mortgage loans require 20% equity or the purchase of private mortgage insurance.
Certain home equity loans are made with less than 20% equity, but the interest rate on the loan is adjusted to reflect this increased risk.

The allowance for loan losses at December 31, 2004, increased by $303,000 over the prior year. This increase was primarily a result of increased loan balances and $69,000 of the increase related to impaired loans as discussed above. The ratio of the allowance for loan losses to net loans was 0.87% at December 31, 2004, as compared to 0.88% at December 31, 2003. The overall level of the allowance for loan losses has increased over the previous five-year period primarily as a result of loan growth. During the same period, the allowance for loan losses to total loans has declined from 0.96% to 0.87% as a result of an improved net charge-off history and increased overall credit quality. Management believes, based on information currently available, that the current allowance for loan losses of $2,288,000 is adequate to meet potential loan losses. For 2005, management expects loan charge-offs, net of recoveries, to be comparable to the level of net loan charge-offs for 2004.


            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                 2004        2003       2002
                                ________     ________   ________
Average Loans Outstanding.......$244,752     $200,808   $201,976
                                ========     ========   ========
Allowance for Loan Losses,
  Beginning of Year.............$  1,985     $  1,812   $  1,893
Loans Charged-Off During Year:
   Real Estate*.................     112           98        112
   Consumer.....................      25           23         86
   Commercial, Industrial
     and Agricultural...........      24            1        177
                                ________     ________   ________
     Total Charge-Offs..........     161          122        375
Recoveries of Loans
  Previously Charged-Off:
   Real Estate*.................      24            -         53
   Consumer.....................      35           21         52
   Commercial, Industrial
     and Agricultural...........       1            -          5
                                ________     ________   ________
    Total Recoveries............      60           21        110
                                ________     ________   ________
    Net Loans Charged-Off.......     101          101        265
Provision for Loan Losses
  Charged to Operations.........     404          274        184
                                ________     ________   ________
Allowance for Loan Losses,
  End of Year...................$  2,288     $  1,985   $  1,812
                                ========     ========   ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding.............    .04%         .05%       .13%
                                ========     ========   ========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year................    .87%         .88%       .91%
                                ========     ========   ========

* During this five-year period, there were no charge-offs or recoveries of real estate construction loans.

                                      Years Ended December 31,
                                _________________________________
    (In thousands)                2001         2000
                                ________     ________
Average Loans Outstanding.......$186,877    $ 182,728
                                ========     ========
Allowance for Loan Losses,
  Beginning of Year.............$  1,787     $  1,783
Loans Charged-Off During Year:
   Real Estate*.................     133          162
   Consumer.....................     167           92
   Commercial, Industrial
     and Agricultural...........     240          169
                                ________     ________
     Total Charge-Offs..........     540          423
Recoveries of Loans
  Previously Charged-Off:
   Real Estate*.................       5            1
   Consumer.....................      54           22
   Commercial, Industrial
     and Agricultural...........      11            7
                                ________     ________
    Total Recoveries............      70           30
                                ________     ________
    Net Loans Charged-Off.......     470          393
Provision for Loan Losses
  Charged to Operations.........     576          397
                                ________     ________
Allowance for Loan Losses,
  End of Year...................$  1,893     $  1,787
                                ========     ========
Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding.............    .25%         .22%
                                ========     ========
Ratio of Allowance for
  Loan Losses to Net Loans
  at End of Year................    .93%         .96%
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


                              Amount          Percent of Loans
                          (In thousands)      in each Category
                        _________________     __________________
December 31, 2004:
 Commercial, Industrial
  and Agricultural...........$  1,293                 50%
 Real Estate-
  Residential Mortgages......     514                 46
 Consumer....................     147                  4
 Unallocated.................     334                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  2,288                100%
                             ==========              =====

December 31, 2003:
 Commercial, Industrial
  and Agricultural...........$  1,091                 43%
 Real Estate-
  Residential Mortgages......     450                 52
 Consumer....................     152                  5
 Unallocated.................     292                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,985                100%
                             ==========              =====
December 31, 2002:
 Commercial, Industrial
  and Agricultural...........$  1,078                 39%
 Real Estate-
  Residential Mortgages......     231                 58
 Consumer....................     184                  3
 Unallocated.................     319                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,812                100%
                             ==========              =====
December 31, 2001:
 Commercial, Industrial
  and Agricultural...........$  1,131                 33%
 Real Estate-
  Residential Mortgages......     250                 63
 Consumer....................     266                  4
 Unallocated.................     246                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,893                100%
                             ==========              =====
December 31, 2000:
 Commercial, Industrial
  and Agricultural...........$    971                 38%
 Real Estate-
  Residential Mortgages......     430                 57
 Consumer....................     129                  5
 Unallocated.................     257                  -
                             __________              _____
    Total Allowance for
       Loan Losses...........$  1,787                100%
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

  * acquisition of brokered certificates of deposit (CDs) and CDs through the CDARS program as discussed below;

  * payments on loans and mortgage-backed securities; and

  * a growing core deposit base.

Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds the bank's minimum defined level. There are no known trends, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of December 31, 2004, the bank had received long-term advances of $88,630,000 and short-term advances of $1,500,000 from its available credit of $129,706,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. At December 31, 2004, total outstanding long-term borrowings had a weighted-average rate of 3.54%. At December 31, 2003, total long-term borrowings were $73,874,000 and had a weighted-average rate of 3.90%. As of December 31, 2004, advances of $19,406,000 are due in 2005 and advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

In January 2004, Union National became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $10 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity.
As of December 31, 2004, Union National had $21,332,000 outstanding in brokered CDs and in CDs acquired through the CDARS program.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

           Off-Balance Sheet Arrangements and Aggregate
                     Contractual Obligations

The following table represents Union National's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2004:

(In thousands)    Less Than    1-3      4-5    Over 5
                   1 Year     Years    Years    Years    Total
                 __________  _______  _______  _______  ________
Time Deposits..... $62,043   $29,541  $ 9,411  $    13  $101,008
Long-Term Debt....  17,906    34,984    3,100   32,640    88,630
Junior Subordinated
  Debentures......       -         -        -   11,341    11,341
Real Estate Purchase
  Contract........       -     1,300        -        -     1,300
Operating Leases..     135       197      189      210       731
                  _________  _______  _______  _______  ________
 Total............ $80,084   $66,022  $12,700  $44,204  $203,010
                  =========  =======  =======  =======  ========


In addition, Union National, in the conduct of business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Union National is contracted with its core data processor for the provision of certain services including transaction processing, branch automation and communication services, trust processing, ATM processing and various other services. Payments under these contracts amounted to $671,000 for the year ended December 31, 2004. Future payments under these contracts will vary based on transaction and account volumes and may also reflect inflationary cost adjustments. The majority of this contract expires in November 2008 and any early termination will require the payment of a substantial penalty. Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of Union National.

The real estate purchase contract included in the table above relates to a contract for the purchase of a property located in East Hempfield Township, PA to be used for the development of a new retail branch location. It is anticipated that settlement of this transaction will occur in January 2006.

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

In addition, Union National utilizes an interest rate-sensitivity report called a "GAP" report, which illustrates the time intervals of cash flows or the next repricing date of interest-earning assets and interest-bearing liabilities. Union National's GAP report at December 31, 2004, reflects a positive rate-sensitivity position throughout the first year, in that rate-sensitive assets exceed rate-sensitive liabilities. The following analysis reflects cumulative rate-sensitive assets of $185,154,000, as compared to cumulative rate-sensitive liabilities of $167,494,000 as of the one-year time frame. Union National's cumulative interest-sensitivity gap for the one-year time frame is 4.4% of total assets at December 31, 2004, as compared to 9.8% at December 31, 2003. Union National manages the interest-sensitivity gap for the one-year time frame with a guideline of plus 15% to negative 15% of total assets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

The interest rate sensitivity analysis for Union National with investment securities at amortized cost at December 31, 2004, is as follows:


INTEREST RATE SENSITIVITY

                          1 - 90   91 - 365    1 - 3     3 - 5
  (In thousands)           Days      Days      Years     Years
                         ________  ________  ________  _________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset-Backed Securities:
 Variable................$    366  $  1,057  $     44  $      10
 Fixed...................   5,030    11,008    20,359      9,629
 Other Investment
   Securities and
   Other Earning Assets..   7,478     1,421     4,305     12,574
Net Loans:
 Variable................  96,730    28,774    32,911      9,676
 Fixed...................  12,212    21,078    30,344     14,688
                         ________  ________  ________  _________
  TOTAL..................$121,816  $ 63,338  $ 87,963  $  46,577
                         ========  ========  ========  =========
LIABILITIES
Deposits:
 Interest-Bearing Demand.$    700  $      -  $      -  $       -
 Money Market............  54,648         -         -          -
 Savings.................     450     1,578         -          -
 Time....................  23,937    38,106    29,541      9,411

FHLB Advances and
 Other Borrowings........  33,655    14,420    20,680      3,100
                         ________  ________  ________  _________
   TOTAL.................$113,390  $ 54,104  $ 50,221  $  12,511
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap.........$  8,426  $ 17,660  $ 55,402   $ 89,468
                         ========  ========  ========  =========
Cumulative Interest-
 Sensitivity Gap as a Percent
 of Total Assets.........     2.1%      4.4%     13.9%      22.4%
                         ========  ========  ========  =========
                          Over 5
  (In thousands)           Years     Total
                         ________  ________
ASSETS
Earning Assets:
 Mortgage-Backed and Asset-Backed Securities:
 Variable................ $      -  $  1,477
 Fixed...................    6,020    52,046
 Other Investment Securities
   and Other
   Earning Assets........   28,311    54,089
Net Loans:
 Variable................    1,066   169,157
 Fixed...................   15,754    94,076
                          _________ _________
  TOTAL.................. $ 51,151  $370,845
                          ========= =========
LIABILITIES
Deposits:
 Interest-Bearing Demand. $ 39,828  $ 40,528
 Money Market............        -    54,648
 Savings.................   30,168    32,196
 Time....................       13   101,008

FHLB Advances and
 Other Borrowings........   32,640   104,495
                          _________ _________
   TOTAL................. $102,649  $332,875
                          ========= =========
Cumulative Interest-
 Sensitivity Gap......... $ 37,970
                          =========
Cumulative Interest-
  Sensitivity Gap as a Percent
  of Total Assets........      9.5%
                          =========

The amount of assets and liabilities shown, which reprice or mature during a particular period, were determined based on the earlier of when it reprices or when it is to be repaid for each asset or liability. Callable investment securities are reflected based on the security's anticipated call date where the call on the security is likely when compared to the current interest rate yield curve. Also, loans and mortgage-backed securities are reflected based on contractual amortization or contractual interest rate adjustments and on estimates for prepayments and refinancings based on current market interest rates. Interest-bearing demand and savings deposits have always been considered a stable source of funds, and although the rates are subject to change, rates on these accounts historically have not changed as quickly or as often as other loan and deposit rates. Based on an historical analysis during periods of rising interest rates, a portion of these deposits will invest in higher yielding instruments. This portion is determined to be sensitive to interest rate fluctuations in the earliest periods. Management believes that the remaining balances of these deposits are not repriceable based on current industry experience. Management currently does not expect to adjust the interest rates on these deposit balances in any significant amount that would materially affect its GAP or income simulation models.

Certain shortcomings are inherent in the method of analysis presented in the foregoing schedule. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain repriceable assets, such as adjustable-rate securities or loans, have features like annual and lifetime rate caps or floors that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, a change in market interest rates from the interest rate scenarios that existed on December 31, 2004, would likely cause assumptions, such as estimated prepayment speeds, refinancings, embedded options, early withdrawals and FHLB advance conversion clauses to significantly change the GAP results above. Based on current market interest rates, the $25,000,000 in FHLB convertible advances that are currently convertible on a quarterly basis will not convert and are shown in the GAP report above based on their maturity date. In addition, as included in the bank's simulation model these advances will also not convert if market interest rates increase 2%.

In an effort to assess market risk, Union National utilizes a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction of changes in market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS  continued

As a result of the simulation model, the following reflects Union
National's net interest income and net income sensitivity analysis as of December 31, 2004 and 2003:



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
                             of 2%      of 1%    Rates     of 2%
                           __________ _______ _________ _________
Net Interest Income:
 Policy Limit..............   <10%        -        -       <10%
Hypothetical Percent Decrease
  In Net Interest Income
  from Current Rate Scenario:
   As of December 31, 2004. Not Modeled  <2%       -         -
   As of December 31, 2003. Not Modeled   -        -         -

Net Income:
 Hypothetical Percent Decrease
  from Prior Year's Net Income:
   As of December 31, 2004. Not Modeled  <4%       -         -
   As of December 31, 2003. Not Modeled   -        -         -


As of December 31, 2004 and 2003, only a one-percent decline in interest rates was modeled based on management's assessment of potential future interest rate levels. The preceding schedule indicates that as of December 31, 2004, a hypothetical 1% decline in prevailing market interest rates would cause Union National's net interest income to decline less than 2% from the current rate scenario. After adjusting for income taxes, a 1% decline in rates would cause less than a 4% impact to Union National's net income in comparison to the net income earned for 2004. The preceding schedule also indicates that a 2% increase in interest rates as of December 31, 2004, would have an immaterial positive impact on Union National's net interest income and net income. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

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

  * adding to or restructuring of fixed-rate and floating-rate advances from the FHLB; and

  * issuing $3,093,000 in junior subordinated debentures.

The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

STOCKHOLDERS' EQUITY

Union National and the bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities. See Note 13 to the Consolidated
Financial Statements for additional details.

Items which could impact future capital resources of Union National include the contract discussed above for $1,300,000 for the purchase of property for a new retail branch location that is expected to settle in January 2006. In addition, in February 2005, Union National entered into a construction contract with PWCampbell Contracting Company of Pittsburgh, PA for the design and construction of a new retail office location. This retail office location will be constructed on a leased lot located in East Lampeter Township, Lancaster County, PA. The contract is for a projected total amount of $1,209,000 and it is currently anticipated that construction will begin during the Summer of 2005. There will be additional costs beyond the contract amounts detailed here related to the construction, furniture and equipment needed for these two new office locations. There are no other known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2005.

Union National's average stockholders' equity to average assets ratio, which measures the adequacy of capital, was 7.05% for 2004, as compared to 8.25% for 2003. The decline in this ratio is primarily a result of growth in average assets and repurchases of common stock during 2004. The repurchases of common stock, which totaled 100,489 shares at a cost of $2,260,000, were funded by the issuance of junior subordinated debentures as discussed earlier in the section on Net Interest Income. The dividend payout ratio, which represents the percentage of earnings returned to the stockholders in the form of cash dividends, was 47.8% for 2004 and 48.9% for 2003.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render Union National insolvent. Union National's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the bank. Payment of dividends to Union National by the bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the bank to declare dividends in 2005 of approximately $2,274,000, plus an amount equal to the net profits of the bank in 2005 up to the date of any such dividend declaration.

Union National maintains a Dividend Reinvestment and Stock Purchase Plan. Holders of common stock may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends and optional cash payments within specified limits at prevailing market prices. At December 31, 2004, the enrollment in the plan was approximately 20% of the shares outstanding. As of December 31, 2004, 130,400 shares have been issued under Union National's Dividend Reinvestment and Stock Purchase Plan. Union National had approximately 1,381 stockholders (including stockholders of record and individual participants in security position listings) at December 31, 2004, and approximately 1,403 stockholders at December 31, 2003.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS continued

USA PATRIOT Act

On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The impact of this Act is not expected to be material to Union National.

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

Throughout 2002, 2003 and 2004, the SEC and Nasdaq Stock Market issued new regulations affecting our corporate governance and heightening our disclosure requirements. In addition, Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2006. In accordance with
Section 404, Union National will be required to report on its internal control over financial reporting as of December 31, 2006. To allow for proper reporting on the internal control over financial reporting, Union National will need to identify, document and test key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of Section 404.
The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

We cannot predict what other legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

                            BOARD OF DIRECTORS


Nancy Shaub Colarik
Retired Senior Officer from Banking

William E. Eby
Retired Bank President/CEO

Mark D. Gainer
President/CEO, Union National Financial Corporation and Union
National Community Bank

James R. Godfrey
Senior Consultant, The Benecon Group

Carl R. Hallgren, Esq.
Attorney-Treasurer, Morgan, Hallgren, Croswell and Kane P.C.

William M. Nies
Real Estate Developer/Sales, L.M.S. Commercial Real Estate

Darwin A. Nissley
Partner, Nissley Brothers

Lloyd C. Pickell
Lloyd C. Pickell, PA

Benjamin W. Piersol, Jr., R.Ph.
Vice President and Co-Owner, Sloan's Pharmacy, Inc.

Donald H. Wolgemuth
Partner, Donegal Producers

RETIRED DIRECTORS

Daniel H. Raffensperger
President and Chairman of the Board, Continental Press, Inc.

Dan began his tenure on January 9, 1992. He retired from the Financial Corporation in April of 2004, and from the bank's Board of Directors in December 2004. Although Dan has retired from the bank's Board of Directors, he is still very active at Continental Press - a company founded in 1937 by his father. Dan and his wife Karen enjoy spending time with their two children and four grandchildren. He also finds the time to golf, which is a sport at which he excels; however, being in the publishing business, he also finds time to read current publications and biographies.

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

                        ELIZABETHTOWN
         1275 South Market Street, Elizabethtown, PA 17022

                          HEMPFIELD
           190 Stony Battery Road, Landisville, PA 17538

                           MANHEIM
              701 Lancaster Road, Manheim, PA 17545

                         MANHEIM TWP
           38 East Roseville Road, Lancaster, PA 17601

                           MAYTOWN
              100 West High Street, Maytown, PA 17550

                          MOUNT JOY
             101 East Main Street, Mount Joy, PA 17552

                  www.uncb.com  *  717-492-2222

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

Union National Capital Trust II     Delaware Statutory Trust

                        EXHIBIT 23.1
                        ____________

   Consent of Beard Miller Company LLP, Independent Auditors

             CONSENT OF BEARD MILLER COMPANY LLP
                    INDEPENDENT AUDITORS





Regarding:


Registration Statements, File No. 33-80093, 333-8073, No. 333-
27837 and 333-107326


     We consent to the incorporation by reference in the above listed Registration Statements of our report dated January 21, 2005, relating to the consolidated financial statements of Union National Financial Corporation incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2004.



                             /s/ BEARD MILLER COMPANY LLP


Harrisburg, Pennsylvania
March 28, 2005

                        EXHIBIT 31.1
                        ____________

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


                     By  /s/ Mark D. Gainer
                         __________________
                         President/CEO

                     Date: March 29, 2005

                        EXHIBIT 31.2
                        ____________

Rule 13a-14(a)/15d-14(a) Certification of CFO

                        EXHIBIT 31.1
          RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CFO

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


                     By  /s/ Clement M. Hoober
                         _____________________
                         Treasurer/CFO

                     Date: March 29, 2005

                        EXHIBIT 32
                        __________

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

     In connection with the annual report of Union National Financial Corporation on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement
M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                          By /s/ Mark D. Gainer
                             __________________
                             President/CEO

                          Date: March 29, 2005


                          By /s/ Clement M. Hoober
                             _____________________
                             Treasurer/CFO

                          Date: March 29, 2005