Form 10-Q
period 2005-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2005-05-13
CIK 874482

Form 10-Q
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2005
                                  _____________________________
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,531,821     shares of $.25 (par) common stock were
_________________
outstanding as of May 5, 2005
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-5

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            6-15

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   15-16

  Item 4  - Controls and Procedures                       16-17

PART II   - OTHER INFORMATION
            _________________

  Item 1  - Legal Proceedings                                18

  Item 2  - Unregistered Sales of Equity Securities and
            Use of Proceeds                                  18

  Item 3  - Defaults Upon Senior Securities                  18

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 18

  Item 5  - Other Information                                18

  Item 6  - Exhibits                                         18

Signature Page                                               19

  Exhibit 31.1 - Certification of Principal Executive
                 Officer Pursuant to Exchange Act Rules
                 13a-14(a)/15d-14(a) as Added by Section
                 302 of the Sarbanes-Oxley Act of 2002    20-21

  Exhibit 31.2 - Certification of Principal Financial
                 Officer Pursuant to Exchange Act Rules
                 13a-14(a)/15d-14(a) as Added by Section
                 302 of the Sarbanes-Oxley Act of 2002    22-23

    Exhibit 32 - Certification of Principal Executive
                 Officer and Principal Financial Officer
                 Pursuant to 18 U.S.C. Section 1350 as
                 Added by Section 906 of the
                 Sarbanes-Oxley Act of 2002               24-25

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)3/31/05   12/31/04
                                          (Unaudited)  (Audited)
                                          ______________________

ASSETS

Cash and Due from Banks                     $  13,571  $   9,803
Interest-Bearing Deposits in Other Banks          198         40
                                            ____________________
   Total Cash and Cash Equivalents             13,769      9,843

Investment Securities Available-for-Sale      107,368    103,490
Loans Held for Sale                                 -        232

Loans(Net of Unearned Income)                 267,649    263,001
   Less: Allowance for Loan Losses             (2,430)    (2,288)
                                            ____________________
   Net Loans                                  265,219    260,713

Premises and Equipment - Net                    6,425      6,517
Restricted Investment in Bank Stocks            4,845      4,961

Bank-Owned Life Insurance                       9,591      9,487
Other Assets                                    4,987      4,047
                                            ____________________
   TOTAL ASSETS                             $ 412,204  $ 399,290
                                            ====================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $  39,902  $  37,590
 Interest-Bearing                             235,239    228,380
                                            ____________________
    Total Deposits                            275,141    265,970

Short-Term Borrowings                           7,458      4,524
Long-Term Debt                                 89,723     88,630
Junior Subordinated Debentures                 11,341     11,341
Other Liabilities                               2,021      1,972
                                            ____________________
    TOTAL LIABILITIES                         385,684    372,437

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           732        698
  Shares: Authorized - 20,000,000; Issued -
  2,928,978 in 2005 (2,792,046 in 2004)
  Outstanding - 2,528,396 in 2005 (2,402,206
  in 2004)
Surplus                                        12,709      9,570
Retained Earnings                              21,236     23,644
Accumulated Other Comprehensive Income/(Loss)    (238)       581
Treasury Stock - 400,582 shares in
 2005 (389,840 in 2004), at cost               (7,919)    (7,640)
                                            ____________________
    TOTAL STOCKHOLDERS' EQUITY                 26,520     26,853
                                            ____________________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 412,204  $ 399,290

                                            ====================

The accompanying notes are an integral part of the consolidated financial statements.

* The Stockholders' Equity and share information as of March 31,
2005, reflects the 5% stock dividend declared by the Corporation's Board of Directors on April 21, 2005, payable on
May 20, 2005, to stockholders of record on May 5, 2005


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                          2005           2004
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans           $    4,315     $    3,672
Investment Securities:
  Taxable Interest                          849            735
  Tax-Exempt Interest                       293            288
  Dividends                                  55             18
Other                                         1              2
                                     ____________________________
 Total Interest Income                    5,513          4,715

INTEREST EXPENSE
Deposits                                    934            732
Short-Term Borrowings                        48             11
Long-Term Debt                              799            775
Junior Subordinated Debentures              153             84
                                     ____________________________
   Total Interest Expense                 1,934          1,602
                                     ____________________________
   Net Interest Income                    3,579          3,113

PROVISION for LOAN LOSSES                   124             57
                                     ____________________________
Net Interest Income after Provision
  for Loan Losses                         3,455          3,056

OTHER OPERATING INCOME
Income from Fiduciary Activities             71             71
Service Charges on Deposit Accounts         359            362
Other Service Charges, Commissions, Fees    184            141
Alternative Investment Sales Commissions    170            149
Investment Securities Gains                  21             87
Mortgage Banking Activities                  46             67
Earnings from Bank-Owned Life Insurance     104             97
Other Income                                 54             17
                                     ____________________________
    Total Other Operating Income          1,009            991

OTHER OPERATING EXPENSES
Salaries and Wages                        1,441          1,331
Retirement Plan and Other Employee
  Benefits                                  479            375
Net Occupancy Expense                       228            219
Furniture and Equipment Expense             173            166
Professional Fees                           172            161
Data Processing Services                    173            165
Pennsylvania Shares Tax                      38             55
Advertising and Marketing Expenses           75             71
ATM Processing Expenses                      86             73
Other Operating Expenses                    605            514
                                     ____________________________
    Total Other Operating Expenses        3,470          3,130
                                     ____________________________
    Income before Income Taxes              994            917

PROVISION for INCOME TAXES                  172            144
                                     ____________________________
    NET INCOME for PERIOD            $      822     $      773
                                     ============================
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.33     $     0.30
 Net Income for Period - Assuming
   Dilution                                0.32           0.30
 Cash Dividends                           0.152          0.152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $      822     $      773
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)on
  Investment Securities
  Available-for-Sale Arising During
  Period                                   (805)           463
Reclassification Adjustment for Gains
   Included in Net Income                   (14)           (58)
                                     ____________________________
     Total Other Comprehensive
      Income/(Loss)                        (819)           405
                                     ____________________________
COMPREHENSIVE INCOME for PERIOD      $        3     $    1,178
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

*Per share information is adjusted to reflect the 5% stock dividend declared by the Corporation's Board of Directors on April 21, 2005, payable on May 20, 2005, to stockholders of record on May 5, 2005.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended March 31,
                                     ____________________________
         (In thousands)                   2005            2004
                                     ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $       822    $      773
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization              234           220
  Provision for Loan Losses                  124            57
  Net Amortization of Investment
   Securities' Premiums                      236           308
  Investment Securities Gains                (21)          (87)
  Provision for Deferred Income Taxes        178           (49)
  Earnings from Bank-Owned Life Insurance   (104)          (97)
  Gains on Loans Sold                        (23)          (41)
  Proceeds from Sales of Loans             1,173         1,368
  Loans Originated for Sale                 (918)       (1,215)
  (Increase)/Decrease in Accrued
    Interest Receivable                     (186)           14
  Increase in Other Assets                  (541)         (217)
  Increase in Other Liabilities               49           305
                                     ____________________________
   Net Cash Provided by
    Operating Activities                   1,023         1,339


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities           2,939         7,748
Proceeds from Maturities of
   Available-for-Sale Securities           4,979         3,386
Purchases of Available-for-Sale
   Securities                            (13,251)      (10,724)
Net (Purchases)/Sales of Restricted
   Investments in Bank Stocks                116          (252)
Net Loans Made to Customers               (4,630)       (6,121)
Purchases of Premises and Equipment          (88)         (307)
                                     ____________________________
   Net Cash Used in
   Investing Activities                   (9,935)       (6,270)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
  and Savings Accounts                     6,081         5,094
Net Increase in Time Deposits              3,090         1,602
Net Increase/(Decrease) in Short-Term
   Borrowings                              2,934        (5,453)
Proceeds from Issuance of Long-Term Debt   4,123         8,740
Payment on Long-Term Debt                 (3,030)       (1,000)
Acquisition of Treasury Stock               (279)       (1,265)
Issuance of Common Stock                     303           195
Cash Dividends Paid                         (384)         (393)
                                     ____________________________
   Net Cash Provided by Financing
    Activities                            12,838         7,520
                                     ____________________________
Net Increase in Cash and Cash
  Equivalents                              3,926         2,589

CASH and CASH EQUIVALENTS -
  Beginning of Year                        9,843         8,679
                                     ____________________________
CASH and CASH EQUIVALENTS -
  End of Period                      $    13,769    $   11,268
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                           $     1,905    $    1,514
  Income Taxes                                 -             -

The accompanying notes are an integral part of the consolidated financial statements.


            UNION NATIONAL FINANCIAL CORPORATION
                   MOUNT JOY, PENNSYLVANIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the consolidated financial statements contained in the 2004
Annual Report to Stockholders.

3. All share and per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the board of directors on April 21, 2005, payable on May 20, 2005, to stockholders of record on May 5, 2005. A total of approximately 120,424 shares will be issued on May 20, 2005, under the 5% stock dividend. The weighted-average number of shares of common stock outstanding was as follows:

                                   Basic      Assuming Dilution
                                   _____      _________________
   Three months ended:
       March 31, 2005            2,522,424       2,574,099
       March 31, 2004            2,563,531       2,612,367


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

                                             Three Months
                                            Ended March 31,
(In thousands, except per share data)       _______________
                                             2005    2004
                                            ______  _______
Net Income - As Reported                    $  822  $  773
Less: Stock Based Compensation Cost              -     (24)
                                            _______ _______
Net Income - Pro Forma                      $  822  $  749
                                            ======= =======

Net Income Per Share:
  As Reported (Basic)                       $ 0.33  $ 0.30
  As Reported (Assuming Dilution)             0.32    0.30
  Pro Forma (Basic)                           0.33    0.29
  Pro Forma (Assuming Dilution)               0.32    0.29



5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had outstanding standby letters of credit of $3,429,000 as of March 31, 2005, and $4,503,000 as of
December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of March 31, 2005, and December 31, 2004, for guarantees under standby letters of credit issued is not material.

6. In December 2004, the Financial Accounting Standards Board
(FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123(R). Under the new rule, Union National is required to adopt SFAS No. 123(R) in the first annual period beginning after June 15, 2005. Union National has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. Union National will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R).

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

   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation, a bank holding company, and its wholly-owned subsidiary, Union National Community Bank. Union National's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established during December 2003 and October 2004, respectively, for the purpose of issuing $11,000,000 of trust capital securities. This discussion should be read in conjunction with the 2004 Annual Report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

As permitted by SFAS No. 123, Union National accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under Union National's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Generally, Statement No. 123(R) eliminates the accounting provisions of APB No. 25 and requires the fair-value of stock options to be reflected in the income statement as an expense. Statement No. 123(R) will be effective for Union National in the first quarter of 2006. Union National is currently evaluating the impact of the adoption of this pronouncement in light of its current stock-based compensation programs and anticipated future plans. See
Note 6 for additional information.

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended March 31, 2005, was $822,000, an increase of 6.3% as compared to consolidated net income of $773,000 for the same period of 2004. After adjusting for the impact of the 5% stock dividend that is payable on May 20, 2005, basic earnings per share for the three months ended March 31, 2005, amounted to $0.33 and diluted earnings per share amounted to $0.32, as compared to basic and diluted earnings per share of $0.30 for the three months ended March 31, 2004.

The following items impacted results of operations for the three months ended March 31, 2005, as compared to the same period of 2004:
   * Net income increased due to a $462,000, or 14.0%, increase in net interest income (on a taxable equivalent basis) that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings.
   * Net income increased due to an $84,000, or 9.3%, increase in other operating income (excluding investment securities gains).
   * Net income decreased due to a $66,000 decrease in gains on the sale of investment securities.
   * Net income decreased due to a $67,000 increase in the provision for loan losses.
   * Net income decreased due to a $340,000, or 10.9%, increase in other operating expenses, primarily as a result of increased salaries and wage costs and related employee benefits.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:

                               Three Months Ended March 31,
                               ____________________________
                                   2005             2004
                                  ______           ______
ROE                               12.53%           11.35%
ROE (Realized Equity)             12.61%           11.89%


For Union National, accumulated other comprehensive income/(loss) is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and deposits for the remainder of 2005. It is expected that loan and deposit growth will be driven largely by the acquisition of new commercial and agricultural business relationships. The expansion of our commercial and agricultural banking business continues to be a strategic focus for Union National. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. In addition, Union National is currently in the process of establishing a leasing department to augment the other commercial products and services that Union National currently offers.

During the first three months of 2005, Union National experienced strong commercial and agricultural loan demand. However, there was a slight decline in other loan categories. Overall loan balances have increased by $4,648,000, or 7.1% on an annualized basis, since the beginning of 2005.

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

In order to enhance net interest income in future periods, management has entered into transactions that increase earning assets funded by advances from the FHLB. As of March 31, 2005, the bank had received long-term advances of $89,723,000 from its available credit of $141,055,000 at the FHLB for purposes of funding loan demand and security purchases. The total advances have maturities that range from April 2005 to December 2013. Total FHLB advances outstanding at March 31, 2005, represent an increase of $8,109,000 from March 31, 2004, and the average interest rate on these borrowings has decreased to 3.63% from 3.81%.

During 2003 and 2004, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 5.58% at March 31, 2005, and 4.02% at March 31, 2004.
In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $7,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National used the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies.

In comparing the three months ended March 31, 2005, to the same period of 2004, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $471,000. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 14.4% for the three months ended March 31, 2005, as compared to the same period of 2004.

The overall interest rate on the average total earning assets for the three months ended

March 31, 2005, was 6.08%, as compared to 5.99% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.32% for the three months ended March 31, 2005, and 2.19% for the three months ended March 31, 2004. The net effect of these interest rate changes was to decrease net interest income in the amount of $9,000 for the three months ended March 31, 2005, over the same period of 2004. The net interest margin percentage for the three months ended March 31, 2005, was 4.02%, as compared to 4.03% for the same period of 2004.

For the remainder of 2005, it is currently anticipated that Union National's net interest margin percentage will be slightly lower than current levels. However, income from growth in earning assets which occurred during 2004, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2005 in comparison to the same period of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of March 31, 2005, may result in net interest income for the remainder of 2005 that reflects a moderate increase over the net interest income earned during the same period of 2004. Expected growth in earning assets during the remainder of 2005 should also increase Union National's net interest earnings. This expected growth was not reflected in the model at March 31, 2005. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,591,000 at March 31, 2005. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2005, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $124,000 for the three months ended March 31, 2005, as compared to $57,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, Union National had net recoveries of $18,000 and for the same period of 2004 there were net charge-offs of $5,000. The increased provision for loan losses in 2005 can be primarily attributed to growth in outstanding loan balances. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See discussion on Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other operating income (excluding investment securities gains) for the three months ended March 31, 2005, was $988,000, representing an increase of $84,000 or 9.3%, from the same period of 2004. The increase in income for the three-month period was primarily a result of an increase in debit card interchange income of $31,000, an increase of $21,000 in commissions earned on the sale of alternative investment products and an increase in merchant credit card fees of $14,000.

Investment securities gains amounted to $21,000 in the first quarter of 2005, as compared to $87,000 for the first three months of 2004.

Other Operating Expenses

The aggregate of other operating expenses increased by $340,000, or 10.9%, for the three months ended March 31, 2005, as compared to the same period of 2004. The increases in other operating expenses are discussed below as they pertain to the various expense categories.

During the first quarter of 2005, salaries and wages increased by $110,000 in comparison to the first quarter of 2004. This increase was essentially due to sales staff additions and annual merit and cost-of-living increases.

Employee benefit costs increased by $103,000 for the first quarter of 2005 as compared to 2004. Increased employee benefit costs related to increased staff and salary levels and increased health insurance premiums.

Other changes in operating expenses during the first quarter of 2005 in comparison to the same period of 2004 included the following (in thousands):

                                    Increases/(Decreases)
                                    _____________________
   Occupancy & Equipment Costs      $          16
   Professional Fees                           11
   Pennsylvania Shares Tax                    (17)
   ATM Processing Expenses                     13
   Donations                                   34


There were also smaller increases in various other expense categories. The decrease in Pennsylvania Shares Tax was due to an increase in donations made under the PA Educational Improvement Tax Credit program. Under this program Union National receives a 90% tax credit for contributions to certain qualifying scholarship or educational improvement organizations.

Income Taxes

Union National's income tax expense increased by $28,000 for the three months ended March 31, 2005, as compared to the same period of last year. Union National's effective tax rates were as follows:

                                 Three Months Ended
                                 __________________
March 31, 2005                          17.3%
March 31, 2004                          15.7%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. As of March 31, 2005, Union National had a net deferred tax asset of $880,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and in addition, Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2006. In accordance with Section 404, Union National will be required to report on its internal control over financial reporting as of December 31, 2006. To allow for proper reporting on the internal control over financial reporting, Union National will need to identify, document and test key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of Section 404. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $230,000 to comply with their respective repayment terms. This compares to the amount of $394,000 at December 31, 2004. These loans are secured with real estate. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses.
These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2005.

At March 31, 2005, total nonperforming loans amounted to $1,336,000, or 0.5% of net loans, as compared to a level of $1,953,000, or 0.7%, at December 31, 2004. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.8%.


Schedule of Nonperforming Assets:
                                    March 31,      December 31,
(In thousands)                        2005             2004
                                  ____________     ____________
Nonaccruing Loans                 $      1,336     $      1,192
Accrual Loans - 90 days or more
  past due                                   -              761
Restructured Accrual Loans                   -                -
                                  ____________     ____________
     Total Nonperforming Loan            1,336            1,953
Foreclosed Real Estate                       -                -
                                  ____________     ____________
     Total Nonperforming Assets   $      1,336     $      1,953
                                  ============     ============

Nonperforming Loans
   as a % of Net Loans                     0.5%             0.7%
                                  ============     ============
Allowance for Loan Losses
   as a % of Nonperforming Loans           182%             117%
                                  ============     ============

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of March 31, 2005, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $208,000 and had unrealized losses of $1,000. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.
This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at March 31, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of March 31, 2005, Union National held corporate debt securities with a total fair value of $14,962,000 and net unrealized losses on these securities amounted to $112,000. Subsequent to the end of the quarter, securities with a carrying value of $1,981,000 at March 31, 2005, were downgraded to below investment grade. These securities have maturities that range from February 2007 to January 2009 and Union National currently expects that any decline in the fair value of these securities will be temporary.

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

Management believes, based on information currently available, that the current allowance for loan losses of $2,430,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2005 to be comparable to the level of net loan charge-offs for the same period of 2004.

Analysis of Allowance for Loan Losses:

                                       Three Months Ended
                                            March 31,
(In thousands)                           2005        2004
                                       ________    ________
Average Total Loans Outstanding
   (Less Unearned Income)              $265,124    $229,114
                                       ========    ========
Allowance for Loan Losses,
   Beginning of Period                 $  2,288    $  1,985
Loans Charged-Off During Period               3           9
Recoveries of Loans Previously
   Charged-Off                               21           4
                                       ________    ________
Net Loans Charged-Off/(Recovered)           (18)          5
Addition to Provision for Loan Losses
   Charged to Operations                    124          57
                                       ________    ________
Allowance for Loan Losses,
   End of Period                       $  2,430    $  2,037
                                       ========    ========


Ratio of Net Loans Charged-Off/
  (Recovered) to Average Loans
  Outstanding (Annualized)                 (.03)%       .01%
                                       ========    ========
Ratio of Allowance for Loan Losses to
  Net Loans at End of Period               0.91%       0.88%
                                       ========    ========


Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
   * proceeds from the sale or maturity of investment securities;
   * overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
   * acquisition of brokered certificates of deposit (CDs) and CDs issued through the CDARS program as discussed below;
   * payments on loans and mortgage-backed securities; and
   * a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds the bank's minimum defined levels. There are no known trends, except the anticipated loan and deposit growth previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of March 31, 2005, the bank had received long-term advances of $89,723,000 from its available credit of $141,055,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding FHLB borrowings at March 31, 2005, had a weighted-average rate of 3.63% and total FHLB borrowings of $81,614,000 at March 31, 2004, had a weighted-average rate of 3.81%. As of March 31, 2005, advances of $16,876,000 are due in the next twelve months, advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis and an additional $5,000,000 of borrowings will be convertible by the FHLB in February 2006. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

In January 2004, Union National became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $15 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity. As of March 31, 2005, Union National had $25,080,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed below concerning Union National's common stock repurchase plan, Union National's planned retail branch expansion and the Federal Reserve position on trust capital securities, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for the remainder of 2005.

On April 21, 2005, the Board of Directors of Union National Financial Corporation approved the purchase of up to 100,000 shares of its outstanding common stock. These repurchases, in open market and privately negotiated transactions, will be made periodically by management and will generally offset shares issued under Union National's stock option and dividend reinvestment plans. The Board of Directors believes that a repurchase of this type is in the best interests of Union National and its stockholders as a method to enhance long-term shareholder value.

In February 2005, Union National entered into a construction contract with PWCampbell Contracting Company of Pittsburgh, PA for the design and construction of a new retail office location. This retail office location will be constructed on a leased lot located in East Lampeter Township, Lancaster County, PA. The contract is for a projected total amount of $1,209,000 and it is currently anticipated that construction will begin during the Summer of 2005. In addition, in November 2004, Union National became obligated for the purchase of real estate located in Lancaster County, PA in the amount of $1,300,000. It is currently anticipated that settlement of this transaction will occur in January 2006. It is also currently anticipated that Union National will construct a retail banking facility on this property in the future. There will be additional costs beyond the contract amounts detailed here related to the construction, furniture and equipment needed for these two new office locations.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2005, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2005, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

                                           March 31, December 31,
                                             2005        2004
 (In thousands)                            _________   _________
Union National Financial Corporation:
_____________________________________
Tier I Capital                             $  35,647   $  34,999
Tier II Capital                                4,606       4,625
                                           _________   _________
  Total Qualifying Capital                 $  40,253   $  39,624
                                           =========   =========

Risk-adjusted On-balance Sheet Assets      $ 292,890   $ 286,436
Risk-adjusted Off-balance Sheet Exposure      37,201      41,629
                                           _________   _________
   Total Risk-adjusted Assets              $ 330,091   $ 328,065
                                           =========   =========

Actual Capital Ratio:
 Tier I Capital to Average Total Assets         8.86%       8.96%
 Minimum Required                               4.00        4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                 10.80%      10.67%
 Minimum Required                               4.00        4.00


 Total Capital Ratio - Actual                  12.19%      12.08%
 Minimum Required                               8.00        8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement           $  13,846   $  13,379
                                           =========   =========
Union National Community Bank:
______________________________
Tier I Capital                             $  34,329   $  33,878
Tier II Capital                                2,430       2,288
                                           _________   _________
  Total Qualifying Capital                 $  36,759   $  36,166
                                           =========   =========

Risk-adjusted On-balance Sheet Assets      $ 291,826   $ 285,383
Risk-adjusted Off-balance Sheet Exposure      37,201      41,629
                                           _________   _________
   Total Risk-adjusted Assets              $ 329,027   $ 327,012
                                           =========   =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets         8.56%       8.70%
 Minimum Required                               4.00        4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                  5.00        5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                 10.43%      10.36%
 Minimum Required                               4.00        4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                  6.00        6.00

 Total Capital Ratio - Actual                  11.17%      11.06%
 Minimum Required                               8.00        8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 10.00       10.00


Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement           $  10,437   $  10,005
                                           =========   =========


Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $8,919,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $2,081,000, is included in Tier II regulatory capital above. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

The simulation model currently indicates that a hypothetical one-percent general decline in prevailing market interest rates over a one-year period will have a nominal negative impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. Only a decline in interest rates of one-percent was modeled at March 31, 2005, based on management's assessment of potential future interest rate levels. In addition, a hypothetical two-percent general rise in rates will have a nominal positive impact on net interest income over the next twelve months.

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

Union National managed its interest rate risk position in 2005 by the following:
   * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
   * repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare for any future increase in interest rates;
   * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
   * adding to or restructuring of fixed-rate and floating-rate advances from the FHLB.
The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

                 Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2005, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the quarter ended March 31, 2005, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

           ISSUER PURCHASES OF EQUITY SECURITIES


                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
                     Purchased      per Share      or Programs*
_________________________________________________________________
January 1, 2005 to
January 31, 2005       2,817         $26.87           2,817

February 1, 2005 to
February 28, 2005        986         $26.05             986

March 1, 2005 to
March 31, 2005         6,939         $25.62           6,939
                      ______                         ______
Total                 10,742         $25.99          10,742
                      ======                         ======

*On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. In addition, on April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
January 1, 2005 to
January 31, 2005                        16,185

February 1, 2005 to
February 28, 2005                       15,199

March 1, 2005 to
March 31, 2005                           8,260

Total


*On December 19, 2003, the Board of Directors of Union National authorized and approved a plan to purchase up to 120,000 shares of its outstanding common stock in open market or privately negotiated transactions. In addition, on April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.


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

                           Date: May 13, 2005



                           By /s/ Clement M. Hoober
                              _______________________
                              Clement M. Hoober
                              Treasurer/Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                           Date: May 13, 2005

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


                         By /s/ Mark D. Gainer
                            ________________________
                            President/CEO

                         Date: May 13, 2005

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


                         By /s/ Clement M. Hoober
                            ________________________
                            Treasurer/CFO

                         Date: May 13, 2005

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




                          By /s/ Mark D. Gainer
                             _________________________
                             President/CEO

                          Date: May 13, 2005


                          By /s/ Clement M. Hoober
                             _________________________
                             Treasurer/CFO

                          Date: May 13, 2005