Form 10-Q
period 2005-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2005-08-12
CIK 874482

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2005
                                    _____________________________

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,509,668     shares of $.25 (par) common stock were
_________________
outstanding as of August 9, 2005
                  ______________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-6

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            7-18

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   18-19

  Item 4  - Controls and Procedures                          19

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                20

  Item 2  - Unregistered Sales of Equity Securities and
            Use of Proceeds                                  20

  Item 3  - Defaults Upon Senior Securities                  20

  Item 4  - Submission of Matters to a Vote of
            Security Holders                              20-21

  Item 5  - Other Information                                21

  Item 6  - Exhibits                                         21

Signature Page                                               22

 Exhibit 31.1 - Certification of Principal Executive
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   23-24

 Exhibit 31.2 - Certification of Principal Financial
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   25-26

 Exhibit 32  -  Certification of Principal Executive
                Officer and Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as
                Added by Section 906 of the Sarbanes-
                Oxley Act of 2002                         27-28

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)6/30/05   12/31/04
                                           (Unaudited) (Audited)
                                            _____________________
ASSETS

Cash and Due from Banks                     $  10,749  $   9,803
Interest-Bearing Deposits in Other Banks          149         40
                                            _____________________
  Total Cash and Cash Equivalents              10,898      9,843

Investment Securities Available-for-Sale      111,196    103,490
Loans Held for Sale                               143        232

Loans and Leases(Net of Unearned Income)      282,558    263,001
Less: Allowance for Loan and Lease Losses      (2,561)    (2,288)
                                            _____________________
   Net Loans and Leases                       279,997    260,713

Premises and Equipment - Net                    6,540      6,517
Restricted Investment in Bank Stocks            5,006      4,961

Bank-Owned Life Insurance                       9,692      9,487
Other Assets                                    4,565      4,047
                                            _____________________
   TOTAL ASSETS                             $ 428,037  $ 399,290
                                            =====================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $  42,545  $  37,590
 Interest-Bearing                             242,916    228,380
                                            _____________________
    Total Deposits                            285,461    265,970

Short-Term Borrowings                          12,489      4,524
Long-Term Debt                                 89,017     88,630
Junior Subordinated Debentures                 11,341     11,341
Other Liabilities                               2,250      1,972
                                            _____________________
    TOTAL LIABILITIES                         400,558    372,437

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           735        698
  Shares: Authorized - 20,000,000; Issued -
  2,939,883 in 2005 (2,772,657 in 2004)
  Outstanding - 2,511,930 in 2005 (2,412,166
  in 2004)
Surplus                                        12,930      9,570
Retained Earnings                              21,706     23,644
Accumulated Other Comprehensive Income            611        581
Treasury Stock - 427,953 shares in
 2005 (360,491 in 2004), at cost               (8,503)    (7,640)
                                            _____________________
    TOTAL STOCKHOLDERS' EQUITY                 27,479     26,853
                                            _____________________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 428,037  $ 399,290
                                            =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                     Three Months Ended June 30,
                                     ____________________________
                                          2005           2004
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                             $    4,501     $    3,720
Investment Securities:
  Taxable Interest                          889            730
  Tax-Exempt Interest                       309            281
  Dividends                                  56             27
Other                                         8              1
                                     ____________________________
 Total Interest Income                    5,763          4,759

INTEREST EXPENSE
Deposits                                  1,124            716
Short-Term Borrowings                        68             21
Long-Term Debt                              889            765
Junior Subordinated Debentures              165             84
                                     ____________________________
   Total Interest Expense                 2,246          1,586
                                     ____________________________
   Net Interest Income                    3,517          3,173

PROVISION for LOAN and LEASE LOSSES         144             99
                                     ____________________________
Net Interest Income after Provision
  for Loan and Lease Losses               3,373          3,074

OTHER OPERATING INCOME
Income from Fiduciary Activities             72             43
Service Charges on Deposit Accounts         411            389
Other Service Charges, Commissions,
  Fees                                      226            177
Alternative Investment Sales
  Commissions                               193            149
Investment Securities Gains                  14             77
Mortgage Banking Activities                  61             55
Earnings from Bank-Owned Life
  Insurance                                 101             91
Other Income                                 66             43
                                     ____________________________
    Total Other Operating Income          1,144          1,024

OTHER OPERATING EXPENSES
Salaries and Wages                        1,472          1,387
Retirement Plan and Other
  Employee Benefits                         408            341
Net Occupancy Expense                       219            191
Furniture and Equipment Expense             179            166
Professional Fees                           152            121
Data Processing Services                    178            161
Pennsylvania Shares Tax                      77             71
Advertising and Marketing Expenses          134            117
ATM Processing Expenses                      90             76
Other Operating Expenses                    564            503
                                     ____________________________
    Total Other Operating Expenses        3,473          3,134
                                     ____________________________
    Income before Income Taxes            1,044            964

PROVISION for INCOME TAXES                  185            172
                                     ____________________________
    NET INCOME for PERIOD            $      859     $      792
                                     ============================
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.34     $     0.31
 Net Income for Period - Assuming
  Dilution                                 0.34           0.31
 Cash Dividends                           0.152          0.152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $      859     $      792
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                    858         (1,674)
Reclassification Adjustment for Gains
   Included in Net Income                    (9)           (50)
                                     ____________________________
Total Other Comprehensive Income/
  (Loss)                                    849         (1,724)
                                     ____________________________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                         $    1,708     $     (932)
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                       Six Months Ended June 30,
                                     ____________________________
                                          2005           2004
                                     ____________________________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                             $    8,816     $    7,392
Investment Securities:
  Taxable Interest                        1,738          1,465
  Tax-Exempt Interest                       602            569
  Dividends                                 111             45
Other                                         9              3
                                     ____________________________
 Total Interest Income                   11,276          9,474

INTEREST EXPENSE
Deposits                                  2,058          1,448
Short-Term Borrowings                       116             32
Long-Term Debt                            1,688          1,540
Junior Subordinated Debentures              318            168
                                     ____________________________
   Total Interest Expense                 4,180          3,188
                                     ____________________________
   Net Interest Income                    7,096          6,286

PROVISION for LOAN and LEASE LOSSES         268            156
                                     ____________________________
Net Interest Income after Provision
  for Loan and Lease Losses               6,828          6,130

OTHER OPERATING INCOME
Income from Fiduciary Activities            143            114
Service Charges on Deposit Accounts         770            751
Other Service Charges, Commissions,
  Fees                                      410            318
Alternative Investment Sales
  Commissions                               363            298
Investment Securities Gains                  35            164
Mortgage Banking Activities                 107            122
Earnings from Bank-Owned Life
  Insurance                                 205            188
Other Income                                120             60
                                     ____________________________
    Total Other Operating Income          2,153          2,015

OTHER OPERATING EXPENSES
Salaries and Wages                        2,913          2,718
Retirement Plan and Other
  Employee Benefits                         887            716
Net Occupancy Expense                       447            410
Furniture and Equipment Expense             352            332
Professional Fees                           324            282
Data Processing Services                    351            326
Pennsylvania Shares Tax                     115            126
Advertising and Marketing Expenses          209            188
ATM Processing Expenses                     176            149
Other Operating Expenses                  1,169          1,017
                                     ____________________________
    Total Other Operating Expenses        6,943          6,264
                                     ____________________________
    Income before Income Taxes            2,038          1,881

PROVISION for INCOME TAXES                  357            316
                                     ____________________________
    NET INCOME for PERIOD            $    1,681     $    1,565
                                     ============================
PER SHARE INFORMATION
 Net Income for Period - Basic       $     0.67     $     0.62
 Net Income for Period - Assuming
  Dilution                                 0.65           0.60
 Cash Dividends                           0.305          0.305

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period                $    1,681     $    1,565
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                     53         (1,211)
Reclassification Adjustment for Gains
   Included in Net Income                   (23)          (108)
                                     ____________________________
Total Other Comprehensive Income/
  (Loss)                                     30         (1,319)
                                     ____________________________
COMPREHENSIVE INCOME/(LOSS)
  for PERIOD                         $    1,711     $      246
                                     ============================
The accompanying notes are an integral part of the consolidated financial statements.



Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Six Months Ended June 30,
                                   ____________________________
       (In thousands)                   2005            2004
                                   ____________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                           $     1,681    $    1,565
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization                457           451
Provision for Loan and Lease Losses          268           156
Net Amortization of Investment
  Securities' Premiums                       470           630
Investment Securities Gains                  (35)         (164)
Provision for Deferred Income Taxes          150           (54)
Earnings from Bank-Owned Life
  Insurance                                 (205)         (188)
Gains on Loans Sold                          (59)          (68)
Proceeds from Sales of Loans               2,871         2,829
Loans Originated for Sale                 (2,723)       (2,938)
Increase in Accrued Interest
  Receivable                                (122)          (52)
Increase in Other Assets                    (629)         (200)
Increase in Other Liabilities                278           114
                                     ____________________________
   Net Cash Provided by
     Operating Activities                  2,402         2,081


CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities           6,452        14,223
Proceeds from Maturities of
   Available-for-Sale Securities           8,987         7,683
Purchases of Available-for-Sale
   Securities                            (23,534)      (20,561)
Net Purchases of Restricted
   Investments in Bank Stocks                (45)         (459)
Net Loans and Leases Made to Customers   (19,552)      (21,069)
Purchases of Premises and Equipment         (374)         (457)
Purchase of Bank-Owned Life Insurance          -        (1,300)
                                     ____________________________

   Net Cash Used in
     Investing Activities                (28,066)      (21,940)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                      6,691        15,456
Net Increase in Time Deposits             12,800         3,418
Net Increase/(Decrease) in
  Short-Term Borrowings                    7,965        (1,330)
Proceeds from Issuance of
  Long-Term Debt                          15,837        10,740
Payment on Long-Term Debt                (15,450)       (4,587)
Acquisition of Treasury Stock               (863)       (1,687)
Issuance of Common Stock                     513           296
Cash Dividends Paid                         (774)         (777)
                                     ____________________________
   Net Cash Provided by Financing
   Activities                             26,719        21,529
                                     ____________________________
Net Increase in Cash and
  Cash Equivalents                         1,055         1,670

CASH and CASH EQUIVALENTS -
  Beginning of Year                        9,843         8,679
                                     ____________________________
CASH and CASH EQUIVALENTS -
  End of Period                      $    10,898    $   10,349
                                     ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    3,918    $    3,129
  Income Taxes                               415           200

The accompanying notes are an integral part of the consolidated financial statements.


            UNION NATIONAL FINANCIAL CORPORATION
                  MOUNT JOY, PENNSYLVANIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2. These statements should be read in conjunction with notes to the consolidated financial statements contained in the 2004
Annual Report to Stockholders.

3. All share and per share computations include the retroactive effect of stock dividends. This includes the 5% stock dividend declared by the board of directors on April 21, 2005, payable on May 20, 2005, to stockholders of record on May 5, 2005. A total of 120,424 shares were issued on May 20, 2005, under the 5% stock dividend. The weighted-average number of shares of common stock outstanding was as follows:


                                  Basic     Assuming Dilution
                                  _____     _________________
   Three months ended:
        June 30, 2005           2,525,983        2,562,763
        June 30, 2004           2,524,631        2,577,104
   Six months ended:
        June 30, 2005           2,523,906        2,568,133
        June 30, 2004           2,544,081        2,594,736


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



                                   Three Months    Six Months
                                  Ended June 30,  Ended June 30,
                                  ______________  ______________
                                   2005    2004    2005    2004
                                  ______  ______  ______  ______
(In thousands, except per share data)
Net Income - As Reported          $  859  $  792  $1,681  $1,565
Less: Stock Based Compensation
  Cost                                (8)    (33)     (8)    (57)
                                  ______  ______  ______  ______
Net Income - Pro Forma            $  851  $  759  $1,673  $1,508
                                  ======  ======  ======  ======

Net Income Per Share:
  As Reported (Basic)             $ 0.34  $ 0.31  $ 0.67  $ 0.62
  As Reported (Assuming Dilution)   0.34    0.31    0.65    0.60
  Pro Forma (Basic)                 0.34    0.30    0.66    0.59
  Pro Forma (Assuming Dilution)     0.33    0.29    0.65    0.58


5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had outstanding standby letters of credit of $4,006,000 as of June 30, 2005, and $4,503,000 as of
December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2005, and December 31, 2004, for guarantees under standby letters of credit issued is not material.

6. Subsequent to the end of the second quarter, Home Team Financial, LLC, a new mortgage company subsidiary of Union National Community Bank, began operations. Home Team Financial, LLC offers mortgage brokerage services in several different states. It is anticipated that under the authority of Union National Community Bank's national charter, Home Team Financial will expand into additional states and will also commence mortgage banking operations in addition to offering mortgage brokerage services.

Home Team Financial was formed along with John Neihart and Kevin Glackin who previously owned and operated Home Team Mortgage, Inc. Home Team Financial acquired certain assets of Home Team Mortgage and the employees of Home Team Mortgage became employees of Home Team Financial. Mr. Neihart and Mr. Glackin together have a 2% ownership interest in Home Team Financial, but in accordance with various agreements they will initially receive a greater percentage of the profits of Home Team Financial. Union National will begin to buy Mr. Neihart's and Mr. Glackin's interests in the company in 2011 and will complete this purchase over a total five-year period of time. Mr. Neihart's and Mr. Glackin's ownership interests and net profit distributions will be gradually reduced over the buyout period. The acquisition of their interests will be at amounts based on the future earnings of the company. The buyout payments are not expected to have a significant impact on the financial condition of Union National.

7. In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections". Statement No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It is currently anticipated that the adoption of the provisions of Statement No. 154 will not have a material impact on Union National's consolidated financial statements.

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

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

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after June 30, 2004. The adoption of SAB 105 did not have a material effect on Union National's consolidated financial statements.

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

Union National's provision for loan and lease losses and the level of the allowance for loan and lease losses involve significant estimates by management in evaluating the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is increased by a charge to the provision for loan and lease losses. Management's evaluation is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan and lease losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended June 30, 2005, was $859,000, an increase of 8.5% as compared to consolidated net income of $792,000 for the same period of 2004. Basic and diluted earnings per share for the three months ended June 30, 2005, amounted to $0.34, as compared to basic and diluted earnings per share of $0.31 for the three months ended June 30, 2004. For the six months ended June 30, 2005, consolidated net income was $1,681,000, an increase of 7.4% as compared to consolidated net income of $1,565,000 for the same period of 2004. Basic earnings per share for the six months ended June 30, 2005, amounted to $0.67 and diluted earnings per share amounted to $0.65, as compared to basic earnings per share of $0.62 and diluted earnings per share of $0.60 for the same period of 2004.

The following items impacted the results of operations for the three months and six months ended June 30, 2005, as compared to the same periods of 2004:
   * Net income increased due to an increase in net interest income that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings. For the three months ended June 30, 2005, net interest income (on a taxable equivalent basis) increased by $361,000, or 10.7%, as compared to the same period of 2004 and for the six months ended June 30, 2005, net interest income increased by $823,000, or 12.3%, as compared to the same period of 2004.
   * Net income increased due to an increase in other operating income. Excluding investment securities gains, other operating income increased 19.3% for the three months and 14.4% for the six months ended June 30, 2005, as compared to the same periods of 2004.
   * Net income decreased due to a decrease in gains on the sale of investment securities.
   * Net income decreased due to an increase in the provision for loan and lease losses.
   * Net income decreased due to an increase in other operating expenses. For the three months ended June 30, 2005, other operating expenses increased by $339,000, or 10.8%, as compared to the same period of 2004 and for the six months ended June 30, 2005, other operating expenses increased by $679,000, or 10.8%, as compared to the same period of 2004. The increase in operating expenses primarily related to key strategic initiatives which included key additions to our sales team and support staff.
The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:


            Three Months Ended June 30, Six Months Ended June 30,
            ___________________________ _________________________
               2005             2004       2005           2004
            __________       __________ __________     __________

ROE           12.38%           12.42%     12.45%         11.87%
ROE
 (Realized
  Equity)     12.59%           12.53%     12.60%         12.20%

For Union National, accumulated other comprehensive income/(loss) is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and leases and deposits for the remainder of 2005. It is expected that loan and deposit growth will be driven largely by the acquisition of new commercial and agricultural business relationships. The expansion of our commercial and agricultural banking business continues to be a strategic focus for Union National. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. In addition, Union National recently established a leasing department to augment the other commercial products and services that are currently offered. As of June 30, 2005, leases outstanding totaled $221,000.

During the first six months of 2005, Union National experienced strong commercial loan demand and moderate growth in consumer loans. Offsetting these increases were decreases in residential mortgage balances as well as a decline in the balances of purchased residential mortgage and consumer loans. Overall loan balances have increased by $19,557,000 since the beginning of 2005.

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

Net Interest Income

Net interest income is the amount by which interest income on loans, leases and investments exceeds interest incurred on deposits and borrowings. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.

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

As an additional source of funding for asset growth, management has utilized advances from the Federal Home Loan Bank of Pittsburgh (FHLB). As of June 30, 2005, the bank had outstanding long-term advances of $89,017,000 and short-term advances of $2,180,000 from its available credit of $163,515,000 at the FHLB for purposes of funding loan demand and security purchases. The long-term advances have maturities that range from August 2005 to December 2013. Total FHLB advances outstanding at June 30, 2005, represent an increase of $8,650,000 from June 30, 2004, and the average interest rate on these borrowings has increased to 3.99% from 3.71% at June 30, 2004.

During 2003 and 2004, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 6.06% at June 30, 2005, and 4.02% at June 30, 2004. In
October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $7,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National used the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies.

In comparing the three months ended June 30, 2005, to the same period of 2004, average earning assets increased by 14.7%. This growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. The net effect of volume growth in average earning assets and interest-bearing liabilities was to increase net interest income by $460,000.

The overall interest rate on the average total earning assets for the three months ended June 30, 2005, was 6.14%, as compared to 5.83% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.57% for the three months ended June 30, 2005, and 2.11% for the three months ended June 30, 2004. The net effect of these interest rate changes was to decrease net interest income in the amount of $99,000 for the three months ended June 30, 2005, over the same period of 2004. The net interest margin percentage for the three months ended June 30, 2005, was 3.83%, as compared to 3.96% for the same period of 2004.

In comparing the six months ended June 30, 2005, to the same period of 2004, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $931,000. Average earning assets increased by 14.6% for the six months ended June 30, 2005, as compared to the same period of 2004.

The overall interest rate on the average total earning assets for the six months ended June 30, 2005, was 6.11%, as compared to 5.91% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.45% for the six months ended June 30, 2005, and 2.15% for the six months ended June 30, 2004. The net effect of these interest rate changes was to decrease net interest income in the amount of $108,000 for the six months ended June 30, 2005, over the same period of 2004. The net interest margin percentage for the six months ended June 30, 2005, was 3.92%, as compared to 4.00% for the same period of 2004.

For the remainder of 2005, it is currently anticipated that Union National's net interest margin percentage will be slightly lower than current levels. However, income from growth in earning assets which occurred during the last six months of 2004 and the first six months of 2005, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2005 in comparison to the same period of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of June 30, 2005, may result in net interest income for the remainder of 2005 that reflects a moderate increase over the net interest income earned during the same period of 2004. Expected growth in earning assets during the remainder of 2005 should also increase Union National's net interest earnings. This expected growth was not reflected in the model at June 30, 2005. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.
Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,692,000 at June 30, 2005. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2005, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan and Lease Losses

The loan and lease loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases. The provision is based on management's analysis of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses was $144,000 for the three months ended June 30, 2005, as compared to $99,000 for the three months ended June 30, 2004. For the six-month period, the provision for loan and lease losses was $268,000, as compared to $156,000 for the same period of 2004. For the three months ended June 30, 2005, Union National had net charge-offs of $13,000 and for the same period of 2004 there were net charge-offs of $5,000. For the six months ended June 30, 2005, Union National had net recoveries that amounted to $5,000 as compared to net charge-offs of $10,000 for the same period of 2004. The increased provision for loan and lease losses in 2005 can be primarily attributed to growth in outstanding loan and lease balances. Future adjustments to the allowance, and consequently the provision for loan and lease losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans and leases. See discussion on Loan Quality/Allowance for Loan and Lease Losses.

Other Operating Income

Other operating income (excluding investment securities gains) for the three months ended June 30, 2005, was $1,130,000, representing an increase of $183,000 or 19.3%, from the same period of 2004. For the six months ended June 30, 2005, other operating income increased by $267,000, or 14.4%, as compared to the same period of 2004.

The increase in other operating income was primarily a result of the following increases in income in comparing the periods ending
June 30, 2005, to the same periods of 2004:

                             Increases in Other Operating Income
                                       Three Months   Six Months
                                       ____________   __________

    Income from Fiduciary Activities     $   29,000   $   29,000
    Service Charges on Deposit Accounts      22,000       19,000
    Alternative Investment Sales Commissions 44,000       65,000
    Debit Card Interchange Income            21,000       52,000
    Letter of Credit Fees                    29,000       25,000
    Merchant Credit Card Fee Income           7,000       22,000
    Earnings from Bank-Owned Life Insurance  10,000       17,000


The increase in service charges on deposit accounts is primarily from increased insufficient funds charges related to Union
National's "Overdraft Privilege" product.

Investment securities gains declined by $63,000 in the second quarter of 2005 and by $129,000 in the first six months of 2005, as compared to same periods of 2004.

Other Operating Expenses

The aggregate of other operating expenses increased by $339,000, or 10.8%, for the three months ended June 30, 2005, as compared to the same period of 2004. For the six months ended June 30, 2005, other operating expenses increased by $679,000, or 10.8%. The increases in other operating expenses are discussed below as they pertain to the various expense categories.

Salaries and wages increased by $85,000 in the second quarter of 2005 and by $195,000 for the first six months of 2005 in comparison to the same periods of 2004. This increase was essentially due to sales and support staff additions and annual merit and cost-of-living increases.

For the second quarter and the first six months of 2005 in comparison to the same periods of last year, employee benefit costs increased by $67,000 and $171,000, respectively. Increased employee benefit costs related to increased staff and salary levels and increased health insurance premiums.

Occupancy and furniture and equipment expenses increased by $41,000 for the second quarter of 2005 and by $57,000 for the first six months of 2005 in comparison to the same periods of 2004. These increases related primarily to a new commercial banking office that was opened in March 2004 and additional office space that was leased to accommodate our growing commercial and business banking group and their support staff. There was also expense in 2005 related to land lease payments for a property that will be utilized for a future retail branch expansion.

Professional fees increased by $31,000 for the second quarter of 2005 and by $42,000 for the first six months of 2005 in comparison to the same periods of 2004. Increased professional fees expense was primarily a result of increased legal and consulting fees relating to various strategic initiatives.

There was also an increase in expense related to Union National's "Cash Back Checking" account. With this account customers can earn cash back of up to 0.7% of debit card purchases during a month. Cash payments to customers increased by $11,000 for the three months ended June 30, 2005, and by $20,000 for the six months ended June 30, 2005, in comparison to the same periods of 2004. In addition, there were also smaller increases in various other expense categories.

Income Taxes

Union National's income tax expense increased by $13,000 for the three months ended June 30, 2005, as compared to the same period of last year. For the six months ended June 30, 2005, income tax expense increased by $41,000 in comparison to the same period of 2004. Union National's effective tax rates were as follows:

                            Three Months Ended  Six Months Ended
                            __________________  ________________
June 30, 2005                       17.7%              17.5%
June 30, 2004                       17.8%              16.8%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. As of June 30, 2005, Union National had a net deferred tax asset of $471,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

Current Initiatives
___________________

In July 2005, Home Team Financial, LLC, a new mortgage company subsidiary of Union National Community Bank, began operations. Home Team Financial, LLC offers mortgage brokerage services in several different states. It is anticipated that under the authority of Union National Community Bank's national charter, Home Team Financial will expand into additional states and will also commence mortgage banking operations in addition to offering mortgage brokerage services.

Home Team Financial was formed along with John Neihart and Kevin Glackin who previously owned and operated Home Team Mortgage, Inc. Home Team Financial acquired certain assets of Home Team Mortgage and the employees of Home Team Mortgage became employees of Home Team Financial. Mr. Neihart and Mr. Glackin will manage the day-to-day operations of Home Team Financial. Mr. Neihart and Mr. Glackin together have a 2% ownership interest in Home Team Financial, but in accordance with various agreements they will initially receive a greater percentage of the profits of Home Team Financial. Also, Union National will begin to buy Mr. Neihart's and Mr. Glackin's interests in the company in 2011 and will complete this purchase over a total five-year period of time. Mr. Neihart's and Mr. Glackin's ownership interests and net profit distributions will be gradually reduced over the buyout period. The acquisition of their interests will be at amounts based on the future earnings of the company. It is currently expected that Home Team Financial will contribute positively to Union National's net income during the remainder of 2005.

In addition to the expansion plans discussed under the section on Stockholders' Equity, Union National also recently announced the construction of a new corporate facility at 570 Lausch Lane in Manheim Township. Union National will lease this space over a term of 15 years and it is currently anticipated that Union National will occupy one and a half floors of this three-story building. Union National expects to sublease the remaining office space. This lease will be classified as an operating lease and will require initial annual payments of $465,750 plus reimbursement of the landlord's operating costs. Partially offsetting this will be any sublease payments Union National will receive. This office will allow Union National to better serve our growing Lancaster County market and it is currently anticipated that Union National will be able to occupy this building in early 2006. Lease payments for this property will begin upon occupancy.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2006. In accordance with Section 404, Union National will be required to report on its internal control over financial reporting as of December 31, 2006. To allow for proper reporting on the internal control over financial reporting, Union National will need to identify, document and test key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of
Section 404. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable specific business conditions may result in the inability of loans amounting to $229,000 to comply with their respective repayment terms. This compares to the amount of $394,000 at December 31, 2004. These loans are secured with real estate. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses.
These loans are not considered impaired as defined by current generally accepted accounting principles. The borrowers are of special mention since they have shown a decline in financial strength and payment quality. Management has increased its monitoring of the borrowers' financial strength. In addition, management currently expects that a portion of these loans may be classified as nonperforming in the remaining months of 2005.

At June 30, 2005, total nonperforming loans amounted to $2,143,000, or 0.8% of net loans, as compared to a level of $1,953,000, or 0.7%, at December 31, 2004. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.8%.

Schedule of Nonperforming Assets:


                                        June 30,    December 31,
(In thousands)                            2005          2004
                                      ____________  ____________

Nonaccruing Loans                     $      2,142  $      1,192
Accrual Loans - 90 days or more
   past due                                      1           761
Restructured Accrual Loans                       -             -
                                      ____________  ____________
     Total Nonperforming Loans               2,143         1,953
Foreclosed Real Estate                           -             -
                                      ____________  ____________
     Total Nonperforming Assets       $      2,143  $      1,953
                                      ============  ============

Nonperforming Loans
   as a % of Net Loans                         0.8%          0.7%
                                      ============  ============

Allowance for Loan and Lease Losses
   as a % of Nonperforming Loans               120%          117%
                                      ============  ============


In addition to the credit risk present in the loan and lease portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of June 30, 2005, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $2,145,000 and had unrealized losses of $120,000. These securities have maturities that range from February 2007 to April 2009. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at June 30, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of June 30, 2005, Union National held corporate debt securities with a total fair value of $15,029,000 and net unrealized losses on these securities amounted to $1,000.

Allowance for Loan and Lease Losses
___________________________________

The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated probable loan and lease losses. Management is responsible for the adequacy of the allowance for loan and lease losses, which is formally reviewed by management on a quarterly basis.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan and lease losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Management determined that no adjustment to the allowance for loan and lease losses was necessary as a result of the OCC's most recent examination.

Management believes, based on information currently available, that the current allowance for loan and lease losses of $2,561,000 is adequate to meet potential loan and lease losses. In addition, management expects loan and lease charge-offs, net of recoveries for the remainder of 2005 to be comparable to the level of net loan charge-offs for the same period of 2004.

Analysis of Allowance for Loan Losses:

                            Three Months Ended  Six Months Ended
                                  June 30,          June 30,
(In thousands)                2005      2004     2005      2004
                            __________________ __________________
Average Total Loans
  and Leases
  Outstanding (Less
  Unearned Income)          $273,448  $238,992 $269,309 $234,053
                            ========  ======== ======== ========
Allowance for Loan
  and Lease Losses,
  Beginning of Period       $  2,430  $  2,037 $  2,288 $  1,985
Loans Charged-Off During
  Period                          14         8       17       17
Recoveries of Loans
  Previously Charged-Off           1         3       22        7
                            ________  ________ ________ ________
Net Loans Charged-Off/
  (Recovered)                     13         5       (5)      10

Addition to Provision for
  Loan and Lease Losses
  Charged to Operations          144        99      268      156
                            ________  ________ ________ ________
Allowance for Loan and
  Lease Losses, End of
  Period                    $  2,561  $  2,131 $  2,561 $  2,131
                            ========  ======== ======== ========

Ratio of Net Loans
  Charged-Off to Average
  Loans Outstanding
  (Annualized)                   .02%      .01%     .00%     .01%
                            ========  ======== ======== ========
Ratio of Allowance for Loan
  and Lease Losses To Net
  Loans at End of Period                           0.91%    0.86%
                                               ======== ========


Liquidity
_________

Union National's objective is to maintain adequate liquidity to fund needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
   * proceeds from the sale or maturity of investment securities;
   * overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
   * acquisition of brokered certificates of deposit (CDs) and CDs issued through the CDARS program as discussed below;
   *  payments on loans and mortgage-backed securities; and
   *  a growing core deposit base.
Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds the bank's minimum defined levels. There are no known trends, except the anticipated loan and lease and deposit growth previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of June 30, 2005, the bank had outstanding long-term advances of $89,017,000 and short-term advances of $2,180,000 from its available credit of $163,515,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases. Total outstanding FHLB borrowings at June 30, 2005, had a weighted-average rate of 3.99% and total FHLB borrowings of $82,547,000 at June 30, 2004, had a weighted-average rate of 3.71%. As of June 30, 2005, advances of $13,223,000 are due in the next twelve months, advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis and an additional $5,000,000 of borrowings will be convertible by the FHLB in February 2006. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

In January 2004, Union National became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $15 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity. As of June 30, 2005, Union National had $33,672,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

Off-Balance Sheet Commitments
_____________________________

Union National is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
Total commitments to extend credit amounted to $109,116,000 at June 30, 2005, as compared to $82,927,000 at December 31, 2004.
Total standby letters of credit amounted to $4,006,000 at June 30, 2005, as compared to $4,503,000 at December 31, 2004.

In addition, in February 2005, Union National entered into a construction contract with PWCampbell Contracting Company of Pittsburgh, PA for the design and construction of a new retail office location. This retail office location will be constructed on a leased lot located in East Lampeter Township, Lancaster County, PA. The contract is for a projected total amount of $1,209,000 and it is currently anticipated that construction will begin later in 2005. In addition, in November 2004, Union National became obligated for the purchase of real estate located in Lancaster County, PA in the amount of $1,300,000. It is currently anticipated that settlement of this transaction will occur in January 2006. It is also currently anticipated that Union National will construct a retail banking facility on this property in the future. There will be additional costs beyond the contract amounts detailed here related to the construction, furniture and equipment needed for these two new office locations.

Stockholders' Equity
____________________

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. Except as discussed above in the section entitled "Off-Balance Sheet Commitments" concerning Union National's planned retail branch expansion and as discussed below concerning Union National's common stock repurchase plan and the Federal Reserve position on trust capital securities, there are no known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for the remainder of 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of June 30, 2005, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:


 (In thousands)                           June 30,   December 31,
                                            2005         2004
                                         ___________  ___________
Union National Financial Corporation:
_____________________________________
Tier I Capital                            $  35,794    $  34,999
Tier II Capital                               4,698        4,625
                                          _________    _________
  Total Qualifying Capital                $  40,492    $  39,624
                                          =========    =========

Risk-adjusted On-balance Sheet Assets     $ 307,061    $ 286,436
Risk-adjusted Off-balance Sheet Exposure     41,084       41,629
                                          _________    _________
   Total Risk-adjusted Assets             $ 348,145    $ 328,065
                                          =========    =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets        8.59%        8.96%
 Minimum Required                              4.00         4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                10.28%       10.67%
 Minimum Required                              4.00         4.00

 Total Capital Ratio - Actual                 11.63%       12.08%
 Minimum Required                              8.00         8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement          $  12,640    $  13,379
                                          =========    =========

Union National Community Bank:
______________________________
Tier I Capital                          $  34,754    $  33,878
Tier II Capital                             2,560        2,288
                                          _________    _________
  Total Qualifying Capital                $  37,314    $  36,166
                                          =========    =========

Risk-adjusted On-balance Sheet Assets     $ 306,006    $ 285,383
Risk-adjusted Off-balance Sheet Exposure     41,084       41,629
                                          _________    _________
   Total Risk-adjusted Assets             $ 347,090    $ 327,012
                                          =========    =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets        8.37%        8.70%
 Minimum Required                              4.00         4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 5.00         5.00


Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual                10.01%       10.36%
 Minimum Required                              4.00         4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                 6.00         6.00


 Total Capital Ratio - Actual                 10.75%       11.06%
 Minimum Required                              8.00         8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions                10.00        10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement          $   9,547    $  10,005
                                          =========    =========

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above as of June 30, 2005, is $8,956,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $2,044,000, is included in Tier II regulatory capital above. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.


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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to Union National's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of Union National's earning assets and interest-bearing liabilities.

The simulation model currently indicates that a two-percent general rise in prevailing market interest rates over a one-year period will have a nominal positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. In addition, based on current interest rates and expectations of future rate changes, Union National modeled a decline in interest rates that assumed a "steepening" interest rate yield curve. Assumptions for this scenario were that short-term rates would fall two-percent, but longer-term rates would decline by a lesser amount. This "steepening" rate scenario showed that this change in interest rates would have less than a three percent negative impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National managed its interest rate risk position in 2005 by the following:
   * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
   * repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare for any future increase in interest rates;
   * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts;
   * adding to or restructuring of fixed-rate and floating-rate advances from the FHLB; and
   * issuing brokered CDs with varying maturities and issuing some brokered CDs that may be called by Union National prior to maturity.
The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income.

                 Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
________________________________________________

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2005, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
____________________________

During the quarter ended June 30, 2005, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds


                 ISSUER PURCHASES OF EQUITY SECURITIES


                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
_________________________________________________________________
April 1, 2005 to
April 30, 2005         3,380         $24.23           3,380

May 1, 2005 to
May 31, 2005           4,833         $21.46           4,833

June 1, 2005 to
June 30, 2005         19,158         $20.79          19,158
                      ______                         ______
Total                 27,371         $21.33          27,371
                      ======                         ======
*On April 21, 2005, the Board of Directors of Union National
authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately
negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
     Period                            Programs*
_________________________________________________________________
April 1, 2005 to
April 30, 2005                          97,927

May 1, 2005 to
May 31, 2005                            93,094

June 1, 2005 to
June 30, 2005                           73,936

Total

*On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.


Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders was held at 10:00
             a.m. on April 27, 2005, at The Gathering Place, 6
             Pine Street, Mount Joy, Pennsylvania, 17552.

         (b) - (c) The following matters were voted upon:

         Four Class C Directors were elected as follows:


                                               Votes   Votes to
                                                Cast   Withhold
         Re-elected             Term Expires   "For"   Authority"
         __________             ____________ _________ __________
         William E. Eby             2008     1,956,953   13,917
         William M. Nies            2008     1,951,595   19,275
         Benjamin W. Piersol, Jr.   2008     1,944,746   26,124
         Donald H. Wolgemuth        2008     1,949,148   21,722

         Directors whose term continued after the meeting:
              Class A Directors
         Nancy Shaub Colarik        2006
         Mark D. Gainer             2006
         James R. Godfrey           2006
         Darwin A. Nissley          2006

              Class B Directors


         Carl R. Hallgren           2007
         Lloyd C. Pickell           2007


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

                           Date: August 12, 2005



                           By  /s/ Clement M. Hoober
                               _____________________
                               Clement M. Hoober
                               Treasurer/Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

                           Date: August 12, 2005

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

                                 Date: August 12, 2005

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

                                 Date: August 12, 2005

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


In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                 By  /s/ Mark D. Gainer
                                     _____________________
                                     President/CEO

                                 Date: August 12, 2005



                                 By  /s/ Clement M. Hoober
                                     _____________________
                                     Treasurer/CFO

                                 Date: August 12, 2005