Form 10-Q
period 2005-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2005-11-14
CIK 874482

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2005
                                    _____________________________

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    2,503,895     shares of $.25 (par) common stock were
_________________
outstanding as of November 7, 2005
                  ________________

                UNION NATIONAL FINANCIAL CORPORATION
                           10Q INDEX                       Page
                                                             #
 PART I    - FINANCIAL INFORMATION:                     _________
            _______________________

   Item 1 - Financial Statements

          - Consolidated Statements of Financial Condition    1

          - Consolidated Statements of Income                 2

          - Consolidated Statements of Comprehensive Income   2

          - Consolidated Statements of Cash Flows             3

          - Notes to Consolidated Financial Statements      4-6

  Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations            7-18

  Item 3  - Quantitative and Qualitative Disclosures About
            Market Risk                                   18-19

  Item 4  - Controls and Procedures                       19-20

PART II   - OTHER INFORMATION
            _________________
  Item 1  - Legal Proceedings                                21

  Item 2  - Unregistered Sales of Equity Securities and
            Use of Proceeds                                  21

  Item 3  - Defaults Upon Senior Securities                  21

  Item 4  - Submission of Matters to a Vote of
            Security Holders                                 21

  Item 5  - Other Information                                21

  Item 6  - Exhibits                                         21

Signature Page                                               22

 Exhibit 31.1 - Certification of Principal Executive
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   23-24

 Exhibit 31.2 - Certification of Principal Financial
                Officer Pursuant to Exchange Act Rules
                13a-14(a)/15d-14(a) as Added by
                Section 302 of the Sarbanes-Oxley Act
                of 2002                                   25-26

 Exhibit 32  -  Certification of Principal Executive
                Officer and Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as
                Added by Section 906 of the Sarbanes-
                Oxley Act of 2002                         27-28

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)9/30/05   12/31/04
                                           (Unaudited) (Audited)
                                            _____________________
ASSETS

Cash and Due from Banks                     $  12,446  $   9,803
Interest-Bearing Deposits in Other Banks          239         40
                                            _____________________
  Total Cash and Cash Equivalents              12,685      9,843

Investment Securities Available-for-Sale      111,840    103,490
Loans Held for Sale                               307        232

Loans and Leases(Net of Unearned Income)      290,290    263,001
Less: Allowance for Loan and Lease Losses      (2,628)    (2,288)
                                            _____________________
   Net Loans and Leases                       287,662    260,713

Premises and Equipment - Net                    6,682      6,517
Restricted Investment in Bank Stocks            5,224      4,961

Bank-Owned Life Insurance                       9,787      9,487
Other Assets                                    5,600      4,047
                                            _____________________
   TOTAL ASSETS                             $ 439,787  $ 399,290
                                            =====================
LIABILITIES

Deposits:
 Noninterest-Bearing                        $  45,983  $  37,590
 Interest-Bearing                             249,815    228,380
                                            _____________________
    Total Deposits                            295,798    265,970

Short-Term Borrowings                           2,002      4,524
Long-Term Debt                                100,870     88,630
Junior Subordinated Debentures                 11,341     11,341
Other Liabilities                               2,439      1,972
                                            _____________________
    TOTAL LIABILITIES                         412,450    372,437

STOCKHOLDERS' EQUITY

Common Stock (Par Value $.25 per share)           736        698
  Shares: Authorized - 20,000,000; Issued -
  2,944,058 in 2005 (2,772,657 in 2004)
  Outstanding - 2,511,032 in 2005 (2,412,166
  in 2004)
Surplus                                        13,020      9,570
Retained Earnings                              22,175     23,644
Accumulated Other Comprehensive Income             18        581
Treasury Stock - 433,026 shares in
 2005 (360,491 in 2004), at cost               (8,612)    (7,640)
                                            _____________________
    TOTAL STOCKHOLDERS' EQUITY                 27,337     26,853
                                            _____________________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 439,787  $ 399,290
                                            =====================

The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                 Three Months Ended September 30,
                                 ________________________________
                                        2005           2004
                                 ________________________________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                         $      4,886     $    3,971
Investment Securities:
  Taxable Interest                        883            707
  Tax-Exempt Interest                     330            273
  Dividends                                39             24
Other                                       5              2
                                 ________________________________
 Total Interest Income                  6,143          4,977
INTEREST EXPENSE
Deposits                                1,327            755
Short-Term Borrowings                      73             29
Long-Term Debt                            984            771
Junior Subordinated Debentures            175             93
                                 ________________________________
   Total Interest Expense               2,559          1,648
                                 ________________________________
   Net Interest Income                  3,584          3,329

PROVISION for LOAN and LEASE LOSSES       135             95
                                 ________________________________
Net Interest Income after Provision
  for Loan and Lease Losses             3,449          3,234

OTHER OPERATING INCOME
Income from Fiduciary Activities           76             49
Service Charges on Deposit Accounts       409            418
Other Service Charges, Commissions,
  Fees                                    203            181
Alternative Investment Sales
  Commissions                             195            163
Investment Securities Gains                11             10
Mortgage Banking/Brokerage
  Activities                              665             60
Title Insurance/Settlement Income         156              7
Earnings from Bank-Owned Life
  Insurance                                96             96
Other Income                               95             43
                                 ________________________________
    Total Other Operating Income        1,906          1,027

OTHER OPERATING EXPENSES
Salaries and Wages                      1,869          1,401
Retirement Plan and Other
  Employee Benefits                       502            396
Net Occupancy Expense                     248            196
Furniture and Equipment Expense           172            183
Professional Fees                         158            153
Data Processing Services                  193            201
Pennsylvania Shares Tax                    78             71
Advertising and Marketing Expenses        210             91
ATM Processing Expenses                    90             74
Earnings of Minority Interests            137              2
Other Operating Expenses                  649            521
                                 ________________________________
    Total Other Operating Expenses      4,306          3,289
                                 ________________________________
    Income before Income Taxes          1,049            972

PROVISION for INCOME TAXES                179            166
                                 ________________________________
    NET INCOME for PERIOD          $      870     $      806
                                 ================================
PER SHARE INFORMATION
 Net Income for Period - Basic     $     0.35     $     0.32
 Net Income for Period - Assuming
  Dilution                               0.34           0.31
Cash Dividends                          0.160          0.152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period              $      870     $      806
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                 (586)         1,071
Reclassification Adjustment for Gains
   Included in Net Income                  (7)            (7)
                                 ________________________________
Total Other Comprehensive Income/
  (Loss)                                 (593)         1,064
                                 ________________________________
COMPREHENSIVE INCOME
  for PERIOD                       $      277     $    1,870
                                 ================================
The accompanying notes are an integral part of the consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                  Nine Months Ended September 30,
                                 ________________________________
                                        2005           2004
                                 ________________________________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                           $   13,702     $   11,363
Investment Securities:
  Taxable Interest                      2,621          2,172
  Tax-Exempt Interest                     932            842
  Dividends                               150             69
Other                                      14              5
                                 ________________________________
 Total Interest Income                 17,419         14,451

INTEREST EXPENSE
Deposits                                3,385          2,203
Short-Term Borrowings                     189             61
Long-Term Debt                          2,672          2,311
Junior Subordinated Debentures            493            261
                                 ________________________________
   Total Interest Expense               6,739          4,836
                                 ________________________________
   Net Interest Income                 10,680          9,615

PROVISION for LOAN and LEASE LOSSES       403            251
                                 ________________________________
Net Interest Income after Provision
  for Loan and Lease Losses            10,277          9,364

OTHER OPERATING INCOME
Income from Fiduciary Activities          219            163
Service Charges on Deposit Accounts     1,179          1,169
Other Service Charges, Commissions,
  Fees                                    613            499
Alternative Investment Sales
  Commissions                             558            461
Investment Securities Gains                46            174
Mortgage Banking/Brokerage
  Activities                              772            182
Title Insurance/Settlement Income         180             17
Earnings from Bank-Owned Life
  Insurance                               301            284
Other Income                              191             93
                                 ________________________________
    Total Other Operating Income        4,059          3,042

OTHER OPERATING EXPENSES
Salaries and Wages                      4,782          4,119
Retirement Plan and Other
  Employee Benefits                     1,389          1,112
Net Occupancy Expense                     695            606
Furniture and Equipment Expense           524            515
Professional Fees                         482            435
Data Processing Services                  544            527
Pennsylvania Shares Tax                   193            197
Advertising and Marketing Expenses        419            279
ATM Processing Expenses                   266            223
Earnings of Minority Interests            143              4
Other Operating Expenses                1,812          1,536
                                 ________________________________
    Total Other Operating Expenses     11,249          9,553
                                 ________________________________
    Income before Income Taxes          3,087          2,853

PROVISION for INCOME TAXES                536            482
                                 ________________________________
    NET INCOME for PERIOD          $    2,551     $    2,371
                                 ================================
PER SHARE INFORMATION
 Net Income for Period - Basic     $     1.01     $     0.94
 Net Income for Period - Assuming
  Dilution                               1.00           0.92
Cash Dividends                          0.465          0.457

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

Net Income for Period              $    2,551     $    2,371
Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gains/(Losses)
  on Investment Securities
  Available-for-Sale Arising During
  Period                                 (533)          (140)
Reclassification Adjustment for Gains
   Included in Net Income                 (30)          (115)
                                 ________________________________
Total Other Comprehensive Income/
  (Loss)                                 (563)          (255)
                                 ________________________________
COMPREHENSIVE INCOME
  for PERIOD                       $    1,988     $    2,116
                                 ================================
The accompanying notes are an integral part of the consolidated financial statements.



Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30,
                                  _______________________________
         (In thousands)                  2005          2004
                                  _______________________________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                          $     2,551    $    2,371
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation and Amortization               678           691
Provision for Loan and Lease Losses         403           251
Net Amortization of Investment
  Securities' Premiums                      706           905
Investment Securities Gains                 (46)         (174)
Provision for Deferred Income Taxes         105           (71)
Earnings from Bank-Owned Life
  Insurance                                (301)         (284)
Gains on Loans Sold                         (89)         (109)
Proceeds from Sales of Loans              4,663         4,137
Loans Originated for Sale                (4,649)       (3,831)
Increase in Accrued Interest
  Receivable                               (250)          (53)
Increase in Other Assets                 (1,232)         (382)
Increase in Other Liabilities               467            60
                                  _______________________________
   Net Cash Provided by
     Operating Activities                 3,006         3,511

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
   Available-for-Sale Securities          6,491        20,842
Proceeds from Maturities of
   Available-for-Sale Securities         12,822        14,046
Purchases of Available-for-Sale
   Securities                           (29,176)      (31,347)
Net Purchases of Restricted
   Investments in Bank Stocks              (263)         (643)
Net Loans and Leases Made to Customers  (27,352)      (32,572)
Purchases of Premises and Equipment        (689)         (541)
Purchase of Bank-Owned Life Insurance         -        (1,300)
                                  _______________________________

   Net Cash Used in
     Investing Activities               (38,167)      (31,515)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
 and Savings Accounts                    10,562        13,788
Net Increase in Time Deposits            19,266        11,013
Net Decrease in Short-Term
  Borrowings                             (2,522)       (2,211)
Proceeds from Issuance of
  Long-Term Debt                         29,690        19,271
Payment on Long-Term Debt               (17,450)       (8,587)
Acquisition of Treasury Stock              (972)       (2,166)
Issuance of Common Stock                    604           381
Cash Dividends Paid                      (1,175)       (1,161)
                                  _______________________________
   Net Cash Provided by Financing
     Activities                          38,003        30,328
                                  _______________________________
Net Increase in Cash and
  Cash Equivalents                        2,842         2,324

CASH and CASH EQUIVALENTS -
  Beginning of Year                       9,843         8,679
                                  _______________________________
CASH and CASH EQUIVALENTS -
  End of Period                     $    12,685    $   11,003
                                  ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                          $     6,492    $    4,832
  Income Taxes                              616           380

The accompanying notes are an integral part of the consolidated financial statements.


             UNION NATIONAL FINANCIAL CORPORATION
                   MOUNT JOY, PENNSYLVANIA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in this interim report is unaudited and subject to year-end audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal, recurring nature. All material intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

                              Basic         Assuming Dilution
                              _____         _________________
Three months ended:
    September 30, 2005      2,511,866           2,547,911
    September 30, 2004      2,514,706           2,572,802
Nine months ended:
    September 30, 2005      2,519,848           2,560,528
    September 30, 2004      2,534,218           2,587,353


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

                                              Three Months
                                           Ended September 30,
                                           ___________________
(In thousands, except per share data)        2005        2004
                                           _______     _______
Net Income - As Reported                   $  870      $  806
Less: Stock Based Compensation Cost           (48)        (64)
                                           _______     _______
Net Income - Pro Forma                     $  822      $  742
                                           =======     =======

Net Income Per Share:
  As Reported (Basic)                      $ 0.35     $ 0.32
  As Reported (Assuming Dilution)            0.34       0.31
  Pro Forma (Basic)                          0.33       0.30
  Pro Forma (Assuming Dilution)              0.32       0.29


                                               Nine Months
                                           Ended September 30,
                                           ___________________
(In thousands, except per share data)        2005        2004
                                           _______     _______
Net Income - As Reported                   $2,551      $2,371
Less: Stock Based Compensation Cost           (56)       (121)
                                           _______     _______
Net Income - Pro Forma                     $2,495      $2,250
                                           =======     =======

Net Income Per Share:
  As Reported (Basic)                      $ 1.01     $ 0.94
  As Reported (Assuming Dilution)            1.00       0.92
  Pro Forma (Basic)                          0.99       0.89
  Pro Forma (Assuming Dilution)              0.97       0.87


5. Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had outstanding standby letters of credit of $5,269,000 as of September 30, 2005, and $4,503,000 as
of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2005, and December 31, 2004, for guarantees under standby letters of credit issued is not material.

6. In January 2003, the Financial Accounting Standards Board's
(FASB's) Emerging Issues

Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary impairments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In June 2005, the FASB's EITF reached a consensus on Issue
No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on Union National's financial statements.

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

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123(R). Under the new rule, Union National is required to adopt SFAS No. 123(R) in the first annual period beginning after June 15, 2005. The impact of SFAS No. 123(R) on Union National's financial statements will depend on the nature and quantity of future stock option grants and other equity-based compensation plans.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107
("SAB No. 107"),  "Share-

Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. Union National will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R).

7. Union National's bank subsidiary, Union National Community Bank, formed a new mortgage company, Home Team Financial, LLC that began operations in July 2005. The members of Home Team Financial, LLC are Union National Community Bank with a 98% ownership interest and John Neihart and Kevin Glackin who jointly have a 2% ownership interest in the new company. Mr. Neihart and Mr. Glackin, previously owned and operated Home Team Mortgage, Inc., a mortgage company located in Landisville, PA, and they initially will receive a greater proportion than Union National Community Bank of the net profit of the new company. In addition, in accordance with various agreements, Union National will begin to buy Mr. Neihart's and Mr. Glackin's interests in the company in 2011 and will complete this purchase over a total five-year period of time. Mr. Neihart's and Mr. Glackin's ownership interests and net profit distributions will be gradually reduced over the buyout period. The acquisition of their interests will be at amounts based on the future earnings of the company. This contingent consideration is not expected to be significant to Union National's financial condition and will be considered as part of the purchase price as the contingencies lapse.

Home Team Financial, LLC acquired certain assets of Home Team Mortgage, Inc. and the employees of Home Team Mortgage, Inc. became employees of Home Team Financial, LLC. Mr. Neihart serves as President of Home Team Financial, LLC and Mr. Glackin serves as Executive Vice President of the entity and together they have the authority to manage the day-to-day operations of the company.


Home Team Financial generates a majority of their business through direct marketing to customers and operates in multiple states. Home Team Financial has mortgage banking operations and also offers mortgage brokerage services. Home Team also offers title insurance and settlement services through its subsidiary, TA of Lancaster, LLC. Union National enabled Home Team Financial to commence mortgage banking operations and with Union National's national bank charter, Home Team Financial, LLC will be able to more easily expand into additional states.

The results of Home Team Financial are included in Union National's consolidated results beginning with the quarter ended September 30, 2005. While pro forma results as though Home Team Mortgage had been included in the consolidation for all periods presented are not determinable, management does not believe such results would differ significantly from the results reported within. Home Team Mortgage did not compute or report earnings on a quarterly basis.

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

Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended September 30, 2005, reached a record level of $870,000, an increase of 7.9% as compared to consolidated net income of $806,000 for the same period of 2004. Basic earnings per share for the three months ended September 30, 2005, amounted to $0.35 and diluted earnings per share amounted to $0.34. This compares to basic earnings per share of $0.32 and diluted earnings per share of $0.31 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, consolidated net income was $2,551,000, an increase of 7.6% as compared to consolidated net income of $2,371,000 for the same period of 2004. Basic earnings per share for the nine months ended September 30, 2005, amounted to $1.01 and diluted earnings per share amounted to $1.00, as compared to basic earnings per share of $0.94 and diluted earnings per share of $0.92 for the same period of 2004.

The following items impacted the results of operations for the three months and nine months ended September 30, 2005, as compared to the same periods of 2004:
   * Net income increased due to an increase in net interest income that was largely a result of growth in average earning assets, which was funded by increased deposits and borrowings. For the three months ended September 30, 2005, net interest income (on a taxable equivalent basis) increased by $300,000, or 8.5%, as compared to the same period of 2004 and for the nine months ended September 30, 2005, net interest income increased by $1,123,000, or 11.0%, as compared to the same period of 2004.
   * Net income increased due to an increase in other operating income. Excluding investment securities gains, other operating income increased 86.3% for the three months and 39.9% for the nine months ended September 30, 2005, as compared to the same periods of 2004. The significant increase in other operating income can be partially attributed to earnings from Home Team Financial, LLC, Union National Community Bank's new mortgage company subsidiary that began operations on July 15, 2005.
   * For the nine-month period, net income was negatively impacted by a decrease in gains on the sale of investment securities.
   * Net income was negatively impacted by an increase in the provision for loan and lease losses.
   * Net income was negatively impacted by an increase in other operating expenses. For the three months ended September 30, 2005, other operating expenses increased by $1,017,000, or 30.9%, as compared to the same period of 2004 and for the nine months ended September 30, 2005, other operating expenses increased by $1,696,000, or 17.7%, as compared to the same period of 2004. The increase in operating expenses primarily related to key strategic initiatives which included Home Team Financial and key additions to our sales team and support staff.

The above items are quantified and discussed in further detail under their respective sections below.

As mentioned above and further discussed in Note 7, Home Team Financial began operations during the third quarter of 2005 and contributed to a significant increase in other operating income and other operating expenses. Net of income taxes, Home Team Financial contributed $36,000 to the consolidated earnings of Union National during the third quarter. It is currently anticipated that Home Team Financial will continue to contribute positively to Union National's net income for the remainder of 2005.

Net income as a percent of average stockholders' equity, also known as return on average equity (ROE) and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:

                              Three Months Ended September 30,
                              ________________________________
                                    2005             2004
                                   ______           ______
ROE                                13.17%           12.37%
ROE (Realized Equity)              13.21%           12.75%

                               Nine Months Ended September 30,
                               _______________________________
                                    2005             2004
                                   ______           ______
ROE                                12.69%           12.03%
ROE (Realized Equity)              12.80%           12.38%

For Union National, accumulated other comprehensive income/(loss) is the amount of unrealized gains or losses on available-for-sale investment securities, net of tax.

Management currently expects relatively strong growth in loans and leases and deposits for the remainder of 2005. It is expected that loan and deposit growth will be driven largely by the acquisition of new commercial and agricultural business relationships. The expansion of our commercial and agricultural banking business continues to be a strategic focus for Union National. Management also continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. In addition, Union National recently established a leasing department to augment the other commercial products and services that are currently offered. As of September 30, 2005, leases outstanding totaled $1,839,000.

During the first nine months of 2005, Union National experienced strong commercial loan demand and nominal growth in consumer loans. Offsetting these increases were decreases in residential mortgage balances as well as a decline in the balances of purchased residential mortgage and consumer loans. Total loan and lease balances have increased by $27,289,000 since the beginning of 2005.

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

As an additional source of funding for asset growth, management has utilized advances from the Federal Home Loan Bank of Pittsburgh (FHLB). As of September 30, 2005, the bank had outstanding long-term advances of $100,870,000 from its available credit of $166,964,000 at the FHLB for purposes of funding loan demand and security purchases. The long-term advances have maturities that range from November 2005 to December 2013. Total FHLB advances outstanding at September 30, 2005, represent an increase of $13,792,000 from September 30, 2004, and the average interest rate on these borrowings has increased to 4.17% from 3.47% at September 30, 2004.

During 2003 and 2004, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.85%. The coupon rate was 6.54% at September 30, 2005, and 4.53% at September 30, 2004. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. The debentures have a 30-year maturity, but are callable by Union National, at par, after 5 years. Union National used the net proceeds from this offering to fund an additional $7,000,000 capital investment in Union National Community Bank to fund its operations and future growth. Union National used the balance of the funding for the repurchase of common stock and general corporate purposes. The terms and amounts of the FHLB borrowings and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies.

In comparing the three months ended September 30, 2005, to the same period of 2004, average earning assets increased by 15.2%. This growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. The net effect of volume growth in average earning assets and interest-bearing liabilities was to increase net interest income by $422,000.

The overall interest rate on the average total earning assets for the three months ended September 30, 2005, was 6.34%, as compared to 5.91% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.80% for the three months ended September 30, 2005, and 2.09% for the three months ended September 30, 2004. The net effect of these interest rate changes was to decrease net interest income in the amount of $122,000 for the three months ended September 30, 2005, over the same period of 2004. The net interest margin percentage for the three months ended September 30, 2005, was 3.79%, as compared to 4.02% for the same period of 2004.

In comparing the nine months ended September 30, 2005, to the same period of 2004, the net effect of volume growth in average earning assets and interest-bearing liabilities increased net interest income by $1,353,000. Average earning assets increased by 14.8% for the nine months ended September 30, 2005, as compared to the same period of 2004.

The overall interest rate on the average total earning assets for the nine months ended September 30, 2005, was 6.19%, as compared to 5.91% for the same period of last year. The overall interest rate on the average interest-bearing liabilities was 2.57% for the nine months ended September 30, 2005, and 2.13% for the nine months ended September 30, 2004. The net effect of these interest rate changes was to decrease net interest income in the amount of $230,000 for the nine months ended September 30, 2005, over the same period of 2004. The net interest margin percentage for the nine months ended September 30, 2005, was 3.87%, as compared to 4.01% for the same period of 2004.

For the remainder of 2005, it is currently anticipated that Union National's net interest margin percentage will be slightly lower than current levels. However, income from growth in earning assets which occurred during the last three months of 2004 and the first nine months of 2005, net of costs resulting from growth in deposits and borrowings, should increase net interest income for the remainder of 2005 in comparison to the same period of 2004. The netting of these two factors, as reflected in Union National's current simulation model and estimates as of September 30, 2005, may result in net interest income for the remainder of 2005 that reflects a nominal increase over the net interest income earned during the same period of 2004. Expected growth in earning assets during the remainder of 2005 should also increase Union National's net interest earnings. This expected growth was not reflected in the model at September 30, 2005. Union National's net interest income may also be impacted by future actions of the Federal Reserve Bank.

Union National's current net interest income simulation model includes an investment in BOLI that had a value of $9,787,000 at September 30, 2005. This is a financial transaction reflected in the net interest margin of the model, but for financial reporting purposes the increase in the cash surrender value of the life insurance is recorded as other noninterest income. Although the effective interest rate impact of expected cash flows on investments and of renewing certificates of deposit can be reasonably estimated at current interest rate levels, the yield curve during 2005, the options selected by customers and the future mix of the loan, investment and deposit products in the bank's portfolios may significantly change the estimates used in the simulation models. See discussions on Liquidity and Market Risk - Interest Rate Risk.

Provision for Loan and Lease Losses

The loan and lease loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases. The provision is based on management's analysis of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses was $135,000 for the three months ended September 30, 2005, as compared to $95,000 for the three months ended September 30, 2004. For the nine-month period, the provision for loan and lease losses was $403,000, as compared to $251,000 for the same period of 2004. For the three months ended September 30, 2005, Union National had net charge-offs of $68,000 and for the same period of 2004 there were net recoveries of $19,000. For the nine months ended September 30, 2005, Union National had net charge-offs of $63,000 as compared to net recoveries of $9,000 for the same period of 2004. The increased provision for loan and lease losses in 2005 can be primarily attributed to growth in outstanding loan and lease balances and an increase in net charge-offs. Future adjustments to the allowance, and consequently the provision for loan and lease losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans and leases. See discussion on Loan Quality/Allowance for Loan and Lease Losses.

Other Operating Income

Other operating income (excluding investment securities gains) for the three months ended September 30, 2005, was $1,895,000, representing an increase of $878,000 or 86.3%, from the same period of 2004. For the nine months ended September 30, 2005, other operating income increased by $1,145,000, or 39.9%, as compared to the same period of 2004.

The increase in other operating income was primarily a result of the following increases in income in comparing the periods ending
September 30, 2005, to the same periods of 2004:

                              Increases in Other Operating Income
                              Three Months       Nine months
                              ____________       ___________

    Mortgage Brokerage/
      Banking Income          $    605,000       $   590,000
    Title Insurance/
      Settlement Income            149,000           163,000
    Alternative Investment
      Sales Commissions             32,000            97,000
    Debit Card Interchange
      Income                        24,000            75,000
    Income from Fiduciary
      Activities                    27,000            56,000
    ATM Cash Services Fee
      Income                        23,000            44,000
    Letter of Credit Fees           (1,000)           24,000
    Merchant Credit Card Fee
      Income                         3,000            25,000
    Earnings from Bank-Owned
      Life Insurance                     -            17,000


The increase in earnings from mortgage brokerage/banking activities is related to earnings from Home Team Financial, LLC. The increase in title insurance/settlement income is related to Home Team Financial's settlement company subsidiary, TA of Lancaster, LLC. Overall, Home Team Financial contributed $760,000 in other operating income to Union National during the third quarter.

The income from ATM cash services relates to fee income received under an arrangement with a local ATM company where Union
National provides cash for its ATM machines.

Investment securities gains in the third quarter of 2005 were comparable to the same period of 2004 and total gains declined by $128,000 in the first nine months of 2005, as compared to same period of 2004.

Other Operating Expenses

The aggregate of other operating expenses increased by $1,017,000, or 30.9%, for the three months ended September 30, 2005, as compared to the same period of 2004. For the nine months ended September 30, 2005, other operating expenses increased by $1,696,000, or 17.8%. The increases in other operating expenses are discussed below as they pertain to the various expense categories. Home Team Financial's other operating expenses amounted to a total of $711,000 during the third quarter.

Salaries and wages increased by $468,000 in the third quarter of 2005 and by $663,000 for the first nine months of 2005 in comparison to the same periods of 2004. Home Team Financial contributed to an increase of $239,000 in salaries and wages and the balance was essentially due to various sales and support staff additions and annual merit and cost-of-living increases.

For the third quarter and the first nine months of 2005, in comparison to the same periods of last year, employee benefit costs increased by $106,000 and $277,000, respectively.
Increased employee benefit costs related to increased staff and salary levels (including Home Team Financial which had $41,000 of employee benefit costs) and increased health insurance premiums.

Occupancy and furniture and equipment expenses increased by $41,000 for the third quarter of 2005 and by $98,000 for the first nine months of 2005 in comparison to the same periods of 2004. These increases related to a new commercial banking office that was opened in March 2004 and additional office space that was leased to accommodate our growing commercial and business banking group and their support staff. There was also expense in 2005 related to land lease payments for a property that will be utilized for a future retail branch expansion. Home Team Financial contributed to an increase in these operating costs of $26,000 during the third quarter.

Professional fees increased by $5,000 for the third quarter of 2005 and by $47,000 for the first nine months of 2005 in comparison to the same periods of 2004. Increased professional fees expense was primarily a result of increased legal and consulting fees relating to various strategic initiatives. Professional fees for Home Team Financial amounted to $21,000.

Advertising and marketing expenses increased by $119,000 for the third quarter of 2005 and by $140,000 for the first nine months of 2005 in comparison to the same periods of 2004. This increase primarily related to marketing and lead generation costs for Home Team Financial of $90,000 for the third quarter.

Earnings of minority interests as reflected on Union National's consolidated statement of income relates primarily to the earnings attributable to the holders of the minority interests of Home Team Financial, LLC and its subsidiary, TA of Lancaster,
LLC.

There was an increase in expense related to Union National's "Cash Back Checking" account. With this account customers can earn cash back of up to 0.7% of debit card purchases during a month. Cash payments to customers increased by $11,000 for the three months ended September 30, 2005, and by $31,000 for the nine months ended September 30, 2005, in comparison to the same periods of 2004. Staff training costs increased by $18,000 for the third quarter of 2005 and by $30,000 for the first nine months of 2005 in comparison to the same periods of 2004. In addition, there were smaller increases in various other expense categories.

Income Taxes

Union National's income tax expense increased by $13,000 for the three months ended September 30, 2005, as compared to the same period of last year. For the nine months ended September 30, 2005, income tax expense increased by $54,000 in comparison to the same period of 2004. Union National's effective tax rates were as follows:

                           Three Months Ended   Nine months Ended
                           __________________   _________________


September 30, 2005                 17.1%               17.4%
September 30, 2004                 17.1%               16.9%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. As of September 30, 2005, Union National had a net deferred tax asset of $822,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

Current Initiatives
___________________

In addition to the expansion plans discussed under the section on Stockholders' Equity, Union National also recently announced the construction of a new corporate facility at 570 Lausch Lane in Manheim Township. Union National will lease this space over a term of 15 years and it is currently anticipated that Union National will occupy at least one and a half floors of this three-story building. Union National expects to sublease the remaining office space. This lease will be classified as an operating lease and will require initial annual payments of $465,750 plus reimbursement of the landlord's operating costs. Partially offsetting this will be any sublease payments Union National will receive. This office will allow Union National to better serve our growing Lancaster County market and it is currently anticipated that Union National will be able to occupy this building in early 2006. Lease payments for this property will begin upon occupancy.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2007. In accordance with Section 404, Union National will be required to report on its internal control over financial reporting as of December 31, 2007. To allow for proper reporting on the internal control over financial reporting, Union National will need to identify, document and test key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of
Section 404. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

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

Credit Risk and Loan Quality
____________________________

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers abilities to comply with their repayment terms. For certain commercial loans, management has determined that it is probable that all interest and principal payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by current generally accepted accounting principles. As of September 30, 2005, Union National had impaired loans with total outstanding balances of $3,441,000. This compares to impaired loans of $4,114,000 at December 31, 2004. These loans are primarily secured with real estate and equipment. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan and lease losses. As of September 30, 2005, impaired loans with balances of $1,265,000 were included with total nonperforming loans detailed below and at December 31, 2004 impaired loans with balances of $973,000 were nonperforming. Nonperforming loans below include consumer and residential mortgage loans which are evaluated collectively for impairment and other commercial loans that are not considered impaired. In addition, under Union National's current internal risk rating system loans with a rating of "substandard" that were not nonperforming or impaired amounted to $0 at September 30, 2005, and $394,000 at December 31, 2004. Management considers impaired and substandard loans to be potential problem loans and currently expects that an additional amount of these loans may be classified as nonperforming in the remaining months of 2005 and during 2006. Management has increased its monitoring of these borrowers' financial strength.


At September 30, 2005, total nonperforming loans and leases amounted to $2,049,000, or 0.7% of net loans and leases, as compared to a level of $1,953,000, or 0.7%, at December 31, 2004. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans and leases to net loans and leases as of December 31, for the previous five-year period was an average of 0.8%.

Schedule of Nonperforming Assets:

                               September 30,      December 31,
(In thousands)                     2005               2004
                               _____________      ____________
Nonaccruing Loans and Leases   $       1,737      $      1,192
Accrual Loans and Leases -
     90 days or more past due            312               761
Restructured Accrual Loans
     and Leases                            _                 _
                               _____________      ____________
  Total Nonperforming Loans
    and Leases                         2,049             1,953
Foreclosed Real Estate/
     Repossessed Assets                  458                 -
                               _____________      ____________
  Total Nonperforming Assets   $       2,507      $      1,953
                               =============      ============

Nonperforming Loans and Leases
   as a % of Net Loans and
   Leases                                0.7%              0.7%
                               =============      ============
Allowance for Loan and Lease
  Losses as a % of
  Nonperforming Loans and
  Leases                                 128%              117%
                               =============      ============


In addition to the credit risk present in the loan and lease portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by bond rating agencies. As of September 30, 2005, Union National had corporate debt securities that were rated below investment grade and were carried at a fair value of $2,165,000 and had unrealized losses of $94,000. These securities have maturities that range from February 2007 to April 2009. Union National's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. This creditworthiness may be impacted by various national economic trends and other factors. As discussed earlier, Union National carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to stockholders' equity. Based on management's assessment, at September 30, 2005, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement because management currently expects these fair value declines to be temporary. As of September 30, 2005, Union National held corporate debt securities with a total fair value of $14,972,000 and net unrealized losses on these securities amounted to $14,000.

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

Management believes, based on information currently available, that the current allowance for loan and lease losses of $2,628,000 is adequate to meet potential loan and lease losses. In addition, management expects loan and lease charge-offs, net of recoveries for the remainder of 2005 to be comparable to the level of net loan and lease charge-offs for the same period of 2004.

Analysis of Allowance for Loan and Lease Losses:


                                              Three Months Ended
                                                  September 30,
                                                2005      2004
(In thousands)                                ________  ________
Average Total Loans and Leases Outstanding
   (Less Unearned Income)                     $286,081  $251,366
                                              ========  ========
Allowance for Loan and Lease Losses,
   Beginning of Period                        $  2,561  $  2,131
Loans Charged-Off During Period                     75         4
Recoveries of Loans Previously
   Charged-Off                                       7        23
                                              ________  ________
Net Loans Charged-Off/(Recovered)                   68       (19)
Addition to Provision for Loan and Lease
   Losses Charged to Operations                    135        95
                                              ________  ________
Allowance for Loan and Lease Losses,
   End of Period                              $  2,628  $  2,245
                                              ========  ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)                  .10%    (.03)%
                                              ========  ========
Ratio of Allowance for Loan and Lease Losses
  To Net Loans and Leases at End of Period


                                               Nine Months Ended
                                                  September 30,
                                                2005      2004
(In thousands)                                ________  ________
Average Total Loans and Leases Outstanding
   (Less Unearned Income)                     $274,961  $239,866
                                              ========  ========
Allowance for Loan and Lease Losses,
   Beginning of Period                        $  2,288  $  1,985
Loans Charged-Off During Period                     92        21
Recoveries of Loans Previously
   Charged-Off                                      29        30
                                              ________  ________
Net Loans Charged-Off/(Recovered)                   63        (9)
Addition to Provision for Loan and Lease
   Losses Charged to Operations                    403       251
                                              ________  ________
Allowance for Loan and Lease Losses,
   End of Period                              $  2,628  $  2,245
                                              ========  ========

Ratio of Net Loans Charged-Off to Average
   Loans Outstanding (Annualized)                  .03%    (.01)%
                                              ========  ========
Ratio of Allowance for Loan and Lease Losses
  To Net Loans and Leases at End of Period        0.91%     0.87%
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

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of September 30, 2005, the bank had outstanding long-term advances of $100,870,000 from its available credit of $166,964,000 at the FHLB for purposes of funding loan demand and mortgage-backed security purchases.
Total outstanding FHLB borrowings at September 30, 2005, had a weighted-average rate of 4.17% and total FHLB borrowings of $87,078,000 at September 30, 2004, had a weighted-average rate of 3.47%. As of September 30, 2005, advances of $21,574,000 are due in the next twelve months, advances of $25,000,000 are currently convertible by the FHLB on a quarterly basis and an additional $5,000,000 of borrowings will be convertible by the FHLB in February 2006. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

In January 2004, Union National became the first bank in Lancaster County to offer our customers FDIC insurance coverage beyond $100,000 through a unique program called the Certificate of Deposit Account Registry Service (CDARS). Through this program customers may be able to invest up to $15 million with Union National and maintain full FDIC insurance coverage. Union National is also able to bid for and obtain additional brokered CDs through this program as an additional source of liquidity.
As of September 30, 2005, Union National had $33,398,000 outstanding in brokered CDs and in CDs gathered through the CDARS program.

Off-Balance Sheet Commitments
_____________________________

Union National is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
Total commitments to extend credit amounted to $113,692,000 at September 30, 2005, as compared to $82,927,000 at December 31, 2004. Total standby letters of credit amounted to $5,269,000 at September 30, 2005, as compared to $4,503,000 at December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2005, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2005, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:

                                      September 30,  December 31,
(In thousands)                            2005          2004
                                        _________     _________
Union National Financial Corporation:
_____________________________________
Tier I Capital                          $  36,408     $  34,999
Tier II Capital                             4,598         4,625
                                        _________     _________
  Total Qualifying Capital              $  41,006     $  39,624
                                        =========     =========

Risk-adjusted On-balance Sheet Assets   $ 316,930     $ 286,436
Risk-adjusted Off-balance Sheet Exposure   41,906        41,629
                                        _________     _________
   Total Risk-adjusted Assets           $ 358,836     $ 328,065
                                        =========     =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets      8.44%         8.96%
 Minimum Required                            4.00          4.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual              10.15%        10.67%
 Minimum Required                            4.00          4.00


 Total Capital Ratio - Actual               11.43%        12.08%
 Minimum Required                            8.00          8.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $  12,299     $  13,379
                                        =========     =========

Union National Community Bank:
______________________________
Tier I Capital                          $  35,175     $  33,878
Tier II Capital                             2,628         2,288
                                        _________     _________
  Total Qualifying Capital              $  37,803     $  36,166
                                        =========     =========

Risk-adjusted On-balance Sheet Assets   $ 315,940     $ 285,383
Risk-adjusted Off-balance Sheet Exposure   41,906        41,629
                                        _________     _________
   Total Risk-adjusted Assets           $ 357,846     $ 327,012
                                        =========     =========
Actual Capital Ratio:
 Tier I Capital to Average Total Assets      8.18%         8.70%
 Minimum Required                            4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions               5.00          5.00

Risk-based Capital Ratios:
 Tier I Capital Ratio - Actual               9.83%        10.36%
 Minimum Required                            4.00          4.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions               6.00          6.00

 Total Capital Ratio - Actual               10.56%        11.06%
 Minimum Required                            8.00          8.00
 To Be Well-Capitalized Under Prompt
  Corrective Action Provisions              10.00         10.00

Total Risk-Based Capital in Excess of the
  Minimum Regulatory Requirement        $   9,175     $  10,005
                                        =========     =========


Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above as of September 30, 2005, is $9,118,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,882,000, is included in Tier II regulatory capital above. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.


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

The simulation model currently indicates that a 200 basis point (2%) general rise in prevailing market interest rates over a one-year period will have a nominal positive impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. In addition, based on current interest rates and expectations of future rate changes, Union National modeled a decline in interest rates that assumed a "steepening" interest rate yield curve. Assumptions for this scenario were that short-term rates would fall 200 basis points (2%), but longer-term rates would decline by a lesser amount. This "steepening" rate scenario showed that this change in interest rates would have less than a four-percent negative impact on the bank's net interest income over the next twelve months as compared to the constant rate scenario. The computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

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

                  Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
________________________________________________

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2005,

Union National's Chief Executive Officer and Chief Financial
Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
____________________________

During the quarter ended September 30, 2005, Union National made no significant changes in its internal controls or in other factors that could significantly affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds

             ISSUER PURCHASES OF EQUITY SECURITIES

                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
_________________________________________________________________
July 1, 2005 to
July 31, 2005          1,787         $21.25           1,787

August 1, 2005 to
August 31, 2005        2,275         $21.49           2,275

September 1, 2005 to
September 30, 2005     1,011         $21.50           1,011
                      ______                         ______
Total                  5,073         $21.41           5,073
                      ======                         ======
*On April 21, 2005, the Board of Directors of Union National
authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately
negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
July 1, 2005 to
July 31, 2005                           72,149

August 1, 2005 to
August 31, 2005                         69,874

September 1, 2005 to
September 30, 2005                      68,863

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

                               Date: November 14, 2005



                            By /s/ Clement M. Hoober
                               _______________________

                               Clement M. Hoober
                               Treasurer/Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

                               Date: November 14, 2005