Form 10-K
period 2005-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2006-03-31
CIK 874482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


                          FORM 10-K

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2005

                              OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to_____________to_____________

  Commission file number 0-19214
                        ________________

              UNION NATIONAL FINANCIAL CORPORATION
              ____________________________________
     (Exact Name of Registrant as Specified in its Charter)

            Pennsylvania                    23-2415179
            ____________                    __________
  (State or Other Jurisdiction of       (I.R.S. Employer
   Incorporation or Organization)     Identification Number)


         570 Lausch Lane
     Lancaster, Pennsylvania                  17601
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                             Yes [ ]  No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                    [ ]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                          [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]           Accelerated filer [ ]
                     Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
                                             Yes [ ]  No [X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $50,172,950 as of June 30, 2005. As of March 20, 2006 the
Registrant had approximately 2,516,050 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from Union National Financial Corporation's 2005 Annual Report to stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial Corporation's Proxy Statement for its 2006 Annual Meeting is incorporated by reference in response to Parts II and III, hereof.

              UNION NATIONAL FINANCIAL CORPORATION
                           FORM 10-K
                             INDEX

PART I                                                 PAGE NO.
     Item 1 -   Business..................................... 4
     Item 1A -  Risk Factors.................................11
     Item 1B -  Unresolved Staff Comments....................19
     Item 2 -   Properties...................................19
     Item 3 -   Legal Proceedings............................22
     Item 4 -   Submission of Matters to a Vote of Security
                Holders......................................22

PART II
     Item 5 -   Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities............................23
     Item 6 -   Selected Financial Data......................24
     Item 7 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operation.24
     Item 7A-   Quantitative and Qualitative Disclosure About
                Market Risk..................................25
     Item 8 -   Financial Statements and Supplementary Data..25
     Item 9 -   Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure.......25
     Item 9A-   Controls and Procedures......................25
     Item 9B-   Other Information............................25

PART III
     Item 10-   Directors and Executive Officers of the
                Registrant...................................26
     Item 11-   Executive Compensation.......................26
     Item 12-   Security Ownership of Certain Beneficial
                Owners and Management and Related
                Stockholder Matters..........................26
     Item 13-   Certain Relationships and Related
                Transactions.................................26
     Item 14-   Principal Accountant Fees and Services.......26

PART IV
     Item 15-   Exhibits, Financial Statement Schedules......27

     Signatures..............................................31

     Exhibit Index...........................................33

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "UNION
NATIONAL," "WE," "US," and "OUR" REFER TO UNION NATIONAL
FINANCIAL CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES.

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

                CRITICAL ACCOUNTING POLICIES

     Disclosure of the corporation's significant accounting policies is included in Note 1 to the consolidated financial statements on pages 8 through 11 and in Management's Discussion and Analysis on page 25 of the 2005 Annual Report to Stockholders (Exhibit 13). The corporation's accounting policies have been approved by the Audit Committee.

ITEM 1.     BUSINESS.
______      ________

     Union National Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. Union National Financial Corporation was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. Union National Financial Corporation commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. Union National Financial Corporation's business consists primarily of managing and supervising Union National Community Bank, and its principal source of income is dividends
                              4
paid by Union National Community Bank. Union National Financial Corporation has three wholly-owned subsidiaries, Union National Community Bank, Union National Capital Trust I and Union National Capital Trust II. Union National's two trust subsidiaries were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities. Union National Community Bank has a wholly owned subsidiary, Union National Insurance Agency, Inc. formed on May 21, 2001. The bank formed a new mortgage company, Home Team Financial, LLC ("Home Team Financial") that began operations in July 2005. The members of Home Team Financial are Union National Community Bank with a 98% ownership interest and John Neihart and Kevin Glackin who have an aggregate 2% ownership interest in the new company. Mr. Neihart and Mr. Glackin previously owned and operated Home Team Mortgage, Inc., a mortgage company located in Landisville, PA, and they initially will receive a greater proportion than Union National Community Bank of the net profit of the new company. In addition, in accordance with various agreements, Union National will begin to buy Mr. Neihart's and Mr. Glackin's interests in the company in 2011 and will complete this purchase over a total five-year period of time. Mr. Neihart's and Mr. Glackin's ownership interests and net profit distributions will be gradually reduced over the buyout period. Home Team Financial acquired certain assets of Home Team Mortgage, Inc. and the employees of Home Team Mortgage, Inc. became employees of Home Team Financial. Mr. Neihart serves as President of Home Team Financial and Mr. Glackin serves as Executive Vice President of the entity and together they have the authority to manage the day-to-day operations of the company. Home Team also offers title insurance and settlement services through its subsidiary, TA of Lancaster, LLC.

     Union National Community Bank was organized in 1865 under a national bank charter. Union National Community Bank is a national banking association, a member of the Federal Reserve System and is regulated by the Office of the Comptroller of the Currency. The deposits of Union National Community Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. Union National Community Bank has one main office with an annex, a commercial banking office opened in March 2004 and six branch locations within Lancaster County, Pennsylvania. It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. Union National Community Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. Union National Community Bank also has a full-service trust department located at its main office. Through a third party provider affiliation, Union National Community Bank offers certain non-depository products to its customers to include annuities and brokerage services.

     Union National Financial Corporation's executive offices are located at 570 Lausch Lane, Lancaster, Pennsylvania 17601. Its telephone number is (717) 653-1441.

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

Supervision and Regulation - Union National Financial Corporation
_________________________________________________________________

     Union National Financial Corporation operates in a heavily regulated environment. Changes in laws and regulations affecting Union National Financial Corporation and its subsidiary, Union National Community Bank, may have an impact on operations. See "Supervision and Regulation-Union National Financial Corporation" and "Supervision and Regulation-Union National Community Bank" below and pages 18 through 19 and page 38 of the 2005 Annual Report to Stockholders.

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

     The Bank Holding Company Act restricts Union National
Financial Corporation from engaging in activities other than those that the Federal Reserve has found:
     * to be closely related to banking; and
     * which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

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

     The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of Union National Financial Corporation's consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National Financial Corporation's business and capital plans. Union National Community Bank has capital ratios exceeding the regulatory requirements. See page 18 of Union National Financial Corporation's 2005 Annual Report to Stockholders for information concerning the corporation's and the bank's capital ratios, which are included in Exhibit 13 and incorporated herein by reference.

     Pending Legislation.  Management cannot anticipate what
     ___________________
changes Congress may enact or, if enacted, their impact on Union National Financial Corporation's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National Financial Corporation's and Union National Community Bank's businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 18 through 19 and page 38 of Union National Financial Corporation's 2005 Annual Report to Stockholders, which is included in Exhibit 13 and incorporated herein by reference.

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

     Environmental Laws.  Neither Union National Financial
     __________________
Corporation nor Union National Community Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Union National Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Union National Community Bank. Union National Financial Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Union National Community Bank.

     Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002
     __________________________
implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

     USA Patriot Act.  The Uniting and Strengthening America by
     _______________
Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes additional obligations on financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

     Statistical Data.  The information required by this Item is
     ________________
incorporated by reference from pages 25 through 38 of Union
National Financial Corporation's 2005 Annual Report to
Stockholders.

     Employees.  As of March 20, 2006, Union National Community
     _________
Bank, including Home Team Financial, had 169 full-time employees and 21 part-time employees. None of these employees is represented by a collective bargaining agent, and Union National Financial Corporation believes it enjoys good relations with its personnel. The corporation's website address is www.uncb.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting Clement M. Hoober, Executive VP, Chief Financial Officer at P.O. Box 567, 101 E. Main Street, Mount Joy, PA 17552-567. (The information found on the corporation's website does not constitute a part of this or any other report.)

ITEM 1A.    RISK FACTORS.
_______     ____________

     An investment in Union National's common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Union National are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Union National. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, Union
National's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Union National's common stock could decline significantly, and you could lose all or part of your investment.

UNION NATIONAL IS SUBJECT TO INTEREST RATE RISK, AND VARIATIONS
IN INTEREST RATES MAY NEGATIVELY AFFECT ITS FINANCIAL
PERFORMANCE.

     Changes in the interest rate environment may reduce profits. The primary source of income for Union National is the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Union National's net interest spread, asset quality, loan origination volume and overall profitability.

UNION NATIONAL IS SUBJECT TO LENDING RISK

     There are inherent risks associated with Union National's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the Commonwealth of Pennsylvania and the United States. As noted above, increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. Union National is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against Union National.

     As of December 31, 2005, approximately 55% of Union National's loan portfolio consisted of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Union National's financial condition and results of operations.

UNION NATIONAL'S ALLOWANCE FOR LOAN AND LEASE LOSSES MAY BE
INSUFFICIENT

     Union National's loan customers may not repay their loans according to their terms, and the collateral securing the payment of their loans may be insufficient to assure repayment. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for losses charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans and leases ("loans"). The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Union National's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Also, if charge-offs in future periods exceed the allowance for loan losses, Union National will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Union National's financial condition and results of operations.

UNION NATIONAL IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND
SUPERVISION

     Union National is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Union National in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While Union National has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, Union National is subject to changes in federal and state tax laws, accounting principles, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Compliance with the various statutes and other regulations increases Union National's expense, requires management's attention, and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

UNION NATIONAL MAY NOT BE ABLE TO SUCCESSFULLY MANAGE GROWTH

     During the last five years, Union National has experienced significant growth. Continued growth and expansion is a key aspect of our business strategy. Union National's ability to continue to grow depends, in part, upon our ability to:

     * Open new branch offices;
     * Attract deposits to those locations;
     * Identify attractive loan and investment opportunities; and
     * Obtain capital necessary for growth on terms that are favorable.

     Management may not be able to successfully implement Union National's growth strategy if attractive locations and opportunities to expand in the future cannot be identified. The ability to manage growth successfully will also depend upon whether it is possible to maintain capital levels adequate to support growth, maintain cost controls and asset quality, and introduce new products and services. We anticipate that some growth will be supported through the generation of additional deposits at new branch locations; however, it may be necessary to raise additional capital through other means. Union National's ability to raise capital through the sale of securities will depend primarily upon our financial condition and the condition of financial markets at the time, and it may not be possible to obtain additional capital in the amounts or on terms satisfactory to us. Future growth may be constrained if Union National is unable to raise additional capital as needed.

     As Union National continues to expand by opening new branches, we expect to incur increased personnel, occupancy, and other operating expenses. These higher expenses must be absorbed while new deposits are beginning to be generated, and there is also a time lag in deploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, Union National's plans to grow aggressively could depress earnings in the short run, even if the growth strategy is well executed.

UNION NATIONAL IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK
ASSOCIATED WITH LENDING ACTIVITIES

     A significant portion of Union National's loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Union National may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

UNION NATIONAL'S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC
CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA

     Union National's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Lancaster County, PA. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on Union National's financial condition and results of operations.

UNION NATIONAL OPERATES IN A HIGHLY COMPETITIVE INDUSTRY AND
MARKET AREA

     Union National competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than Union National does, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for Union National to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

     Union National's ability to compete successfully depends on a number of factors, including, among other things:

   * The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
   * The ability to expand our market position;
   * The scope, relevance and pricing of products and services offered to meet customer needs and demands;
   * The rate at which we introduce new products and services relative to our competitors;
   * Customer satisfaction with our level of service; and
   * Industry and general economic trends.

     Failure to perform in any of these areas could significantly weaken Union National's competitive position, which could adversely affect our growth and profitability. This could, in turn, have a material adverse effect on our financial condition and results of operations.

UNION NATIONAL'S CONTROLS AND PROCEDURES MAY FAIL OR BE
CIRCUMVENTED

     Management regularly reviews and updates Union National's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT
UNION NATIONAL TO ADDITIONAL RISK

     From time to time, Union National may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, Union National may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on Union National's business, results of operations, and financial condition.

UNION NATIONAL RELIES ON DIVIDENDS FROM ITS SUBSIDIARIES FOR MOST
OF ITS REVENUE

     Union National Financial Corporation ("UNFC") is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary, Union National Community Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank may pay to UNFC. Also, UNFC's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the bank is unable to pay dividends to UNFC, UNFC may not be able to service debt, pay obligations, or pay dividends on its common stock. The inability to receive dividends from the bank could have a material adverse effect on our business, financial condition, and results of operations.

UNION NATIONAL MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED
PEOPLE

     Union National is a customer-focused and relationship-driven organization. Our success depends, in large part, on our ability to attract and retain key people. Union National currently has employment agreements with several of our senior officers; however, the existence of such agreements does not necessarily assure that we will be able to continue to retain their services. We also maintain bank-owned life insurance that would help cover some of the economic impact of a loss caused by death. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Competition for the best people in most activities engaged in by Union National can be intense and we may not be able to hire people or to retain them.

UNION NATIONAL'S INFORMATION SYSTEMS MAY EXPERIENCE AN
INTERRUPTION OR BREACH IN SECURITY

     Union National relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While Union National has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of Union National's information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

UNION NATIONAL CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE

     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Union National's future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of Union National's competitors have substantially greater resources to invest in technological improvements. Union National may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Union National's business and, in turn, our financial condition and results of operations.

     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

UNION NATIONAL IS SUBJECT TO CLAIMS AND LITIGATION PERTAINING TO
FIDUCIARY RESPONSIBILITY

     From time to time, customers may make claims and take legal action pertaining to Union National's performance of its fiduciary responsibilities. Whether customer claims and legal action related to our performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of Union National and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on Union National's financial condition and results of operations.

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR ON TERRORISM, AND
OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT UNION NATIONAL'S
BUSINESS

     Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on Union National's ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause Union National to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on Union National's financial condition and results of operations.

UNION NATIONAL'S STOCK PRICE CAN BE VOLATILE

     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Union National's stock price can fluctuate significantly in response to a variety of factors including, among other things:

     * Actual or anticipated variations in quarterly results of operations;
     * Recommendations by securities analysts;
     * Operating and stock price performance of other companies that investors deem comparable to Union National;
     * News reports relating to trends, concerns, and other issues in the financial services industry;
     * Perceptions in the marketplace regarding Union National and/or its competitors;
     * New technology used, or services offered, by competitors;
     * Changes in government regulation; or
     * Geopolitical conditions such as acts or threats of terrorism or military conflicts.

     General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

THE TRADING VOLUME IN UNION NATIONAL'S COMMON STOCK IS LESS THAN
THAT OF SOME OTHER FINANCIAL SERVICES COMPANIES

     Union National's common stock is traded on the OTC Bulletin Board. The trading volume in our common stock is less than that of some other financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which Union National has no control. Given the lower trading volume of our common stock, significant sales of the common stock or the expectation of these sales could cause Union National's stock price to fall.

UNION NATIONAL'S ARTICLES OF INCORPORATION, BY-LAWS AND CERTAIN
BANKING LAWS MAY HAVE AN ANTI-TAKEOVER EFFECT

     Provisions of Union National's articles of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Union National, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Union National's common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
_______     _________________________

     None.

ITEM 2.     PROPERTIES.
______      __________

     Union National Community Bank owns its main bank office, six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Below is a table containing the location and date of acquisition of Union National Community Bank's properties. In addition, Union National Community Bank leases office space for two branch offices, a commercial banking office, a professional office center (executive offices), and land for future office expansion. Union National Community Bank's executive offices are located at 570 Lausch Lane, Lancaster, Pennsylvania.

       PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK
Office and Address       Description of Property  Date Acquired
__________________       _______________________  _______________

Mount Joy Bank Office    Main Bank Office         1911
101 East Main Street     Cut limestone and brick.
Mount Joy, PA  17552     1995 addition is concrete
                         over steel construction.
                         Containing approximately
                         22,251 sq. ft. of space.

Mount Joy Office Annex   Wood frame construction  September, 1992
115 East Main Street     with aluminum siding.
Mount Joy, PA 17552      Containing approximately
                         1,632 sq. ft. of space.

Maytown Branch Office    Branch Bank              April 1972
100 West High Street     Brick veneer, shingled roof
Maytown, PA  17550       with wood trusses.  Containing
                         approximately 4,960 sq. ft.
                         of space.

Hempfield Branch Office  Branch Bank              June 1979
190 Stony Battery Road   Brick with wood shingle roof.
Salunga, PA 17538        Containing approximately
                         4,619 sq. ft. of space.

Elizabethtown Branch     Branch Bank              January 1988
 Office                  Brick veneer, shingled roof
1275 South Market Street with wood trusses.
Elizabethtown, PA  17022 Containing approximately
                         6,808 sq. ft. of space.

Elizabethtown MotorBank  Drive-up Bank            September 2001
 Office                  Brick on Frame
                         Containing approximately
                         574 sq. ft. of space.


MotorBank Branch Office  Drive-up Bank Branch     November 1972
21 North Barbara Street  Brick on frame.
Mount Joy, PA 17552      Containing approximately
                         445 sq. ft. of space.

Administration Services  Brick on concrete block  December 1984
 Center                  with wood and steel frame.
Bank Administration      Containing approximately
Building
25 North Barbara Street

Mount Joy, PA  17552     9,398 sq. ft. of space

Columbia Branch Office   Branch Bank              October 1992
921 Lancaster Avenue     One story brick building
Columbia, PA  17512      containing approximately
                         2,257 sq. ft. of space.

                  PROPERTY LEASED BY THE BANK
Office and Address       Description of Property  Date Leased
__________________       _______________________  _______________

Manheim Branch Office    Concrete block building  January 1995
701 Lancaster Road       containing 4,266 sq. ft.
Manheim, PA 17545        of space of which approximately
                         2,600 sq. ft. of space is
                         currently used for banking
                         purposes.

Credit Services Office   Third floor of three     August 1998
32 Mount Joy Street      story brick building
Mount Joy, PA 17552      containing 3,000 sq. ft. of
                         office space.

Manheim Township Branch  Branch Bank              April 22, 2003
Office                   One story brick and metal siding
38 E. Roseville Road     building containing approximately
Lancaster, PA 17601      2,000 sq. ft. of space.

Future Office Site       Future Branch Bank      February 1, 2005
1625 Old Philadelphia    Building under construction
Pike                     containing approximately
Lancaster, PA 17602      3,484 sq. ft. of space.

Commercial Banking       Suite 230 (a portion of  March 2005
 Office                  a three story concrete and
Suite 230                masonry office complex) containing
205 Granite Run Drive    approximately 3,789 sq. ft. of
Lancaster, PA 17601      office space.


Union National           Three story masonry,     February 2006
 Professional Center     stone and brick over steel
570 Lausch Lane          building with concrete floors,
Lancaster, PA 17601      containing approximately
                         27,000 sq. ft of office space,
                         of which approximately
                         18,000 sq. ft is currently
                         used for bank
                         administrative purposes and
                         the remainder of which is
                         available for sub-lease.

     In management's opinion, the above properties are in good condition and are adequate for Union National Financial
Corporation's and Union National Community Bank's purposes.

ITEM 3.     LEGAL PROCEEDINGS.
______      _________________

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
______      ___________________________________________________

     None. There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                            PART II
                            _______

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
______      ______________________________________________
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            __________________________________________________
            SECURITIES.
            __________
     Market and dividend information required by this Item is incorporated herein by reference from the inside front cover of Union National Financial Corporation's 2005 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2005 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

     Union National Financial Corporation and, prior to Union National Financial Corporation's organization as a bank holding company, Union National Community Bank, have paid regular cash dividends on their common stock for more than forty years. Union National Financial Corporation expects to pay future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to it by Union National Community Bank.

     Information related to Securities authorized for Issuance under Equity Compensation Plans is incorporated herein by reference to page 11 of the Union National Financial Corporation
2006 Proxy Statement.

     Additional information required by this item regarding dividend restrictions is incorporated herein by reference from
Note 14 on page 18 and page 38 of Union National Financial Corporation's 2005 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

     As of March 20, 2006, there were approximately 891 holders of record of Union National Financial Corporation's common stock.

ISSUER PURCHASES OF EQUITY SECURITIES:


                                                         (d)
                                            (c)        Maximum
                                        Total Number  Numbers of
                                          of Shares   Shares that
                      (a)               Purchased as  May Yet Be
                     Total      (b)   Part of Publicly Purchased
                   Number of  Average     Announced    Under the
                    Shares   Price Paid   Plans or    Plans or
Period            Purchased  per Share    Programs*   Programs*
_________________________________________________________________
October 1, 2005 to
October 31, 2005    7,122       $21.68        7,122        61,741

November 1, 2005
to November 30,
2005                  100       $21.75          100        61,641

December 1, 2005
to December 31,
2005                2,868       $22.05        2,868        58,773
                    _____                     _____
Total              10,090       $21.79       10,090
                   ======                    ======

     *On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.


ITEM 6.     SELECTED FINANCIAL DATA.
______      _______________________

     The information required by this Item is incorporated herein by reference from page 24 of Union National Financial
Corporation's 2005 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
______      _________________________________________________
            CONDITION AND RESULTS OF OPERATIONS.
            ___________________________________

     The information required by this Item is incorporated by reference from pages 25 through 38 of Union National Financial Corporation's 2005 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
_______     ____________________________________________________
            RISK.
            _____

     The information required by this Item is incorporated herein by reference from pages 36 through 37 of Union National Financial
Corporation's 2005 Annual Report to Stockholders which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
______      ___________________________________________

     The information required by this Item is incorporated herein by reference from pages 4 through 23 of Union National Financial
Corporation's 2005 Annual Report to Stockholders which are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
______      ________________________________________________
            ACCOUNTING AND FINANCIAL DISCLOSURE.
            ___________________________________

     None.

ITEM 9A.    CONTROLS AND PROCEDURES
_______     _______________________

    (a)     Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) was evaluated as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the corporation's disclosure controls and procedures were effective in alerting them to the material information relating to the corporation (or the corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

    (b)     Changes in internal controls.

     There were no changes made in the corporation's internal controls during the period covered by this report or, to their knowledge, in other factors that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9A.    OTHER INFORMATION
_______     _________________

     None.

                          PART III
                          ________

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
_______     ______________________________________________

     The information required by this Item is incorporated herein by reference from pages 2 through 5 and pages 7 and 18 of Union National Financial Corporation's Proxy Statement for its 2006 Annual Meeting of Shareholders. As of July 2003, Union national Financial Corporate put in place the Directors and Senior Management Code of Ethics. The code of ethics encourages individual to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics. The code of ethics is incorporated herein by reference from Exhibit 14 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.

ITEM 11.    EXECUTIVE COMPENSATION.
_______     ______________________

     The information required by this Item is incorporated herein by reference from pages 7 through 15 and page 17 of Union
National Financial Corporation's Proxy Statement for its 2006
Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
_______     ___________________________________________________
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
            __________________________________________

     The information required by this Item is incorporated herein by reference from pages 6, 7, and 10 of Union National Financial Corporation's Proxy Statement for its 2006 Annual Meeting of Shareholders. The information related to Equity Compensation Plans as required is incorporated herein by reference to the Equity Compensation Plan Information table on page 11 of Union National Financial Corporation's Proxy Statement for its 2006 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
_______     ______________________________________________

     The information required by this Item is incorporated herein by reference from page 13 of Union National Financial
Corporation's Proxy Statement for its 2006 Annual Meeting of
Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
_______     ______________________________________

     The information required by this Item is incorporated herein by reference from page 16 of Union National Financial
Corporation's Proxy Statement for its 2006 Annual Meeting of
Shareholders.

                          PART IV
                          _______

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
_______     _______________________________________

     (a)    1.  Financial Statements.
                The following financial statements are included
                 by reference in Part II, Item 8 hereof.
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Changes in
                  Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                Report of Independent Registered Public
                  Accounting Firm

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

                10.4 Union National Financial Corporation's Employee Stock Purchase Plan (Incorporated by Reference to Exhibit 4.4 to Union National Financial Corporation's
                       Registration Statement No. 333-27837 on
                       Form S-8, filed with the Commission on May
                       27, 1997).

                10.5 Change of Control Agreement, dated May 29, 2001, between Clement M. Hoober and Union National Financial Corporation.
                       (Incorporated by Reference to Union
                       National Financial Corporation's Quarterly
                       Report on Form 10-Q for the Period Ended
                       June 30, 2001).

                10.6 Executive Incentive Retirement Agreement, CFO, dated January 1, 2004 between Clement
                       M. Hoober and Union National Community
                       Bank. (Incorporated by reference to
                       Exhibit 10.7 to Union National Financial
                       Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.7 Group Term Replacement Plan for Certain Officers, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.8 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.8 Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael
                       A. Frey and Union National Community Bank.
                       (Incorporated by reference to Exhibit 10.9 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.9   Group Term Replacement Plan for Certain
                       Officers, COO, dated January 1, 2004
                       between Michael A. Frey and Union National

                       Community Bank.  (Incorporated by
                       reference to Exhibit 10.10 to Union
                       National Financial Corporation's Annual
                       Report on Form 10-K, filed with the
                       Commission on March 30, 2004.)

                10.10 Executive Salary Continuation Agreement, CEO, dated December 31, 2003 between Mark
                       D. Gainer and Union National Community
                       Bank.  (Incorporated by reference to
                       Exhibit 10.11 to Union National Financial
                       Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.11 Group Term Replacement Plan for Certain Officers, CEO, dated January 1, 2004 between Mark D. Gainer and Union National Community Bank. (Incorporated by reference to Exhibit 10.12 to Union National Financial Corporation's Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

                10.12 Union National Financial Corporation, 1999 Independent Directors Stock Option Plan. (Incorporated by Reference to Exhibit 4.3 to Union National Financial Corporation's Registration Statement No. 333-80739 on Form S-8, filed with the Commission on June 15, 1999.)

                10.13  Board of Director Fees

                10.14  Office Lease between Lausch Lane
                       Associates LP as Landlord and Union
                       National Community Bank as Tenant for 570
                       Lausch Lane Lancaster,  PA 17601.
                       (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation's Current Report of Form 8-K, filed with the Commission on May 17, 2005.)

                10.15 Employment agreement between Michael A. Frey, Executive Vice President and Chief Operating Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation's Current Report of Form 8-K, filed with the Commission on June 23, 2005.)

                10.16 (a) Members Agreement dated as of July 15, 2005 by and among Union National Community Bank, John Neihart, and Kevin Glackin, regarding the formation of Home Team Financial, LLC

                10.16  (b) Operating Agreement of Home Team
                       Financial, LLC dated as of July 15, 2005

                10.16 (c) Employment Agreement dated as of the July 15, 2005 between Home Team Financial,
                       LLC, Union National Community Bank, and
                       John Neihart

                10.16 (d) Employment Agreement dated as of the July 15, 2005 between Home Team Financial,
                       LLC, Union National Community Bank, and
                       Kevin Glackin

                13     Excerpts from Union National Financial
                       Corporation's 2005 Annual Report to
                       Stockholders.

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

                32     Certification of Principal Executive
                       Officer and Principal Financial Officer
                       Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

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

                      UNION NATIONAL FINANCIAL
                      ________________________
                      CORPORATION
                      ___________
                      (Registrant)

                      By    /s/ Mark D. Gainer
                            __________________
                            Mark D. Gainer,
                            Chairman of the Board of Directors,
                            President and Chief Executive Officer

                      Date: March 23, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.
                                                        DATE
                                                        ____
By   /s/ Mark D. Gainer                            March 23, 2006
     _______________________
     Mark D. Gainer,
     Chairman of the Board of Directors,
     President, Chief Executive Officer
     and Director (principal executive officer)


By   /s/ Clement M. Hoober                         March 23, 2006
     _______________________
     Clement M. Hoober, CPA,
     Chief Financial Officer (principal
     financial officer and principal
     accounting officer)


By   /s/ Michael A. Frey                           March 23, 2006
     _______________________
     Michael A. Frey, Vice President
     and Director


By   /s/ Nancy Shaub Colarik                       March 23, 2006
     _______________________
     Nancy Shaub Colarik, Director


By   /s/ William E. Eby                            March 23, 2006
     _______________________

     William E. Eby, Director

By   /s/ James R. Godfrey                          March 23, 2006
     _______________________
     James R. Godfrey, Director


By   /s/ Carl R. Hallgren                          March 23, 2006
     _______________________
     Carl R. Hallgren, Vice Chairman
     of the Board of Directors and
     Director


By   /s/ William M. Nies                           March 23, 2006
     _______________________
     William M. Nies, Director


By   /s/ Darwin A. Nissley                         March 23, 2006
     _______________________
     Darwin A. Nissley, Director


By   /s/ Lloyd C. Pickell                          March 23, 2006
     _______________________
     Lloyd C. Pickell, Director


By   /s/ Benjamin W. Piersol, Jr.                  March 23, 2006
     _______________________
     Benjamin W. Piersol, Jr., Director

By   /s/ Kevin Dolan                               March 23, 2006
     _______________________
     Kevin Dolan, Director

                         EXHIBIT INDEX

Exhibit Number
______________

     10.13     Board of Director Fees

     10.16(a) Members Agreement dated as of July 15, 2005 by and among Union National Community Bank, John Neihart, and Kevin Glackin, regarding the formation of Home
               Team Financial, LLC

     10.16(b)  Operating Agreement of Home Team Financial, LLC
               (the "Company"), dated as of July 15, 2005

     10.16(c) Employment Agreement dated as of the July 15, 2005 between Home Team Financial, LLC, Union National
               Community Bank, and John Neihart

     10.16(d) Employment Agreement dated as of the July 15, 2005 between Home Team Financial, LLC, Union National
               Community Bank, and Kevin Glackin

     13        Excerpts from Union National Financial
               Corporation's 2005 Annual Report to Shareholders.

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

     32        Certification of Principal Executive Officer and
               Principal Financial Officer Pursuant to U.S.C.
               Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002