Form 10-Q
period 2006-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2006-05-15
CIK 874482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                            FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006


                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________ to  ___________

     Commission file number 0-19214
                           _____________

              UNION NATIONAL FINANCIAL CORPORATION
              ______________________________________
    (Exact Name of Registrant as Specified in its Charter)


         Pennsylvania                           23-2415179
         ____________                           __________
   (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)         Identification Number)


        570 Lausch Lane
      Lancaster, Pennsylvania                     17601
      _______________________                  ____________
       (Address of Principal                    (Zip Code)
         Executive Offices)

                        (717) 653-1441
                        _______________
       (Registrant's Telephone Number,Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes [X]    No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer [ ]   Accelerated filer [ ]

Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                            Yes [ ]        No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 2,514,780 shares of $.25 (par) common stock were outstanding as of May 10, 2006.

              UNION NATIONAL FINANCIAL CORPORATION
                          FORM 10-Q
                            INDEX

PART I - FINANCIAL INFORMATION                           PAGE NO.
         _____________________                           _______
  Item 1 -  Financial Statements
            Consolidated Statements of Financial Condition....1
            Consolidated Statements of Income...............2-3
            Consolidated Statements of Comprehensive Income...3
            Consolidated Statements of Cash Flows.............4
            Notes to Consolidated Financial Statements......5-7
  Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............8-18
  Item 3 -  Quantitative and Qualitative Disclosures About
            Market Risk...................................18-19
  Item 4 -  Controls and Procedures.......................19-20


PART II - OTHER INFORMATION
          _________________
  Item 1 -  Legal Proceedings................................21
  Item 1A - Risk Factors.....................................21
  Item 2 -  Unregistered Sales of Equity Securities
             and Use of Proceeds.............................21
  Item 3 -  Defaults Upon Senior Securities..................21
  Item 4 -  Submission of Matters to a Vote of
             Security Holders................................21
  Item 5 -  Other Information................................21
  Item 6 -  Exhibits......................................21-22

  Signature Page.............................................23

  Exhibit 31.1 -  Certification of Principal Executive
                  Officer Pursuant to Exchange Act Rules
                  13a-14(a)/15d-14(a) as added by Section
                  302 of the Sarbanes-Oxley Act of 2002......24

  Exhibit 31.2 -  Certification of Principal Executive
                  Officer Pursuant to Exchange Act Rules
                  13a-14(a)/15d-14(a) as added by Section
                  302 of the Sarbanes-Oxley Act of 2002......25

  Exhibit 32 -    Certification of Principal Executive
                  Officer and Principal Financial Officer
                  Pursuant to 18 U.S.C. Section 1350 as
                  Added by Section 906 of the Sarbanes-
                  Oxley Act of 2002..........................26

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "UNION
NATIONAL," "WE," "US," AND "OUR" REFER TO UNION NATIONAL
FINANCIAL CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES.

                     PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      3/31/2006    12/31/2005
(Dollars in thousands, except        (unaudited)    (audited)
per share data)                       __________   __________
ASSETS
Cash and Due from Banks               $   23,852   $   14,317
Interest-Bearing Deposits in
 Other Banks                                 109          184
                                      __________   __________
    Total Cash and Cash Equivalents       23,961       14,501
Investment Securities Available-
 for-Sale                                121,920      119,702
Loans Held for Sale                          554        2,147
Loans and Leases, Net of Unearned Income 304,350      300,213
  Less: Allowance for Loan and
        Lease Losses                      (2,729)      (2,675)
                                      __________   __________
    Net Loans and Leases                 301,621      297,538
Premises and Equipment, Net                8,530        7,059
Restricted Investment in Bank Stocks       5,660        5,736
Bank-Owned Life Insurance                  9,951        9,860
Other Assets                               6,153        5,635
                                      __________   __________
        TOTAL ASSETS                  $  478,350   $  462,178
                                      ==========   ==========
LIABILITIES
Deposits:
  Noninterest-Bearing                 $   58,604   $   43,643
  Interest-Bearing                       256,787      252,967
                                      __________   __________
    Total Deposits                       315,391      296,610
Short-Term Borrowings                      4,448       18,305
Long-Term Debt                           117,158      105,815
Junior Subordinated Debentures            11,341       11,341
Other Liabilities                          2,362        2,817
                                      __________   __________
        TOTAL LIABILITIES                450,700      434,888

Minority Interest in
 Consolidated Subsidiaries                    52           65

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)      736          734
  Shares: Authorized - 20,000,000;
  Issued - 2,944,822 and 2,936,798 shares
   at March 31,2006 and December 31, 2005,
   respectively
  Outstanding - 2,515,550 and 2,510,682
   shares at March 31, 2006 and December 31,
   2005, respectively
Surplus                                   12,989       12,855
Retained Earnings                         22,944       22,576
Accumulated Other Comprehensive Loss        (515)        (447)
Treasury Stock, at cost - 429,272 and
426,116 shares at March 31, 2006 and
December 31, 2005, respectively           (8,556)      (8,493)
                                      __________   __________

        TOTAL STOCKHOLDERS' EQUITY        27,598       27,225
                                      __________   __________

        TOTAL LIABILITIES and
         STOCKHOLDERS' EQUITY         $  478,350   $  462,178
                                      ==========   ==========

See notes to consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                         2006            2005
                                         ____            ____
INTEREST INCOME
Interest and Fees on Loans and Leases $    5,355      $    4,315
Investment Securities:
  Taxable Interest                           989             849
  Tax-Exempt Interest                        364             293
  Dividends                                   76              55
Other                                          8               1
                                      __________      __________
    Total Interest Income                  6,792           5,513
INTEREST EXPENSE
Deposits                                   1,669             934
Short-Term Borrowings                         85              48
Long-Term Debt                             1,256             799
Junior Subordinated Debentures               194             153
                                      __________      __________
    Total Interest Expense                 3,204           1,934
                                      __________      __________
        Net Interest Income                3,588           3,579
PROVISION for LOAN and LEASE LOSSES           30             124
                                      __________      __________
        Net Interest Income after
         Provision for Loan and Lease
         Losses                            3,558           3,455

OTHER OPERATING INCOME
Income from Fiduciary Activities              77              71
Service Charges on Deposit Accounts          388             359
Other Service Charges, Commissions,
 Fees                                        214             184
Alternative Investment Sales
 Commissions                                 169             170
Investment Securities Gains                   22              21
Mortgage Banking/Brokerage Activities        690              46
Title Insurance/Settlement Income            132               -
Earnings from Bank-Owned Life Insurance       91             104
Other Income                                  93              54
                                      __________      __________
  Total Other Operating Income             1,876           1,009
OTHER OPERATING EXPENSES
Salaries and Wages                         1,963           1,441
Retirement Plan and Other Employee
 Benefits                                    570             479
Net Occupancy Expense                        324             228
Furniture and Equipment Expense              184             173
Professional Fees                            185             172
Data Processing Services                     202             173
Pennsylvania Shares Tax                       27              38
Advertising and Marketing Expenses           255              75
ATM Processing Expenses                       94              86
Minority Interest in Earnings of
 Subsidiaries                                 (9)              -
Other Operating Expenses                     776             605
                                      __________      __________
  Total Other Operating Expenses           4,571           3,470
                                      __________      __________
    Income before Income Taxes               863             994
PROVISION for INCOME TAXES                    93             172
                                      __________      __________
NET INCOME                            $      770      $      822
                                      ==========      ==========
See notes to consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued

(Dollars in thousands, except per share data)
                                     Three Months Ended March 31,
                                     ____________________________
                                         2006            2005

                                         ____            ____
PER SHARE INFORMATION
Net Income - Basic                    $     0.31      $     0.33
Net Income - Assuming Dilution              0.30            0.32
Cash Dividends                              0.160           0.152




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                     Three Months Ended March 31,
                                     ____________________________
                                         2006            2005
                                         ____            ____
Net Income                            $      770      $      822
Other Comprehensive Income (Loss),
  Net of Tax:
   Unrealized Holding Gains (Losses)
    on Available-for-Sale Investment
    Securities Arising During the
    Year, Net of Tax Benefit of $17
    and $415 in 2006 and 2005,
    respectively                             (33)           (805)
   Reclassification Adjustment for
    (Gains) Losses included in Net
    Income, Net of Tax of $7 and
    $7 in 2006 and 2005, respectively        (15)            (14)
Unrealized Gains (Losses) on Cash
 Flow Hedges
    Net of Tax Benefit of $15 in 2006        (20)              -
                                      __________      __________
      Total Other Comprehensive
       Income (Loss)                         (68)           (819)

                                      __________      __________
      TOTAL COMPREHENSIVE INCOME
       (LOSS)                         $      702      $        3
                                      ==========      ==========













See notes to consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)
                                     Three Months Ended March 31,
                                     ____________________________
                                         2006            2005
                                         ____            ____
CASH FLOWS from OPERATING ACTIVITIES
Net Income                            $      770      $      822
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization             236             234
   Provision for Loan and Lease
    Losses                                    30             124
   Net Amortization of Investment
    Securities' Premiums                     172             236
   Investment Securities Gains               (22)            (21)
   (Benefit) Provision for Deferred
    Income Taxes                             (48)            178
   Earnings from Bank-Owned Life
    Insurance                                (91)           (104)
   Gains on Loans Sold                      (418)            (23)
   Proceeds from Sales of Loans           15,162           1,173
   Loans Originated for Sale             (13,151)           (918)
   Increase in Accrued Interest
    Receivable                              (152)           (186)
   Increase in Other Assets                 (278)           (541)
   (Decrease) Increase in Other
    Liabilities                             (475)             49
   Decrease in Minority Interest
    Liability                                (13)              -
                                      __________      __________
        Net Cash Provided by
         Operating Activities              1,722           1,023

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
 Available-for-Sale Securities             5,856           2,939
Proceeds from Maturities of
 Available-for-Sale Securities             2,898           4,979
Purchases of Available-for-Sale
 Securities                              (11,196)        (13,251)
Net Sales of Restricted Investments
 in Bank Stocks                               76             116
Net Loans and Leases Made to
 Customers                                (4,113)         (4,630)
Purchases of Premises and Equipment       (1,721)            (88)
                                      __________      __________
        Net Cash Used in Investing
         Activities                       (8,200)         (9,935)

CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits and
 Savings Accounts                         14,961           6,081
Increase in Time Deposits                  3,820           3,090
Net (Decrease) Increase in Short-Term
 Borrowings                              (13,857)          2,934
Proceeds from Issuance of Long-Term
 Debt                                     13,343           4,123
Payments on Long-Term Debt                (2,000)         (3,030)
Acquisition of Treasury Stock                (63)           (279)
Issuance of Common Stock                     136             303
Cash Dividends Paid                         (402)           (384)
                                      __________      __________
        Net Cash Provided by Financing
         Activities                       15,938          12,838
                                      __________      __________
Net Increase in Cash and Cash
 Equivalents                               9,460           3,926
CASH and CASH EQUIVALENTS -
 Beginning of Year                        14,501           9,843
                                      __________      __________
CASH and CASH EQUIVALENTS -
 End of Year                          $   23,961      $   13,769
                                      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                            $    3,224      $    1,905
  Income Taxes                               200               -

See notes to consolidated financial statements.

             UNION NATIONAL FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2006 and December 31, 2005, and results of operations and cash flows for the three months ended March 31, 2006 and 2005. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2005 Annual Report to Stockholders.

2. Basis of Presentation

The consolidated financial statements include the accounts of Union National Financial Corporation, its subsidiary Union National Community Bank (the "bank"), and bank subsidiaries Home Team Financial, LLC and its subsidiary TA of Lancaster, LLC (together, "Home Team Financial"). All material intercompany accounts and transactions have been eliminated in consolidation. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

3. Earnings per Share

Net income as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows:

                                             Three Months Ended
                                                  March 31,
                                              2006       2005
                                              ____       ____
Weighted-average common shares
 outstanding used in the computation
 of basic earnings per share                2,512,034  2,522,424
Effect of dilutive stock options               19,636     51,675
                                            _________  _________
Weighted-average common shares and
 equivalents used in the computation
 of diluted earnings per share              2,531,670  2,574,099
                                            =========  =========
Stock options not included in the
 earnings per share computation
 as their effect would have been anti-
 dilutive                                      93,949     25,505
                                            =========  =========

4.  Share-Based Payments

On January 1, 2006, Union National adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, compensation expense will be recognized for future share-based awards based upon an assessment of the grant date fair value. Prior to 2006, share- based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25 and, thus, no compensation expense was recognized at the grant date. Union National is using the modified prospective method of adoption, which permits application of SFAS 123(R) on a going-forward basis
rather than restating prior periods.   Stock compensation expense
for future share-based awards will be recognized on a straight-line basis over the vesting period of the award.

No share-based awards were granted or vested during the three months ended March 31, 2006 or 2005; therefore, no compensation expense was recorded during the three months ended March 31, 2006, and there is no pro-forma adjustment to net income for the three months ended March 31, 2005. Disclosure of pro-forma net income and earnings per share that would occur if compensation expense had been recognized in 2005 is therefore omitted.

Union National currently has three separate stock option plans in place. First, there is the Employee Stock Purchase Plan, which allows eligible employees to purchase stock in Union National. Of the 115,762 shares reserved for issuance under this plan, options to purchase 64,658 shares are available for grant. Options granted under this plan have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. The other two plans are the Employee Stock Incentive Plan and the Independent Directors' Stock Option Plan. Of the 249,506 shares reserved for issuance under the Employee Stock Incentive Plan, options to purchase 31,920 shares are available for grant. No further options can be granted under the Independent Directors' Stock Option Plan. Options granted under these two plans have terms up to 10 years, have option prices equal to the fair value of the shares on the date of the grant and are exercisable six months after their grant date.

During the three months ended March 31, 2006, Union National received proceeds of $41,000 for the exercise of options with an intrinsic value of $15,000. Stock option transactions for the three months ended March 31, 2006 are summarized below:


                                      Stock     Weighted-Average
                                     Options     Exercise Price
                                     _______     ______________
Options Outstanding at
  December 31, 2005 (Prices range
  from $11.52 to $22.14)             202,999       $  18.22
Options Granted                            -              -
Options Exercised                     (2,924)         13.86
Options Forfeited                       (562)         15.72
Options Expired                      (11,634)         16.15
                                     ________      ________
Options Outstanding at
 March 31, 2006 (Prices range
 from $11.52 to $22.14)              187,879       $  18.21
                                     ========

The following table presents information regarding options outstanding as of March 31, 2006:


Weighted-average contractual remaining term
 - options outstanding                           6.2 Years
Aggregate intrinsic value - options outstanding  $148,000

Options exercisable                               187,879
Weighted-average exercise price
 - options exercisable                           $  18.21
Aggregate intrinsic value - options exercisable  $148,000
Weighted-average contractual remaining term
 - options exercisable                           6.2 Years


Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. It is Union National's policy to issue new shares upon the exercise of stock options.

Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the three months ended March 31, 2006 as there were no such exercises or dispositions during the period.

5.  Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $5,659,000 and $4,950,000 of standby letters of credit outstanding as of March 31, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 and December 31, 2005, for guarantees under standby letters of credit issued is not material.

6. Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied upon initial adoption of Statement 123(R) without an impact on Union National's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statement Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Union National is required to adopt the provisions of SFAS 155, as applicable, beginning January 1, 2007. Management does not believe the adoption of SFAS 155 will have a material impact on Union National's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for Union National will be as of January 1, 2007. Management does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation ("Union National"), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the "bank"). Union National's consolidated financial condition and results of operations consist primarily of the bank's financial condition and results of operations. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the bank, and its subsidiary, TA of Lancaster, LLC (together, "Home Team Financial") began operations in July 2005. Home Team Financial operates a mortgage banking and brokerage business and also offers title insurance and settlement services. The bank's ownership interest in Home Team Financial is 98% with an initial interest in net profits of 30%, which increases over succeeding years. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing in our 2005 annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Union National, the bank or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Stockholders should note that many factors, some of which are discussed elsewhere in this document, our 2005 annual report, our 2005 Form 10-K, and in the documents that we incorporate by reference, could affect the future financial results of Union National, the bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:
     *   operating, legal and regulatory risks;
     *   economic, political and competitive forces;
     *   rapidly changing technology; and
     * the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Union National periodically files with the Securities and Exchange Commission including our Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies
____________________________

The reporting of Union National's financial condition and results of operations is impacted by the application of accounting policies by management. Certain accounting policies are particularly sensitive and require significant judgments, estimates and assumptions to be made by management in matters that are inherently uncertain.

Union National's provision for loan* losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses. The allowance for loan losses is increased by a charge to the provision for loan losses. Management's evaluation is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.

Union National carries all of its investments at fair value with any unrealized gains, as well as losses that are considered to be

_____________________
* Loans include leases that meet the criteria for direct financing leases under SFAS No.13. Loans and lease financing receivables are, throughout the remainder of Management's Discussion and Analysis, together referred to as "loans."

temporary, reported net of tax as an adjustment to stockholders' equity. If management determines that impairment in the value of an investment security is "other than temporary," the related loss is recorded in the income statement. In order to determine whether such unrealized losses are other than temporary, management must regularly review investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts' opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other than temporary.

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended March 31, 2006 was $770,000 as compared to $822,000 for the three months ended March 31, 2005. For the first quarter of 2006, basic and diluted earnings per share amounted to $0.31 and $0.30, respectively, as compared to basic and diluted earnings per share of $0.33 and 0.32, respectively, for the same period in 2005.

The following items impacted results of operations for the three months ended March 31, 2006 as compared to 2005:

   * Net interest income increased by $83,000 (on a taxable-equivalent basis), or 2.2%. Asset growth was largely offset by a narrowing of the net interest margin during the period. The flat treasury yield curve and increased utilization of higher-cost alternative funding sources contributed to the net interest margin constriction.
   * The provision for loan losses decreased by $94,000 as compared to the same period of the prior year due to improved charge-off history, slightly smaller loan growth, and stable overall credit quality.
   * Since Home Team Financial did not begin operations until the third quarter of 2005, inclusion of its results caused significant increases in consolidated other operating income and expenses in comparison to the prior year. However, Home Team Financial's overall contribution to net earnings for the period was a net loss of $7,000. Accordingly, the discussions of other operating income and expense below exclude the results of Home Team Financial.
   * Other operating income, including securities gains, increased by $867,000 or 85.9% in comparison to the first quarter of 2005 ($70,000 or 6.9% excluding Home Team Financial).
   * Other operating expenses increased by $1,101,000 or 31.7% in comparison to the first quarter of 2005 ($312,000 or 9.0% excluding Home Team Financial).

The above items are quantified and discussed in further detail under their respective sections below.

Net income as a percent of average stockholders' equity, also known as return on average equity ("ROE") and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income/(loss), were as follows on an annualized basis:

                                Three Months Ended March 31,
                                ____________________________
                                    2006              2005
                                    ____              ____
     ROE                           11.56%            12.53%
     ROE (Realized Equity)         11.29%            12.61%


For Union National, accumulated other comprehensive loss is the amount of net unrealized losses on available-for-sale investment securities and cash flow hedges, net of tax.

During the first quarter of 2006, overall loan balances increased by $4,137,000 or 1.4% over loans outstanding at the preceding year-end, primarily resulting from an increase in commercial and agricultural loans and leases, partially offset by a decrease in residential mortgage loans.

Outlook

The economy in the bank's market may be positively or negatively impacted by national events and may be subject to overall national economic trends. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength and higher interest rates. Management is monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loan Quality and Credit Risk.

Management currently expects relatively strong growth in loans, leases, and deposits for 2006, driven largely by the development of new commercial business relationships and the opening of two Gold Cafe' branch offices that will feature a new concept in retail banking in 2006. The first of the two Gold Cafes' opened for business on April 24, 2006 featuring innovative delivery of branch banking services in an upscale coffee house setting. Construction of the second Gold Cafe' branch is planned for later in the year. Currently, capital expenditures are estimated at approximately $500,000 for furniture, equipment, and leasehold equipment during the remaining months of 2006 for the Gold Cafe' initiative. The impact to the results of operations for the remaining months of 2006 as compared to the costs expensed for these offices in 2005 is currently estimated to be an increase in operating expenses of $619,000 ($409,000 after tax). Based upon projected incremental loan generation, fee and commission income, and deposit growth resulting from the additional branches, each branch is expected to begin operating at breakeven in approximately its third year of operation.

Union National expects to enter into sale-leaseback transactions for the costs accumulated during the construction phase of the first Gold Cafe' branch. As of March 31, 2006, construction of the first Gold Cafe' was substantially complete and cash inflows of $1,300,000 from the sale-leaseback of that branch are currently expected in the second quarter of 2006. No gain or loss is anticipated on this transaction. The second Gold Cafe' will be constructed by a third party and leased by the bank, and thus will not be the subject of a sale-leaseback transaction.

The expansion of our commercial banking business continues to be a strategic focus for Union National. The leasing department that Union National established during 2005 to augment other commercial products and services that are currently offered has been experiencing rapid growth. As of March 31, 2006, net leases outstanding totaled $5,008,000, compared to $3,721,000 as of December 31, 2005 and $1,839,000 as of September 30, 2005. Also, management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. Increased lending volume from these activities and from the new branches is expected to have a positive impact on net interest income and other operating income for the remainder of 2006.

With the inclusion of a full year of Home Team Financial's operations in 2006, as compared with only six months in 2005, increases in net interest income and other income related to mortgage origination, brokerage, title insurance, and settlement fees are expected to occur accordingly. Operating expenses of Home Team Financial will also be generally higher in 2006, due to the inclusion of a full year of activity, as well as additions to loan origination staff and an increase in lease expense due to the relocation of Home Team Financial to expanded facilities in mid 2006. Home Team Financial is expected to contribute net income to Union National's results of operations in the remaining months of 2006.

Union National began moving its corporate offices into a new leased facility at 570 Lausch Lane in Manheim Township during the first quarter of 2006; currently, the move is expected to be completed early in the third quarter. Union National will lease this space over an initial term of 15 years and will occupy two floors of this three-story building and sublease the remaining floor of office space. Currently, the total capital expenditures for this facility for the remaining months of 2006 are an estimated amount of $120,000 for leasehold improvements, furniture, and equipment. The lease transaction is classified as an operating lease and requires initial annual lease payments of $483,000 plus reimbursement of the landlord's operating costs. Offsetting these costs, including the sublease payments, are various consolidations of Union National's current facilities that will be completed during 2006. In addition, during 2006 Home Team Financial is currently expected to lease the office portion of the bank's main branch location in Mount Joy that became available due to the relocation of some of Union National's corporate functions to the new Lausch Lane facility. The combined impact of all the changes in leases and premises to the results of operations for the remaining months of 2006 is currently estimated to be a net cost of approximately $261,000 ($172,000 after tax).

Union National has engaged a marketing firm to assist in implementation of a deposit acquisition program during the second quarter of 2006 in order to maximize funding of asset growth with growth in core deposits. However, the expected future asset growth resulting from the implementation of Union National's strategic initiatives as described above may require additional capital resources in 2006 or future years. Union National is analyzing various capital enhancing options including but not limited to issuance of additional junior subordinated debentures and/or issuance of common stock; however, no option has been chosen as of this report.

The impact to liquidity of the planned expansion initiatives discussed above reflects capital expenditures for furniture, equipment and leasehold improvements of approximately $620,000 during the remainder of 2006 and anticipated cash inflows of $1,300,000 from the sale-leaseback of the Gold Cafe' facility.

Net Interest Income/Funding Sources

Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. Net interest income is Union National's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities. For analytical and discussion purposes, net interest income and corresponding yields are presented on a taxable-equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.

During the two previous calendar years, Union National has experienced growth in assets that has outpaced growth in deposits, requiring the increased use of alternative sources of funding. In addition, there has been a gradual shift in the bank's funding sources towards relatively higher-cost financing sources including borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), brokered certificates of deposit ("brokered CDs"), and issuance of junior subordinated debentures.
Management utilized outstanding long-term FHLB advances of $117,158,000 as of March 31, 2006, as compared to total FHLB borrowings of $118,815,000 as of December 31, 2005 which consisted of short-term advances of $10,000,000, long-term advances of $105,815,000, and $3,000,000 outstanding under a $15,000,000 line of credit. Long-term advances totaled $89,723,000 as of March 31, 2005. The long-term advances have maturities that range from April 2006 to December 2013. The average interest rate on total FHLB borrowings increased to 4.51% at March 31, 2006 as compared to 4.31% at December 31, 2005 and 3.63% at March 31, 2005. Union National also obtains funding through the use of brokered CDs, which are obtained through various sources where Union National bids for these funds. As of March 31, 2006 and December 31, 2005, Union National had $28,227,000 and $26,123,000, respectively, in brokered CDs outstanding, compared to $19,651,000 as of March 31, 2005.

During 2004 and 2003, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate ("LIBOR") plus 2.85%. The coupon rate was 7.51% at March 31, 2006 and 7.09% at December 31, 2005.

The terms and amounts of the FHLB borrowings, brokered CDs, and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain
Union National within its interest rate risk policies.

The change in mix of funding sources together with changes in the related cost of those funding sources contributed to a constriction in the net interest margin as described below.

In comparing the three months ended March 31, 2006, to the same period of 2005, the net effect of volume growth in average earning assets and interest-bearing liabilities on net interest income was an increase of $454,000. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 14.0% for the three months ended March 31, 2006, as compared to the same period of 2005.

The overall interest rate on average total earning assets for the three months ended March 31, 2006 was 6.60%, as compared to 6.08% for the same period of last year. The overall interest rate on average interest-bearing liabilities was 3.33% for the three months ended March 31, 2006, and 2.32% for the three months ended March 31, 2005. The net effect of these interest rate changes on net interest income was a decrease of $371,000 for the three months ended March 31, 2006, compared to the same period of 2005. The net interest margin percentage for the three months ended March 31, 2006 was 3.60%, as compared to 4.02% for the same period of 2005. The net effect of the above factors on net interest income on a taxable-equivalent-yield basis for the first quarter of 2006 was an increase of $83,000 as compared to the same period of 2005.

For the remainder of 2006, it is currently anticipated that Union National's net interest margin percentage will remain below prior year levels due to the flat treasury yield curve, combined with the effects of changes in the mix of funding sources described above. However, income on higher earning asset balances in comparison to the prior year, together with current year expected growth in earning assets, should more than offset the constriction in net interest margin, resulting in net interest income for the remainder of 2006 that reflects a moderate increase over the net interest income earned during the same period of 2005. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 for the three months ended March 31, 2006, as compared to $124,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, Union National had net recoveries of $24,000 and $18,000, respectively. The lower provision for loan losses in 2006 can be primarily attributed to slightly lower growth in outstanding loan balances in 2006 compared to 2005, improved charge-off history, and overall stable credit quality. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion on Credit Risk and Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other operating income (including investment securities gains) without Home Team Financial increased by $70,000 or 6.9% for the three months ended March 31, 2006 as compared to the same period of 2005. The increase in other income not attributable to Home team Financial for the three-month period was primarily a result of increases (decreases) in the following items:


     ATM cash service fees                         $49,000
     Overdraft fees                                $40,000
     Debit card interchange income                 $25,000
     Income from bank-owned life insurance        ($13,000)
     Other services charges on deposit accounts   ($11,000)
     Other, net                                   ($20,000)


The ATM cash service fees relate to an arrangement with a local ATM company where Union National provides cash for its ATM machines. Overdraft fees have increased as a result of the bank's "Overdraft Privilege" product, which permits customers to overdraw their accounts subject to certain limits. Other service charges on deposit accounts decreased as a result of the introduction of the bank's "Three for Free" promotion, whereby a customer may select from any one of three types of accounts which are not subject to service charges.

Other Operating Expenses

Other operating expenses increased by $312,000 or 9.0% excluding
Home Team Financial for the three months ended March 31, 2006, as compared to the same period of 2005. The increase in other expenses not attributable to Home team Financial for the three-month period was primarily a result of increases
(decreases) in the following items:


     Salaries and wages                            $178,000
     Employee benefit costs                        $ 20,000
     Occupancy expense                             $ 74,000
     Data processing services                      $ 19,000
     Pennsylvania shares tax                      ($ 26,000)
     Other, net                                    $ 47,000


The increase in salaries and wages resulted from Gold Cafe' staff additions prior to the April opening of the branch ($67,000), annual salary increases ($60,000), additional commercial and business banking staff ($38,000), and staff promotion bonuses paid in the first quarter of 2006 ($26,000). Employee benefit cost increases resulting from the higher salaries and wages described above, as well as higher health insurance costs, were partially offset by a decrease in accrued profit sharing expense based upon first quarter results. Occupancy expense increased primarily due to occupancy of the Lausch Lane office facility ($66,000) and land lease costs incurred for the Gold Cafe' site ($13,000), partially offset by termination of an office lease ($8,000) enabled by the move of employees into the Lausch Lane office. Data processing services expense increased due to higher fees charged by the bank's third party data processing service provider. The decrease in Pennsylvania Shares Tax was due to an increase in donations made under the PA Educational Improvement Tax Credit program. Under this program Union National receives a 90% tax credit for contributions to certain qualifying scholarship or educational improvement organizations. There were also smaller increases in various other expense categories.

Income Taxes

Union National's income tax expense decreased by $79,000 for the three months ended March 31, 2006, as compared to the same period of last year. Union National's effective tax rates were as follows:

                         Three Months Ended
                         __________________
                         March 31, 2006      10.8%
                         March 31, 2005      17.3%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the 2006 effective tax rate resulted primarily from higher interest income from tax-exempt investment securities and loans as a percentage of pre-tax income. As of March 31, 2006, Union National had a net deferred tax asset of $1,172,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

Financial Condition
___________________

Loan Quality and Credit Risk

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms. For certain commercial loans, management has determined that it is probable that all interest and principal payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by current accounting principles generally accepted in the United States of America ("GAAP"). At March 31, 2006, the recorded investment in loans that are considered to be impaired under GAAP was $3,237,000 as compared to $3,270,000 at December 31, 2005. The decrease in impaired loans is primarily a result of payments made by the borrowers on certain commercial loans that are identified as impaired loans. The measure of impairment is primarily based on the fair value of collateral securing these loans, which is primarily real estate and equipment. The related allowance for loan losses on these impaired commercial loans amounted to $237,000 at March 31, 2006, and $251,000 at December 31, 2005. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan and lease losses. As of March 31, 2006, impaired loans with balances of $1,100,000 were included with total nonperforming loans detailed below, and at December 31, 2005 impaired loans with balances of $745,000 were nonperforming. Nonperforming loans below include consumer and residential mortgage loans which are evaluated collectively for impairment and other commercial loans that are not considered impaired. In addition, under Union National's current internal risk rating system loans with a rating of "substandard" that were not nonperforming or impaired amounted to $1,210,000 at March 31, 2006, and $0 at December 31, 2005. Management considers impaired and substandard loans to be potential problem loans and currently expects that an additional amount of these loans may be classified as nonperforming during the remainder of 2006. Management has increased its monitoring of these borrowers' financial strength.

At March 31, 2006, total nonperforming loans amounted to $1,771,000, or 0.6% of net loans, as compared to a level of $2,112,000, or 0.7%, at December 31, 2005. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.8%.


Schedule of Nonperforming Assets:
                                           March 31, December 31,
(Dollars in thousands)                       2006        2005
                                             ____        ____
Nonaccruing Loans                          $ 1,765     $ 1,814
Accruing Loans - 90 days or more past due        6         298
Restructured Accruing Loans                      -           -
                                           _______     _______
     Total Nonperforming Loans               1,771       2,112
Foreclosed Real Estate                           -           -
                                           _______     _______
     Total Nonperforming Assets            $ 1,771     $ 2,112
                                           =======     =======
Nonperforming Loans
   as a % of Net Loans                         0.6%        0.7%
                                           =======     =======
Allowance for Loan Losses
   as a % of Nonperforming Loans               154%        127%

                                           =======     =======

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed by management on a quarterly basis.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's evaluation of the adequacy of the allowance is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Management determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency's ("OCC") most recent examination.

Management believes, based on information currently available, that the current allowance for loan losses of $2,729,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2006 to be less than or comparable to the level of net loan charge-offs for the same period of 2005.

Analysis of Allowance for Loan Losses:
                                         Three Months Ended
                                               March 31,
(Dollars in thousands)                      2006        2005
                                            ____        ____
Average Total Loans Outstanding
   (Net of Unearned Income)              $302,819     $265,124
                                         ========     ========
Allowance for Loan Losses,
   Beginning of Period                   $  2,675     $  2,288
Loans Charged-Off During Period                20            3
Recoveries of Loans Previously
   Charged-Off                                 44           21
                                         ________     ________
Net Loans Charged-Off/(Recovered)             (24)         (18)
Addition to Provision for Loan Losses
   Charged to Operations                       30          124
                                         ________     ________
Allowance for Loan Losses,
   End of Period                         $  2,729     $  2,430
                                         ========     ========
Ratio of Net Loans (Charged-Off)/Recovered to
   Average Loans Outstanding (Annualized)    (.03)%       (.03)%
                                         ========     ========
Ratio of Allowance for Loan Losses to
  Net Loans at End of Period                 0.90%        0.91%
                                         ========     ========

Investment Securities

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by national statistical rating organizations. As of March 31, 2006, Union National had a total of 99 debt securities of various types that had aggregated unrealized losses of $1,972,000 that amounted to 2.33% of the amortized cost basis of these securities. Except for losses on corporate securities pertaining to major corporations in the auto industry, management believes that the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. With respect to major auto industry corporate debt securities, amortized costs total $2,041,000 and fair value totals $1,858,000 on four securities with unrealized losses amounting to $183,000. These losses primarily represent a decline in credit strength of the corporations; however, with consideration given to independent analyst reports, management believes that these corporations have the ability to service the debt for the foreseeable future and that all amounts will be collected at maturity. Based on management's assessment of the total investment portfolio at March 31, 2006, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have been provided for in other comprehensive income (loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

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

Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds the bank's minimum defined levels. The impact to liquidity of the planned expansion initiatives discussed in the Outlook section reflects capital expenditures for furniture, equipment and leasehold improvements of approximately $620,000 and anticipated cash inflows of $1,300,000 from the sale-leaseback of the Gold Cafe' facility during the remaining months of 2006. There are no known trends, except the anticipated loan and deposit growth and expansion plans previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. Long-term FHLB advances totaled $117,158,000 as of March 31, 2006; as compared to short-term advances of $10,000,000, long-term advances of $105,815,000, and $3,000,000 outstanding under a $15,000,000 line of credit as of December 31, 2005; and long-term advances of $89,723,000 as of March 31, 2005. The long-term advances have maturities that range from April 2006 to December 2013. The average interest rate on total FHLB borrowings increased to 4.51% at March 31, 2006 as compared to 4.31% at December 31, 2005 and 3.63% at March 31, 2005. As of March 31, 2006, advances of $35,107,000 are due in the next twelve months and advances of $30,000,000 are currently convertible by the FHLB on a quarterly basis, depending on current interest rate levels. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Union National also obtains funding through the use of brokered CDs, which are obtained through various sources where Union National bids for these funds. As of March 31, 2006 and December 31, 2005, Union National had $28,227,000 and $26,123,000,
respectively, in brokered CDs outstanding, compared to $19,651,000 as of March 31, 2005. Union National's policy limit for FHLB advances and certain brokered CDs is 40% of total assets. As of March 31, 2006 and December 31, 2005, the ratio of aggregated FHLB advances and brokered CDs to total assets was 30.4% and 30.7%, respectively.

Off-Balance Sheet Commitments

Union National is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
Total commitments to extend credit amounted to $119,875,000 at March 31, 2006 as compared to $136,459,000 at December 31, 2005. Total standby letters of credit amounted to $5,659,000 at March 31, 2006 as compared to $4,950,000 at December 31, 2005. In addition, Union National, in the conduct of business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. There has been no material change in such contracts since December 31, 2005.

Stockholders' Equity

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. As discussed above under "Results of Operations", 2006 initiatives which could impact future capital resources of Union National include two new branch office locations and the new corporate office center. Since these are all leased facilities, the capital requirements are expected to be limited to investments in furniture and equipment and the lease payments, additional staff, and operating costs associated with the offices. The expected future asset growth resulting from the implementation of Union National's strategic initiatives, including the two new branch facilities and the new corporate center, may require additional capital resources in 2006 or future years.

One potential capital strategy could be the issuance of additional junior subordinated debentures to be invested in the bank to maintain its well-capitalized level for its risk-based capital ratios. Union National is also analyzing other capital enhancing options; however, no option has been chosen as of this report. Except as noted above, there are no other known trends or uncertainties, including regulatory matters, that are expected to have a material adverse impact on the capital resources of Union National for 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2006, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2006, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios:


                              March 31, 2006   December 31, 2005
(Dollars in thousands)        Amount       %   Amount          %
                              ______________   _________________
Union National Financial Corporation
Leverage Ratio:
  Tier I Capital to Average
   Total Assets               $ 37,246  8.09%  $  36,457   8.09%
  Minimum Required for Capital
   Adequacy Purposes            18,423  4.00      18,021   4.00
Risk-based Capital Ratios:
  Tier I Capital Ratio - Actual 37,246  9.67      36,457   9.70
  Minimum Required for
   Capital Adequacy Purposes    15,405  4.00      15,032   4.00
  Total Capital Ratio - Actual  41,697 10.83      41,289  10.99
  Minimum Required for
   Capital Adequacy Purposes    30,711  8.00      30,064   8.00

Union National Community Bank
Leverage Ratio:
  Tier I Capital to Average
   Total Assets               $ 36,743  8.00%  $  36,398   8.10%
  Minimum Required for Capital
   Adequacy Purposes            18,369  4.00      17,965   4.00
  To Be Well-Capitalized
   Under Prompt Corrective
    Action Provisions           22,962  5.00      22,456   5.00

Risk-based Capital Ratios:
  Tier I Capital Ratio - Actual 36,743  9.57      36,398   9.71
  Minimum Required for Capital
   Adequacy Purposes            15,365  4.00      14,992   4.00
  To Be Well-Capitalized Under
   Prompt Corrective
    Action Provisions           23,048  6.00      22,488   6.00

  Total Capital Ratio - Actual  39,472 10.28      39,073  10.43
  Minimum Required for Capital
   Adequacy Purposes            30,731  8.00      29,984   8.00
  To Be Well-Capitalized Under
   Prompt Corrective
    Action Provisions           38,413 10.00      37,480  10.00


Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At March 31, 2006, this limitation amounted to approximately $3,947,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $9,371,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,629,000, is included in Tier II regulatory capital above. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and Union National may need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2007. In accordance with Section 404, Union National will be required to report on its internal control over financial reporting as of December 31, 2007. To allow for proper reporting on the internal control over financial reporting, Union National will need to identify, document and test key controls over the financial reporting process. There may be significant external and internal costs associated with complying with the provisions of
Section 404. The full impact of the Sarbanes-Oxley Act and the increased costs related to Union National's compliance are still uncertain and evolving.

We cannot predict what other legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations. Other than the cost of the compliance with the Sarbanes-Oxley Act described above, management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon liquidity, capital resources or results of operations. However, the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on Union National's results of operations.

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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National's Board of Directors. Union National manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products, as well as the use of derivatives in a collar transaction to mitigate the impact of changing rates. Union National retains an outside consulting group to assist in monitoring its interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

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

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to Union National's net interest income and net income. Projections for loan and deposit growth are ignored in the simulation model. The simulation model includes all of Union National's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The results of the simulation model could change significantly if there was not a parallel shift in interest rates, therefore reflecting a change in the assumed shape of the interest rate yield curve.

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the bank's net interest income over the next twelve months to decline less than 3% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would have a negligible positive impact on the bank's net interest income over the next twelve months. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National is managing its interest rate risk position in 2006 by the following:

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

The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income/Funding Sources.

                    Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
________________________________________________

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2006, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
____________________________

During the three months ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

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

Item 1A.  Risk Factors

During the three months ended March 31, 2006 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

            ISSUER PURCHASES OF EQUITY SECURITIES


                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
                     Purchased      per Share      or Programs*
_________________________________________________________________
January 1, 2006 to
January 31, 2006       2,184         $20.68           2,184

February 1, 2006 to
February 28, 2006          -              -               -

March 1, 2006 to
March 31, 2006           972         $18.72             972
                      ______                         ______
Total                  3,156         $20.08           3,156
                      ======                         ======

*On April 21, 2005, the Board of Directors of Union National
authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately
negotiated transactions.
                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
                                       Programs*
_________________________________________________________________
January 1, 2006 to
January 31, 2006                        56,589

February 1, 2006 to
February 28, 2006                       56,589

March 1, 2006 to
March 31, 2006                          55,617


    *On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information -

         None.

Item 6.  Exhibits:

          (a)Exhibits

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

                            Union National Financial Corporation
                                       (Registrant)



                                By  /s/ Mark D. Gainer
                                   ____________________
                                   Mark D. Gainer
                                   Chairman/President/Chief
                                   Executive Officer
                                   (Principal Executive Officer)

                                   Date: May 15, 2006



                                By  /s/ Clement M. Hoober
                                   _____________________
                                   Clement M. Hoober
                                   Treasurer/Chief Financial
                                   Officer
                                   (Principal Financial and
                                   Accounting Officer)

                                   Date: May 15, 2006

                         EXHIBIT 31.1

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO EXCHANGE ACT RULES
            13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002
                       CERTIFICATION

I, Mark D. Gainer, Chairman/President/CEO, certify, that:

     1.I have reviewed this quarterly report on Form 10-Q of Union National Financial Corporation.

     2.Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


                             By  /s/ Mark D. Gainer
                               _____________________
                               Chairman/President/CEO

                             Date: May 15, 2006

                         EXHIBIT 31.2

          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO EXCHANGE ACT RULES
          13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
              OF THE SARBANES-OXLEY ACT OF 2002
                       CERTIFICATION

I, Clement M. Hoober, Treasurer/CFO, certify, that:

     1.I have reviewed this quarterly report on Form 10-Q of Union National Financial Corporation.

     2.Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.Union National's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.Union National's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

                             Date: May 15, 2006

                         EXHIBIT 32

       CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                PRINCIPAL FINANCIAL OFFICER
             PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADDED BY SECTION 906 OF THE
                 SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.The Report fully complies with the requirements of Section
       13(a) or 15(d) of the Securities Exchange Act of 1934.

     2.To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.



                             By /s/ Mark D. Gainer
                               _______________________
                               Chairman/President/CEO

                             Date: May 15, 2006



                             By /s/ Clement M. Hoober
                               ________________________
                               Treasurer/CFO

                             Date: May 15, 2006