Form 10-Q
period 2006-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2006-08-14
CIK 874482

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                        FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2006

                             OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________to___________

         Commission file number  0-19214
                                 _______
                UNION NATIONAL FINANCIAL CORPORATION
                ____________________________________
       (Exact Name of Registrant as Specified in its Charter)


               Pennsylvania                   23-2415179
               ____________                   __________
       (State or Other Jurisdiction of      (I.R.S. Employer
        Incorporation or Organization)    Identification Number)

           570 Lausch Lane
       Lancaster, Pennsylvania                  17601
       _______________________                  _____
       (Address of Principal                 (Zip Code)
          Executive Offices)

                          (717) 653-1441
                          ______________
                   (Registrant's Telephone Number,
                        Including Area Code)

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

           2,518,259 shares of $.25 (par) common stock were outstanding as of August 4, 2006.

               UNION NATIONAL FINANCIAL CORPORATION
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                         PAGE NO.
         _____________________                         ________

    Item 1 -   Financial Statements
               Consolidated Statements of
               Financial Condition                         1
               Consolidated Statements of Income       2 - 3
               Consolidated Statements of
               Comprehensive Income (Loss)                 3
               Consolidated Statements of Cash Flows       4
               Notes to Consolidated Financial
               Statements                              5 - 8
    Item 2 -   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                          8 - 20
    Item 3 -   Quantitative and Qualitative
               Disclosures About Market Risk         20 - 21
    Item 4 -   Controls and Procedures                    21


PART II - OTHER INFORMATION
          _________________
    Item 1 -   Legal Proceedings                          22
    Item 1A -  Risk Factors                               22
    Item 2 -   Unregistered Sales of Equity
               Securities and Use of Proceeds             22
    Item 3 -   Defaults Upon Senior Securities            22
    Item 4 -   Submission of Matters to a Vote
               of Security Holders                   22 - 23
    Item 5 -   Other Information                          23
    Item 6 -   Exhibits                                   23

    Signature Page                                        24


Unless the context otherwise requires, the terms "Union
National," "we," "us," and "our" refer to Union National
Financial Corporation and its consolidated subsidiaries.

                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
                                  6/30/2006         12/31/2005
                                 (unaudited)         (audited)
                                 __________         __________
ASSETS
Cash and Due from Banks           $  15,699          $  14,317
Interest-Bearing Deposits
 in Other Banks                         137                184
                                   ________           ________
    Total Cash and Cash Equivalents  15,836             14,501
Investment Securities Available
for Sale                            131,384            119,702
Loans Held for Sale                     387              2,147
Loans and Leases, Net of
Unearned Income                     323,634            300,213
  Less: Allowance for Loan and
  Lease Losses                       (2,817)            (2,675)
                                   ________           ________
    Net Loans and Leases            320,817            297,538
Premises and Equipment, Net           9,336              7,059
Restricted Investment in
Bank Stocks                           6,005              5,736
Bank-Owned Life Insurance            10,041              9,860
Other Assets                          7,126              5,635
                                   ________           ________
        TOTAL ASSETS              $ 500,932          $ 462,178
                                   ========           ========

LIABILITIES
Deposits:
  Noninterest-Bearing             $  48,381          $  43,643
  Interest-Bearing                  282,102            252,967
                                   ________           ________
    Total Deposits                  330,483            296,610
Short-Term Borrowings                 9,598             18,305
Long-Term Debt                      119,495            105,815
Junior Subordinated Debentures       11,341             11,341
Other Liabilities                     3,439              2,817
                                   ________           ________
        TOTAL LIABILITIES           474,356            434,888

Minority Interests in
Consolidated Subsidiaries               184                 65

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25
per share)                              737                734
  Shares: Authorized - 20,000,000;
  Issued - 2,949,681 and 2,936,798
  shares at June 30, 2006 and
  December 31, 2005, respectively
  Outstanding - 2,518,260 and 2,510,682
  shares at June 30, 2006 and
  December 31, 2005, respectively
Surplus                              13,085             12,855
Retained Earnings                    23,014             22,576
Accumulated Other Comprehensive
Loss                                 (1,845)              (447)
Treasury Stock, at cost - 431,421
and 426,116 shares at June 30, 2006
and December 31, 2005, respectively  (8,599)            (8,493)
                                   ________           ________
        TOTAL STOCKHOLDERS' EQUITY   26,392             27,225
                                   ________           ________
        TOTAL LIABILITIES and
        STOCKHOLDERS' EQUITY      $ 500,932          $ 462,178
                                   ========           ========
See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                 Three Months Ended June 30,
                                 ___________________________
                                      2006           2005
                                 ____________     __________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                         $     5,720     $     4,501
Investment Securities:
  Taxable Interest                     1,175             889
  Tax-Exempt Interest                    355             309
  Dividends                              100              56
  Other                                    1               8
                                 ____________     __________
    Total Interest Income              7,351           5,763

INTEREST EXPENSE
Deposits                               1,932           1,124
Short-Term Borrowings                    103              68
Long-Term Debt                         1,411             889
Junior Subordinated Debentures           203             165
                                 ____________     __________
    Total Interest Expense             3,649           2,246
                                 ____________     __________
       Net Interest Income             3,702           3,517
PROVISION for LOAN and LEASE LOSSES      307             144
                                 ____________     __________
       Net Interest Income after
        Provision for Loan and
        Lease Losses                   3,395           3,373

OTHER OPERATING INCOME
Income from Fiduciary Activities          66              72
Service Charges on Deposit Accounts      417             411
Other Service Charges,
  Commissions, Fees                      249             226
Alternative Investment Sales
  Commissions                            184             193
Investment Securities Gains               19              14
Mortgage Banking/Brokerage Activities    824              61
Title Insurance/Settlement Income        158              -
Earnings from Bank-Owned Life
  Insurance                               90             101
Other Income                             107              66
                                 ____________     __________
  Total Other Operating Income         2,114           1,144

OTHER OPERATING EXPENSES
Salaries and Wages                     2,012           1,472
Retirement Plan and Other
  Employee Benefits                      539             408
Net Occupancy Expense                    375             219
Furniture and Equipment Expense          224             179
Professional Fees                        163             152
Data Processing Services                 209             178
Pennsylvania Shares Tax                   81              77
Advertising and Marketing Expenses       460             134
ATM Processing Expenses                  107              90
Minority Interests in Earnings of
  Subsidiaries                           139               4
Other Operating Expenses                 783             560
                                 ____________     __________
  Total Other Operating Expenses       5,092           3,473
                                 ____________     __________
    Income before Income Taxes           417           1,044
(BENEFIT) PROVISION for INCOME TAXES     (55)            185
                                 ____________     __________
NET INCOME                       $       472     $       859
                                 ============     ==========

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued
(Dollars in thousands, except per share data)
                                 Three Months Ended June 30,
                                       2006          2005
                                 ____________     __________
PER SHARE INFORMATION
Net Income - Basic               $      0.19     $      0.34
 Net Income - Assuming Dilution         0.19            0.34
 Cash Dividends                        0.160           0.152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)
                                 Three Months Ended June 30,
                                       2006          2005
                                 ____________     __________
Net Income                       $       472     $       859
Other Comprehensive Income (Loss),
  Net of Tax:Unrealized Holding
  Gains (Losses) on Available-
  for-Sale Investment Securities
  Arising During the Year, Net of
  Tax Benefit (Expense) of $668
  and ($442) for the three months
  ended and $685 and ($27) for the
  six months ended June 30,2006 and
  2005, respectively                  (1,298)            858

Reclassification Adjustment for
  Gains included in Net Income, Net
  of Tax of $6 and $5 for the three
  months ended and $13 and $12 for
  the six months ended June 30, 2006
  and 2005,respectively                  (13)            ( 9)
Unrealized Losses on Cash Flow Hedges,
  Net of Tax Benefit of $10 for the
  three months ended and $25 for the
  six months ended June 30, 2006
  respectively                           (19)            -
                                 ____________     __________
      Total Other Comprehensive
       Income (Loss)                  (1,330)            849
                                 ____________     __________
TOTAL COMPREHENSIVE INCOME (LOSS)$      (858)    $     1,708
                                 ============     ==========
See notes to consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                 Six Months Ended June 30,
                                 ___________________________
                                      2006           2005
                                 ____________     __________
INTEREST INCOME
Interest and Fees on Loans and
  Leases                         $    11,075     $     8,816
Investment Securities:
  Taxable Interest                     2,164           1,738
  Tax-Exempt Interest                    719             602
  Dividends                              176             111
  Other                                    9               9
                                 ____________     __________
    Total Interest Income             14,143          11,276

INTEREST EXPENSE
Deposits                               3,601           2,058
Short-Term Borrowings                    188             116
Long-Term Debt                         2,667           1,688
Junior Subordinated Debentures           397             318
                                 ____________     __________
    Total Interest Expense             6,853           4,180
                                 ____________     __________
       Net Interest Income             7,290           7,096
PROVISION for LOAN and LEASE LOSSES      337             268
                                 ____________     __________
       Net Interest Income after
        Provision for Loan and
        Lease Losses                   6,953           6,828

OTHER OPERATING INCOME
Income from Fiduciary Activities         143             143
Service Charges on Deposit Accounts      805             770
Other Service Charges,
  Commissions, Fees                      463             410
Alternative Investment Sales
  Commissions                            353             363
Investment Securities Gains               41              35
Mortgage Banking/Brokerage Activities  1,514             107
Title Insurance/Settlement Income        290              -
Earnings from Bank-Owned Life
  Insurance                              181             205
Other Income                             200             120
                                 ____________     __________
  Total Other Operating Income         3,990           2,153

OTHER OPERATING EXPENSES
Salaries and Wages                     3,975           2,913
Retirement Plan and Other
  Employee Benefits                    1,109             887
Net Occupancy Expense                    699             447
Furniture and Equipment Expense          408             352
Professional Fees                        348             324
Data Processing Services                 411             351
Pennsylvania Shares Tax                  108             115
Advertising and Marketing Expenses       715             209
ATM Processing Expenses                  201             176
Minority Interests in Earnings of
  Subsidiaries                           130               6
Other Operating Expenses               1,559           1,163
                                 ____________     __________
  Total Other Operating Expenses       9,663           6,943
                                 ____________     __________
    Income before Income Taxes         1,280           2,038
(BENEFIT) PROVISION for INCOME TAXES      38             357
                                 ____________     __________
NET INCOME                       $     1,242     $     1,681
                                 ============     ==========

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued
(Dollars in thousands, except per share data)
                                   Six Months Ended June 30,
                                       2006          2005
                                 ____________     __________
PER SHARE INFORMATION
Net Income - Basic               $      0.49     $      0.67
 Net Income - Assuming Dilution         0.49            0.65
 Cash Dividends                        0.320           0.305

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)
                                   Six Months Ended June 30,
                                       2006          2005
                                 ____________     __________
Net Income                       $     1,242     $     1,681
Other Comprehensive Income (Loss),
  Net of Tax:Unrealized Holding
  Gains (Losses) on Available-
  for-Sale Investment Securities
  Arising During the Year, Net of
  Tax Benefit (Expense) of $668
  and ($442) for the three months
  ended and $685 and ($27) for the
  six months ended June 30,2006 and
  2005, respectively                  (1,331)             53

Reclassification Adjustment for
  Gains included in Net Income, Net
  of Tax of $6 and $5 for the three
  months ended and $13 and $12 for
  the six months ended June 30, 2006
  and 2005,respectively                  (28)            (23)
Unrealized Losses on Cash Flow Hedges,
  Net of Tax Benefit of $10 for the
  three months ended and $25 for the
  six months ended June 30, 2006
  respectively                           (39)            -
                                 ____________     __________
      Total Other Comprehensive
       Income (Loss)                  (1,398)             30
                                 ____________     __________
TOTAL COMPREHENSIVE INCOME (LOSS)$      (156)    $     1,711
                                 ============     ==========
See notes to consolidated financial statements.


Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                   Six Months Ended June 30,
                                   _________________________
                                      2006           2005
                                   _________      _________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                         $  1,242        $  1,681
Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
   Depreciation and Amortization        512             457
   Provision for Loan and Lease Losses  337             268
   Net Amortization of Investment
    Securities' Premiums                309             470
   Investment Securities Gains          (41)            (35)
   (Benefit from) Provision for
   Deferred Income Taxes               (689)            150
   Increase in Minority Interest
    Liability                           119               6
   Noncash Interest Expense              16              -
   Earnings from Bank-Owned
    Life Insurance                     (181)           (205)
   Gains on Loans Sold                 (953)            (59)
   Proceeds from Sales of Loans      34,901           2,871
   Loans Originated for Sale        (32,188)         (2,723)
   Decrease (Increase) in Accrued
   Interest Receivable                    4            (122)
   Increase in Other Assets             (87)           (629)
   Increase in Other Liabilities        571             272
                                   _________      _________
      Net Cash Provided by
       Operating Activities           3,872           2,402
                                   _________      _________

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities       6,497           6,452
Proceeds from Maturities of
  Available-for-Sale Securities       7,172           8,987
Purchases of Available-for-Sale
  Securities                        (27,677)        (23,534)
Net Purchases of Restricted
  Investments in Bank Stocks           (269)            (45)
Net Loans and Leases Made
  to Customers                      (23,616)        (19,552)
Purchases of Premises, Equipment,
  and Computer Software              (2,813)           (374)
                                   _________      _________
     Net Cash Used in Investing
       Activities                   (40,706)        (28,066)
                                   _________      _________
CASH FLOWS from FINANCING ACTIVITIES
Net Increase in Demand Deposits
  and Savings Accounts                4,738           6,691
Net Increase in Time Deposits        29,135          12,800
Net (Decrease) Increase in
  Short-Term Borrowings              (8,707)          7,965
Proceeds from Issuance of
  Long-Term Debt                     22,267          15,837
Payments on Long-Term Debt           (8,587)        (15,450)
Acquisition of Treasury Stock          (106)           (863)
Issuance of Common Stock                233             513
Cash Dividends Paid                    (804)           (774)
                                   _________      _________
      Net Cash Provided by
        Financing Activities         38,169          26,719
                                   _________      _________
Net Increase in Cash and
  Cash Equivalents                    1,335           1,055
CASH and CASH EQUIVALENTS -
  Beginning of Year                  14,501           9,843
                                   _________      _________
CASH and CASH EQUIVALENTS -
  End of Period                    $ 15,836        $ 10,898
                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                         $  6,691        $  3,918
  Income Taxes                          300             415

See notes to consolidated financial statements.

               UNION NATIONAL FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of June 30, 2006 and December 31, 2005, and results of operations and cash flows for the three- and six-month periods ended June 30, 2006 and 2005. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2005 Annual Report to Stockholders.

2. Basis of Presentation

The consolidated financial statements include the accounts of Union National Financial Corporation, its subsidiary Union National Community Bank (the "bank"), and bank subsidiaries Union National Insurance Agency, and Home Team Financial, LLC and its subsidiary TA of Lancaster, LLC (together, "Home Team Financial"). All material intercompany accounts and transactions have been eliminated in consolidation. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

Certain reclassifications have been made to the 2005
consolidated financial statements to conform to the 2006 presentation.

3. Earnings per Share

Net income as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows:

                                        Three Months Ended
                                              June 30,
                                         2006         2005
                                      _________     ________
Weighted-average common shares
 outstanding used in the computation
 of basic earnings per share          2,515,278     2,525,983

Effect of dilutive stock options         20,028        36,780
                                      _________     _________
Weighted-average common shares and
 equivalents used in the computation
 of diluted earnings per share        2,535,306     2,562,763
                                      =========     =========

Stock options not included in the
 earnings per share computation
 as their effect would have been anti-
 dilutive                                87,563        27,936
                                      =========     =========

                                           Six Months Ended
                                              June 30,
                                         2006         2005
                                      _________     ________
Weighted-average common shares
 outstanding used in the computation
 of basic earnings per share          2,513,665     2,523,906

Effect of dilutive stock options         19,832        44,227
                                      _________     _________
Weighted-average common shares and
 equivalents used in the computation
 of diluted earnings per share        2,533,497     2,568,133
                                      =========     =========

Stock options not included in the
 earnings per share computation
 as their effect would have been anti-
 dilutive                                90,756        26,720
                                      =========     =========

4.  Share-Based Compensation

On January 1, 2006, Union National adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, compensation expense will be recognized for future share-based awards based upon an assessment of the grant date fair value. Prior to 2006, share-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25 and, thus, no compensation expense was recognized at the grant date. Union National is using the modified prospective method of adoption, which permits application of SFAS 123(R) on a going-forward
basis rather than restating prior periods.   Stock compensation
expense for future share-based awards will be recognized on a straight-line basis over the vesting period of the award.

No share-based awards were granted or vested during the three- and six-month periods ended June 30, 2006; therefore, no compensation expense was recorded during the three months or the six months ended June 30, 2006. During the three months and six months ended June 30, 2005, 25,000 stock options were granted. The pro-forma impact to net income and earnings per share that would occur if compensation expense had been recognized in 2005, based on the estimated fair value of the options on the date of the grant, is as follows:

                      Three Months Ended        Six Months Ended
                            June 30, 2005         June 30, 2005
                            _____________        _______________
Net Income - As Reported        $859                  $1,681
Less: Share-Based
  Compensation Cost               (8)                     (8)
                            _____________        _______________
Net Income - Pro-Forma          $851                  $1,673
                            =============        ===============

Net Income Per Share:
   As Reported - Basic         $0.34                   $0.67
   As Reported - Assuming
     Dilution                  $0.34                   $0.65
   Pro-Forma - Basic           $0.34                   $0.66
   Pro-Forma - Assuming
     Dilution                  $0.33                   $0.65

Union National currently has three separate stock option plans in place. The Employee Stock Purchase Plan allows eligible employees to purchase stock in Union National. Of the 115,762 shares reserved for issuance under this plan, options to purchase 64,658 shares are available for grant. Options granted under this plan have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. The other two plans are the Employee Stock Incentive Plan and the Independent Directors' Stock Option Plan. Of the 249,506 shares reserved for issuance under the Employee Stock Incentive Plan, options to purchase 31,920 shares are available for grant. No further options can be granted under the Independent Directors' Stock Option Plan. Options granted under these two plans have terms up to 10 years, have option prices equal to the fair value of the shares on the date of the grant and are exercisable six months after their grant date.

During the six months ended June 30, 2006, Union National received proceeds of $41,000 for the exercise of options with an intrinsic value of $16,000. Stock option transactions for the six months ended June 30, 2006 are summarized below:


                               Stock            Weighted-Average
                              Options            Exercise Price
                             _________            ______________
Options Outstanding at
  December 31, 2005
(Prices range from $11.52
  to $22.14)                  202,999            $   18.22
Options Granted                     -                    -
Options Exercised              (2,989)               13.83
Options Forfeited              (3,837)               19.40
Options Expired               (11,633)               16.42
                             _________
Options Outstanding at
  June 30, 2006
(Prices range from $11.52
  to $22.14)                  184,540            $   18.20
                             =========

The following table presents information regarding options outstanding as of June 30, 2006:

Weighted-average contractual
 remaining term - options outstanding           5.8 Years
Aggregate intrinsic value -
 options outstanding                            $246,000

Options exercisable                              184,540
Weighted-average exercise
  price - options exercisable                 $    18.20
Aggregate intrinsic value -
  options exercisable                           $246,000
Weighted-average contractual
  remaining term - options exercisable          5.8 Years


Intrinsic value represents the amount by which the market price of the stock on the measurement date of June 30, 2006 exceeded the exercise price of the option. It is Union National's policy to issue new shares upon the exercise of stock options.

Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the three months and six months ended June 30, 2006 as there were no such exercises or dispositions during the period. Union National recorded a tax benefit of $15,000 and $39,000, respectively, for exercises and dispositions during the three months and six months ended June 30, 2005.

5.  Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $7,165,000 and $4,950,000 of standby letters of credit outstanding as of June 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued is not material.

6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statement Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Union National is required to adopt the provisions of SFAS 155, as applicable, beginning January 1, 2007. Management does not believe the adoption of SFAS 155 will have a material impact on Union National's consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for Union National will be as of January 1, 2007. Management does not believe that the adoption of SFAS 156 will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations

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

Union National's provision for loan * losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses. The allowance for loan losses is increased by a charge to the provision for loan losses. Management's evaluation is based on Union National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.

Union National carries all of its investments at fair value with any unrealized gains, as well as losses that are considered to be temporary, reported net of tax as an adjustment to stockholders' equity. If management determines that impairment in the value of an investment security is "other than temporary," the related loss is recorded in the income statement. In order to determine whether such unrealized losses are other than temporary, management must regularly review investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts' opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other than temporary.

Results of Operations
---------------------
Overview

Consolidated net income for the three months ended June 30, 2006 was $472,000 as compared to $859,000 for the three months ended June 30, 2005. For the second quarter of 2006, basic and diluted earnings per share amounted to $0.19, as compared to basic and diluted earnings per share of $0.34 for the same period in 2005. For the six months ended June 30, 2006, consolidated net income was $1,242,000, as compared to $1,681,000 for the six months ended June 30, 2005. Basic and diluted earnings per share for the six months ended June 30. 2006 amounted to $0.49, as compared to basic earnings per share of $0.67 and diluted earnings per share of $0.65 for the same period in 2005.

The following items impacted results of operations for the three months ended and the six months ended June 30, 2006 as compared to 2005:

      * Net interest income increased by $242,000 (on a taxable-equivalent basis), or 6.5%, and $326,000 or 4.4%, respectively. Asset growth was largely offset by higher funding costs due to higher rates and a greater proportion of higher-cost alternative funding sources. The effect of customer deposit shifts on the cost of funds is also outpacing the effect of earnings rate
         increases on interest income.   An increase in loan fee
         income due to strong commercial loan originations in the quarter mitigated the constriction of net interest margin.
      * The provision for loan losses increased in comparison to the prior year due to an increase in net charge-offs that amounted to $206,000 and $200,000, respectively.
      * Other operating income, including securities gains, increased by $970,000 or 84.8% and $1,837,000 or 85.3%, respectively. The increase included the 2006 results of Home Team Financial, LLC, which began operations in the third quarter of 2005.
      * Other operating expenses increased by $1,619,000 or 46.6% and $2,720,000 or 39.2%, respectively. The increase included the 2006 results of Home Team Financial, LLC, which began operations in the third quarter of 2005.

The above items are quantified and discussed in further detail under their respective sections below. Since Home Team Financial did not begin operations until the third quarter of 2005, inclusion of their results in 2006 caused significant increases in consolidated other operating income and expenses in comparison to the prior year. Accordingly, the discussion below excludes the results of Home Team Financial from the various income statement lines, in order to provide comparability between periods. Home Team Financial contributed, net of income taxes, earnings of $56,000

* Loans include leases that meet the criteria for direct financing leases under SFAS No. 13. Loans and lease financing receivables are, throughout the remainder of Management's Discussion and Analysis, together referred to as "loans."

for the three months ended and $48,000 for the six months ended
June 30, 2006 to consolidated net income.

Net income as a percent of average stockholders' equity, also known as return on average equity ("ROE") and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

                         Three Months            Six Months
                        Ended June 30,         Ended June 30,
                       ________________       _______________
                        2006       2005       2006      2005
                       _____      ______     _____     ______
ROE                    6.71%      12.38%     9.02%     12.45%
ROE (Realized Equity)  6.51%      12.59%     8.78%     12.60%


For Union National, accumulated other comprehensive income
(loss) is the amount of net unrealized losses on available-for-sale investment securities and cash flow hedges, net of tax.

Overall loan balances increased by $23,421,000 or 7.8% over loans outstanding at the preceding year-end, primarily resulting from an increase in commercial loans, commercial lines of credit, and leases, partially offset by a slight decline in residential mortgage loans.

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

Management currently expects very strong growth in loans and leases, and moderate deposit growth for 2006, driven largely by the development of new commercial business relationships and the opening of two Gold Cafe branch offices that feature innovative delivery of branch banking services in an upscale coffee house setting. The first Gold Cafe branch opened for business in April 2006, and construction of the second Gold Cafe branch, which will be in a leased facility, began in May. Currently, capital expenditures are estimated at approximately $350,000 for furniture, equipment, and leasehold improvements during the remaining months of 2006 for the Gold Cafe branch. The impact to the results of operations for the remaining months of 2006 as compared to the costs expensed for these offices in 2005 is currently estimated to be an increase in operating expenses of $350,000 ($231,000 after tax). Based upon projected incremental loan generation, fee and commission income, and deposit growth resulting from the additional branches, each branch is expected to begin operating at breakeven in approximately its third year of operation.

The expansion of our commercial banking business continues to be a strategic focus for Union National. The leasing department that Union National established during 2005 to augment other commercial products and services that are currently offered has been experiencing rapid growth. As of June 30, 2006, net leases outstanding totaled $6,073,000, compared to $3,721,000 as of December 31, 2005. Management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. Increased lending volume from these activities and from the new branches is expected to have a positive impact on net interest income and other operating income for the remainder of 2006. In addition, Union National has engaged a marketing firm to assist in implementation of a deposit acquisition program during the remainder of 2006 in order to maximize funding of asset growth with growth in core deposits.

With the inclusion of a full year of Home Team Financial's operations in 2006, as compared with only six months in 2005, increases in net interest income and other income related to mortgage origination, brokerage, title insurance, and settlement fees are expected to occur accordingly. Operating expenses of Home Team Financial will also be generally higher in 2006, due to the inclusion of a full year of activity, as well as additions to their loan origination staff and an increase in lease expense due to the relocation of Home Team Financial to expanded facilities in mid 2006. Home Team Financial is expected to contribute a greater amount of net income to Union National's results of operations in the remaining six months of 2006 in comparison to the same period of 2005.

Union National moved its corporate offices into a new leased facility at 570 Lausch Lane in Manheim Township during the first and second quarters of 2006. Union National has leased this space over an initial term of 15 years and occupies two floors of the three-story building. The remaining floor of office space is currently available for sublease. The lease transaction is classified as an operating lease and requires initial annual lease payments of $483,000 plus reimbursement of the landlord's operating costs. Offsetting these costs, including the anticipated sublease payments, are various consolidations of Union National's current facilities that have been completed during 2006. In addition, Home Team Financial has leased the office portion of the bank's branch location in Mount Joy, Pennsylvania, that became available due to the relocation of some of Union National's corporate functions to the Lausch Lane facility, thereby eliminating rent expense previously paid to third parties. The combined impact of all the changes in leases and premises to the results of operations for the remaining months of 2006 is currently estimated to be a net cost of approximately $172,000 ($115,000 after tax) as compared to the same period of 2005.

As of June 30, 2006, the bank's total risk-based capital ratio was 9.6%, which was below the regulatory requirement of 10.0% to be designated a well-capitalized bank, resulting in the bank's designation as an adequately-capitalized bank. This lower capital designation for the bank reduces its access to certain liquidity resources; specifically, the acquisition of brokered certificates of deposit ("brokered CDs") as a funding resource is restricted. The restriction is expected to be temporary as the bank is expected to return to a well-capitalized designation no later than the filing of its third quarter 2006 Federal Deposit Insurance Corporation ("FDIC") call report. This call report will reflect Union National Community Bank's issuance of $6,000,000 of additional junior subordinated debentures on July 28, 2006 in order to fund asset growth and enhance the bank's risk-based capital position. The issuance of the junior subordinated debentures increased the bank's risk-based capital ratio to approximately 11.0%, which exceeds the 10.0% level required for designation as a well-capitalized bank.

As of June 30, 2006, the consolidated capital ratio of Union National Financial Corporation, excluding the effects of other comprehensive income (loss) on stockholders' equity, was 5.64%, which was below the Corporation's policy limit of 5.75%. The expected future asset growth resulting from the implementation of Union National's strategic initiatives as described above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock; however, no option has been chosen as of the date of this report.



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

During the current year and the two previous calendar years, Union National has experienced growth in assets that has outpaced growth in deposits, requiring the increased use of alternative sources of funding. In addition, there has been a gradual shift in the bank's funding sources towards relatively higher-cost financing sources including borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), brokered CDs, and issuance of junior subordinated debentures. Management utilized outstanding long-term FHLB advances of $119,495,000 as of June 30, 2006, as compared to total FHLB borrowings of $118,815,000 as of December 31, 2005, which consisted of short-term advances of $10,000,000, long-term advances of $105,815,000, and
$3,000,000 outstanding under a $15,000,000 line of credit. Long-term advances totaled $89,017,000 and short-term advances totaled $2,180,000 as of June 30, 2005. The long-term advances have maturities that range from July 2006 to December 2013. The average interest rate on total FHLB borrowings increased to 4.81% at June 30, 2006 as compared to 4.31% at December 31, 2005 and 3.99% at June 30, 2005. Union National has also obtained funding through the use of brokered CDs, which were obtained through various sources where Union National bids for these funds. As of June 30, 2006 and December 31, 2005, Union National had $30,140,000 and

$26,123,000, respectively, in brokered CDs outstanding, compared to $29,938,000 as of June 30, 2005. The average interest rate on total brokered CDs was 4.78% at June 30, 2006 as compared to 4.32% at December 31, 2005 and 3.49% at June 30, 2005.

During 2004 and 2003, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate ("LIBOR") plus 2.85%. The coupon rate was 8.0% at June 30, 2006 and 7.09% at December 31, 2005. As noted in the "Outlook" section above, on July 28, 2006, the bank issued $6,000,000 of additional subordinated debentures due September 15, 2021, with a 5-year initial fixed rate of 7.17% in order to fund growth and to raise the bank's risk-based capital ratio above the 10% well-capitalized level.

The terms and amounts of the FHLB borrowings, brokered CDs, and the issuance of the junior subordinated debentures, when combined with Union National's overall balance sheet structure, maintain Union National within its interest rate risk policies. The change in mix of funding sources together with related cost of those funding sources and a shift in the mix of customer deposits contributed to a constriction in the net interest margin as described below. The bank uses derivatives to mitigate the effects of fluctuating interest rates on net interest income. In July 2006, Union National entered into an interest rate cap arrangement with a notional amount of $10 million and a cap rate of 5.50%, indexed to the 3-month LIBOR rate.

In comparing the three months ended and the six months ended June 30, 2006 to the same periods of 2005, the net effect of volume growth in average earning assets and interest-bearing liabilities on net interest income was an increase of $380,000 and $828,000, respectively. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 13.8% both for the three months ended and for the six months ended June 30, 2006, as compared to the same periods of 2005.

The overall interest rate on average total earning assets for the three months ended and the six months ended June 30, 2006 was 6.88% and 6.74%, respectively, as compared to 6.14% and 6.11%, respectively, for the same periods of last year. The overall interest rate on average interest-bearing liabilities was 3.62% and 3.48%, respectively, for the three months ended and the six months ended June 30, 2006, compared to 2.57% and 2.45%, respectively, for the three months and the six months ended June 30, 2005. The net effect of these interest rate changes on net interest income was a decrease of $138,000 for the three months ended June 30, 2006, and a decrease of $502,000 for the six months ended June 30, 2006, compared to the same periods of 2005. The net interest margin percentage for the three months ended and the six months ended June 30, 2006 was 3.58% and 3.59%, respectively, as compared to 3.83% and 3.92% for the same periods of 2005. The net effect of the above volume growth and interest rate changes on net interest income on a taxable-equivalent-yield basis for the second quarter of 2006 was an increase of $242,000 as compared to the same period of 2005; for the six months ended June 30, 2006, the net effect was an increase of $326,000 as compared to the prior year.

For the remainder of 2006, it is currently anticipated that Union National's net interest margin percentage will remain below prior year levels due to the flat and inverted treasury yield curve, combined with the effects of changes in the mix of customer deposits and alternative funding sources described above. However, income on higher earning asset balances in comparison to the prior year, together with current year expected growth in earning assets, should more than offset the constriction in net interest margin, resulting in net interest income for the remainder of 2006 that reflects a moderate increase over the net interest income earned during the same period of 2005. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $307,000 and $337,000, respectively, for the three months ended and the six months ended June 30, 2006, as compared to $144,000 and $268,000, respectively, for the three months ended and the six months ended June 30, 2005. For the three months ended and the six month ended June 30, 2006, Union National had net charge-offs of $219,000 and

$195,000, respectively, compared to net charge-offs of $13,000 and net recoveries of $5,000, respectively, for the three months ended and the six months ended June 30, 2005. The higher provision for loan losses in 2006 can be primarily attributed to net charge-offs and higher growth in outstanding loan balances in 2006 compared to 2005. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion on Credit Risk and Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other Operating Income (including investment securities gains) increased by $970,000 or 84.8% for the second quarter of 2006 as compared to the same period of 2005. For the six months ended June 30, 2006, the increase was $1,837,000 or 85.3%. The effect of Home Team Financial's results on consolidated Other Operating Income was an increase of $969,000 for the second quarter and $1,766,000 for the six months ended June 30, 2006, primarily from mortgage banking/brokerage activities. The increase in other operating income not attributable to Home Team Financial for the three-month and six-month periods was primarily a result of increases (decreases) in the following items:

(Dollars in thousands)
                                       Three Months Ended
                                       __________________
                                      June 30, 2006 vs. 2005
                                      ______________________
Overdraft fees                           $   17
Other service charges on deposit accounts        (11)
Debit card interchange income                     24
Secondary market loan origination fees            15
Other service charges, commission, fees          (16)
ATM cash service fees                             55
Mortgage banking activities of the bank          (48)
Settlement commission income                     (16)
Earnings from bank-owned life insurance          (11)
Other, net                                        (8)
                                              ________
Total increase in other operating income
  not attributable to Home Team Financial    $     1
                                              ========



(Dollars in thousands)
                                         Six Months Ended
                                        __________________
                                      June 30, 2006 vs. 2005
                                      ______________________
Overdraft fees                           $   57
Other service charges on deposit accounts        (22)
Debit card interchange income                     49
Secondary market loan origination fees            15
Other service charges, commission, fees          (11)
ATM cash service fees                            104
Mortgage banking activities of the bank          (69)
Settlement commission income                     (23)
Earnings from bank-owned life insurance          (24)
Other, net                                        (5)
                                              ________
Total increase in other operating income
  not attributable to Home Team Financial    $    71
                                              ========


Overdraft fees have increased as a result of the bank's "Overdraft Privilege" product, which permits customers to overdraw their accounts subject to certain limits. Other service charges on deposit accounts decreased primarily as a result of the introduction of the bank's "Three for Free" promotion, whereby a customer may select from any one of three types of accounts which are not subject to service charges. The increase in debit card interchange income reflects the bank's sales focus promoting debit card usage. During the second quarter of 2006, Union National earned fees from originating loans on behalf of an investor bank in the commercial secondary market. The bank does not service or retain an interest in these loans. The ATM cash service fees relate to an arrangement with a local ATM company where Union National provides cash for its ATM machines. These service fees fluctuate with interest rates and the cash balances on hand at the ATM company.
Mortgage banking activities and settlement commission income have been largely supplanted by the activities of Home Team Financial and its title insurance subsidiary, TA of Lancaster, LLC. Earnings from bank-owned life insurance has decreased due to lower interest rates on the investments within the policies.

Other Operating Expenses

Other Operating Expenses increased by $1,619,000 or 46.6% for the second quarter of 2006 as compared to the same period of 2005. For the six months ended June 30, 2006, the increase was $2,720,000 or 39.2% as compared to the first six months of 2005. The effect of Home Team Financial's results on consolidated Other Operating Expenses was an increase of $786,000 for the second quarter and $1,613,000 for the six months ended June 30, 2006, primarily from mortgage banking/brokerage activities. The increase in other operating expenses not attributable to Home Team Financial for the three-month and six-month periods was primarily a result of increases (decreases) in the following items:

(Dollars in thousands)
                                    Three Months Ended
                                    ___________________
                                  June 30, 2006 vs. 2005
                                  _______________________
Salaries and wages                        $   271
Employee benefit costs                         82
Net occupancy expense                         138
Furniture and equipment expense                29
Advertising and marketing expenses            161
ATM processing expenses                        17
Data processing services                       16
Supplies expense                               25
Other, net                                     94
                                           ________
Total increase in other
  operating expenses not
  attributable to Home Team Financial     $   833
                                           ========
(Dollars in thousands)
                                      Six Months Ended
                                    ___________________
                                  June 30, 2006 vs. 2005
                                  _______________________
Salaries and wages                        $   449
Employee benefit costs                        122
Net occupancy expense                         212
Furniture and equipment expense                (3)
Advertising and marketing expenses            146
ATM processing expenses                        25
Data processing services                       35
Supplies expense                               28
Other, net                                     93
                                           ________
Total increase in other
  operating expenses not
  attributable to Home Team Financial     $ 1,107
                                           ========


The increase in salaries and wages resulted from Gold Cafe staff additions prior to the April opening of the branch ($67,000 and $134,000), annual salary increases ($60,000 and $120,000), additional commercial and business banking staff positions ($41,000 and $79,000), other staff additions ($74,000 and $148,000) and staff promotion bonuses paid in the first quarter of 2006 ($0 and $26,000). Employee benefit cost increases resulting from the higher salaries and wages described above, as well as higher health insurance costs, were partially offset by a decrease in accrued profit sharing expense based upon first quarter results. Net occupancy expense increased primarily due to occupancy of the Lausch Lane office facility ($147,000 and $213,000) and depreciation on the Gold Cafe building ($10,000 in both periods), partially offset by termination of an office lease ($18,000 and $26,000) enabled by the move of employees into the Lausch Lane office. Furniture and equipment expense increased primarily due to depreciation of the furniture and equipment at Lausch Lane and the Gold Cafe. Advertising and marketing costs were incurred during the second quarter related to the opening of the Gold Cafe branch location and promotion of the Gold Cafe brand. Also, the bank engaged a marketing firm to assist in implementation of a deposit acquisition program beginning in the second quarter. ATM processing services increased due to higher usage of ATMs by bank customers. Data processing services expense increased due to modest increases in fees charged by the bank's third party data processing service provider. Supplies expense increased due to the purchase of supplies for use at the Gold Cafe branch and at the Lausch Lane facility. There were also numerous smaller increases in various other expense categories that were not individually significant.


Income Taxes

Union National recognized an income tax benefit of $55,000 for the second quarter of 2006, as compared to expense of $185,000 for the same period of last year. For the six months ended June 30, 2006, income tax expense was $38,000 as compared to $357,000 last year. Union National's effective tax rates were as follows:

                       Three Months Ended    Six Months Ended
                      __________________     ________________
June 30, 2006               -13.2%                 3.0%
June 30, 2005                17.7%                17.5%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the 2006 effective tax rate resulted primarily from higher interest income from tax-exempt investment securities and loans as a percentage of pre-tax income. During the second quarter of 2006, tax-exempt income exceeded book pre-tax income, resulting in a credit to income tax expense. As of June 30, 2006, Union National had a net deferred tax asset of $2,483,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

Financial Condition
___________________
Loan Quality and Credit Risk

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms. For certain commercial loans, management has determined that it is probable that all interest and principal payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by current accounting principles generally accepted in the United States of America ("GAAP"). At June 30, 2006, the recorded investment in loans that are considered to be impaired under GAAP was $3,843,000 as compared to $3,270,000 at December 31, 2005. The increase is the result of the identification of one additional impaired commercial loan, which is well-secured with real estate and is expected to be current before the end of 2006. This was partially offset by charge-offs and payments made by the borrowers on certain commercial loans that were identified as impaired loans at December 31, 2005.

The measure of impairment is primarily based on the fair value of collateral securing these loans, which is primarily real estate and equipment. The related allowance for loan losses on the above impaired commercial loans amounted to $141,000 at June 30, 2006, and $251,000 at December 31, 2005. Management
currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. As of June 30, 2006, impaired loans with balances of $1,045,000 were included with total nonperforming loans detailed below, and at December 31, 2005 impaired loans with balances of $745,000 were nonperforming. Nonperforming loans below include consumer and residential mortgage loans which are evaluated collectively for impairment and other commercial loans that are not considered impaired. In addition, under Union National's current internal risk rating system loans with a rating of "substandard" that were not nonperforming or impaired amounted to $2,469,000 at June 30, 2006, and $0 at December 31, 2005.
The aforementioned substandard loans as of June 30, 2006 consisted of two commercial credits, both of which are expected to continue to service their debt obligations and both of which are well-secured, primarily with real estate. Management considers impaired and substandard loans to be potential problem loans and currently expects that an additional amount of these loans may be classified as nonperforming during the remainder of 2006. Management has increased its monitoring of these borrowers' financial strength.

At June 30, 2006, total nonperforming loans amounted to $1,746,000, or 0.5% of net loans, as compared to a level of $2,112,000, or 0.7%, at December 31, 2005. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31, for the previous five-year period was an average of 0.8%.

Schedule of Nonperforming Assets:
(Dollars in thousands)

                                      June 30,    December 31,
                                       2006          2005
                                     _________    ___________
Nonaccruing Loans                    $ 1,585       $ 1,814
Accruing Loans - 90 days or more
  past due                               161           298
Restructured Accruing Loans               -             -
                                     _________    ___________
  Total Nonperforming Loans            1,746         2,112
Foreclosed Real Estate                    60            -
                                     _________    ___________
  Total Nonperforming Assets         $ 1,806     $   2,112
                                     =========    ===========


Nonperforming Loans
   as a % of Net Loans                   0.6 %         0.7 %
                                         ===           ===
Allowance for Loan Losses
   as a % of Nonperforming Loans         161 %         127 %
                                         ===           ===

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

Management believes, based on information currently available, that the current allowance for loan losses of $2,817,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2006 to be less than or comparable to the level of net loan charge-offs for the same period of 2005.

Analysis of Allowance for Loan Losses:

                            Three Months Ended  Six Months Ended
                                  June 30,          June 30,

(Dollars in thousands)      2006      2005      2006      2005
                           _______   ______    _____     ______
Average Total Loans
  Outstanding
  (Net of Unearned
  Income)               $ 307,768  $ 273,448  $305,075 $269,309
                          ========   =======   =======  =======
Allowance for Loan Losses,
  Beginning of Period   $   2,729  $   2,430  $  2,675 $  2,288
Loans Charged-Off
  During Period               225         14       245       17
Recoveries of Loans
  Previously Charged-Off        6          1        50       22
                          --------   -------   -------  -------
Net Loans Charged-Off
  (Recovered)                 219         13       195       (5)
Addition to Provision for
  Loan Losses
   Charged to Operations      307        144       337      268
                          --------   -------   -------  -------

Allowance for Loan Losses,
   End of Period        $   2,817  $   2,561  $  2,817 $  2,561
                          ========   =======   =======  =======
Ratio of Net Loans
  Charged-Off (Recovered)
  to Average Loans Outstanding
  (Annualized)               0.28%      0.02%     0.13%    0.00%
                          ========   =======   =======  =======
Ratio of Allowance for Loan
  Losses to Net Loans at
  End of Period                                   0.87%    0.91%
                                               =======  =======


Investment Securities

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by national statistical rating organizations. As of June 30, 2006, Union National had a total of 127 debt securities of various types that had aggregated unrealized losses of $3,562,000 that amounted to 3.24% of the amortized cost basis of these securities. Except for losses on corporate securities pertaining to major corporations in the auto industry, management believes that the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. With respect to major auto industry corporate debt securities, amortized cost totals $2,036,000 and fair value totals $1,905,000 on four securities with unrealized losses amounting to $131,000. These losses primarily represent a decline in credit strength of the corporations; however, with consideration given to independent analyst reports, management believes that these corporations have the ability to service the debt for the foreseeable future and that all amounts will be collected at maturity. Based on management's assessment of the total investment portfolio at June 30, 2006, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have been provided for in other comprehensive income
(loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

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

Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. Liquidity generally remains stable and exceeds Union National's minimum defined levels. At June 30, 2006, the bank's total risk-based capital ratio was 9.6%, which was below the regulatory requirement of 10.0% to be designated a well-capitalized bank. The issuance of $6,000,000 of additional junior subordinated debentures on July 28, 2006 raised the bank's risk-based capital ratio to approximately 11.0%, which exceeds the 10.0% level required for designation as a well-capitalized bank. See further discussion regarding the temporary effect on the bank's funding resources under "Outlook", above.

There are no known trends, except the anticipated loan and deposit growth and expansion plans previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. The expected future asset growth resulting from the implementation of Union National's strategic initiatives as described above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock; however, no option has been chosen as of the date of this report.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of June 30, 2006, the bank had outstanding long-term FHLB advances totaling $119,495,000 from its available credit of $181,683,000 at the FHLB. This compares to short-term advances of $10,000,000, long-term advances of $105,815,000, and $3,000,000 outstanding under a $15,000,000 line of credit as of December 31, 2005; and short-term advances of $2,180,000 and long-term advances of $89,017,000 as of June 30, 2005. The long-term advances have maturities that range from July 2006 to December 2013. As of June 30, 2006, advances of $33,020,000 are due in the next twelve months and advances of $30,000,000 are currently convertible by the FHLB on a quarterly basis, depending on current interest rate levels. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Union National also obtains funding through the use of brokered CDs, which are obtained through various sources where Union National bids for these funds. As of June 30, 2006 and December 31, 2005, Union National had $30,140,000 and $26,123,000,
respectively, in brokered CDs outstanding. Union National's policy limit for FHLB advances and certain brokered CDs is 40% of total assets. As of June 30, 2006 and December 31, 2005, the ratio of aggregated FHLB advances and brokered CDs to total assets was 29.9% and 30.7%, respectively.

Off-Balance Sheet Commitments

Union National is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $145,934,000 at June 30, 2006 as compared to $136,459,000 at
December 31, 2005. Total standby letters of credit amounted to $7,165,000 at June 30, 2006 as compared to $4,950,000 at
December 31, 2005. In addition, Union National, in the conduct of business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. There has been no material change in such contracts since December 31, 2005.

Stockholders' Equity

Union National and the bank maintain capital ratios that are well above the minimum total capital levels required by federal regulatory authorities. As discussed above under "Results of Operations", 2006 initiatives that have impacted capital resources of Union National include two new branch office locations and the new corporate office center. Since the second Gold Cafe is a leased facility, the capital requirements for the remainder of 2006 are expected to be limited to the investment in furniture and equipment, currently expected to be approximately $350,000, and the lease payments, additional staff, and operating costs associated with the office.

At June 30, 2006, the bank's total risk-based capital ratio was 9.6%, which was below the regulatory requirement of 10.0% to be designated a well-capitalized bank. The issuance of $6,000,000 of additional junior subordinated debentures on July 28, 2006 increased the bank's risk-based capital ratio to approximately 11.0%, which exceeds the 10.0% level required for designation as a well-capitalized bank. See further discussion regarding the temporary effect on the bank's funding resources under "Outlook", above. The expected future asset growth resulting from the implementation of Union National's strategic initiatives as described in the "Outlook" section above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock; however, no option has been chosen as of the date of this report.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Except for the temporary decline in the bank's risk-based capital designation, which was remedied on July 28, 2006 as described above, management believes, as of June 30, 2006, that Union National and the bank meet all capital adequacy requirements to which they are subject.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of:

(Dollars in thousands)
                          June 30, 2006     December 31, 2005
                          Amount     %         Amount     %
                          ______________    __________________
Union National
  Financial Corporation
Leverage Ratio:
    Tier I Capital to
    Average Total Assets $ 37,512   7.84%     $ 36,457   8.09%
    Minimum Required for
    Capital Adequacy
    Purposes               19,139   4.00        18,021   4.00
Risk-based Capital Ratios:
    Tier I Capital Ratio -
    Actual                 37,512   9.01        36,457   9.70
    Minimum Required for
    Capital Adequacy
    Purposes               16,647   4.00        15,032   4.00
    Total Capital Ratio -
    Actual                 42,001  10.09        41,289  10.99
    Minimum Required for
    Capital Adequacy
    Purposes               33,294   8.00        30,064   8.00

Union National Community Bank
Leverage Ratio:
    Tier I Capital to
    Average Total Assets $ 37,037   7.76%     $ 36,398   8.10%
    Minimum Required for
    Capital Adequacy
    Purposes               19,091   4.00        17,965   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions      23,864   5.00        22,456   5.00

Risk-based Capital Ratios:
    Tier I Capital Ratio -
    Actual                 37,037   8.92        36,398   9.71
    Minimum Required for
    Capital Adequacy
    Purposes               16,611   4.00        14,992   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions      24,917   6.00        22,488   6.00

    Total Capital Ratio -
    Actual                 39,854   9.60        39,073  10.43
    Minimum Required for
    Capital Adequacy
    Purposes               33,223   8.00        29,984   8.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions      41,529  10.00        37,480  10.00


Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At June 30, 2006, this limitation amounted to approximately $3,985,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $9,412,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,588,000, is included in Tier II regulatory capital above. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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


Item 3. Quantitative and Qualitative Disclosures About Market
Risk

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the bank's net interest income over the next twelve months to decline less than 2% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would have no impact on the bank's net interest income over the next twelve months. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National is managing its interest rate risk position in 2006 by the following:

      * increasing its use of adjustable- and floating-rate loans for new or refinanced commercial and agricultural loans;
      * use of derivatives including a collar transaction and an interest rate cap arrangement to mitigate the impact of fluctuations in rates;
      * repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare for any future increase in interest rates;
      * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
      * adding to or restructuring of fixed-rate and floating-rate advances from the FHLB or brokered CDs.

The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income/Funding Sources.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
________________________________________________
Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2006, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
____________________________
During the six months ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

                  PART II - OTHER INFORMATION

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

Item 1A.  Risk Factors

During the six months ended June 30, 2006 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds

                ISSUER PURCHASES OF EQUITY SECURITIES
                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
________________________________________________________________
April 1, 2006 to
April 30, 2006          515           $19.81          515

May 1, 2006 to
May 31, 2006            633           $20.01          633

June 1, 2006 to
June 30, 2006         1,001           $20.13        1,001

Total                 2,149           $20.02        2,149

                    ========                       =======

    *On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
     Period                            Programs*
________________________________________________________________

April 1, 2006 to
April 30, 2006                          55,102

May 1, 2006 to
May 31, 2006                            54,469

June 1, 2006 to
June 30, 2006                           53,468

Total

*On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held at
              10:00 a.m. on April 26, 2006, at The Eden Resort
              Inn, 222 Eden Road, Lancaster, Pennsylvania,
              17601-4216.

         (b)  -  (c)  The following matters were voted upon:

Four Class A Directors were elected as follows:

                                    Votes         Votes to
                                     Cast        "Withhold
Re-elected          Term Expires    "For"__       Authority"
__________          ____________    _________    __________
Mark D. Gainer           2009        2,034,179      12,902
Darwin A. Nissley        2009        2,044,010       3,071
James R. Godfrey         2009        2,040,495       6,586
Nancy Shaub Colarik      2009        2,041,183       5,898

Directors whose term continued after the meeting:

  Class B Directors
 __________________
Carl R. Hallgren          2007
Lloyd C. Pickell          2007
Michael A. Frey           2007

  Class C Directors
 __________________
Kevin D. Dolan            2008
William E. Eby            2008
Benjamin W. Piersol, Jr.  2008
William M. Nies           2008


Item 5.  Other Information

     None.

Item 6.  Exhibits:

    a) Exhibits

    Exhibit No. 4.1 - Indenture Dated as of July 28, 2006, Union
    National
    Community Bank, as Issuer; Wilmington Trust Company, as
Trustee;
    Fixed/Floating Rate Junior Subordinated Debentures Due 2021

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

                           Union National Financial Corporation
                                      (Registrant)


                             By  /s/ Mark D. Gainer
                                 ___________________
                                 Mark D. Gainer
                                 Chairman/President/Chief
                          Executive Officer
                                 (Principal Executive Officer)

                                 Date: August 14, 2006



                             By  /s/ Clement M. Hoober
                                 ______________________
                                 Clement M. Hoober
                                 Treasurer/Chief Financial
                                 Officer
                                 (Principal Financial and
                                 Accounting Officer)

                                 Date: August 14, 2006