Form 10-Q
period 2006-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2006-11-13
CIK 874482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                  Washington, DC 20549

                             FORM 10 Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2006

                               OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______


        Commission file number    0-19214
                                  ________

                  UNION NATIONAL FINANCIAL CORPORATION
                  ____________________________________
      (Exact Name of Registrant as Specified in its Charter)


           Pennsylvania                         23-2415179
         ________________                      ___________
      (State or Other Jurisdiction of        (I.R.S. Employer
        Incorporation or Organization)    Identification Number)

          570 Lausch Lane
     Lancaster, Pennsylvania                      17601
     ________________________                     _____
(Address of Principal Executive Offices)       (Zip Code)

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

      2,523,299 shares of $.25 (par) common stock were outstanding as of November 3, 2006.

                UNION NATIONAL FINANCIAL CORPORATION
                             FORM 10-Q
                                INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.
         _____________________                          _______

Item 1 -  Financial Statements
          Consolidated Statements of Financial
          Condition...........................................1
          Consolidated Statements of Income...............2 - 3
          Consolidated Statements of Comprehensive Income
          (Loss)..............................................3
          Consolidated Statements of Cash Flows...............4
          Notes to Consolidated Financial Statements......5 - 8
Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............8 - 20
Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk...................................20 - 21
Item 4 -  Controls and Procedures............................21

PART II - OTHER INFORMATION
          _________________
Item 1 -  Legal Proceedings..................................23
Item 1A - Risk Factors.......................................23
Item 2 -  Unregistered Sales of Equity Securities and
          Use of Proceeds....................................23
Item 3 -  Defaults Upon Senior Securities....................23
Item 4 -  Submission of Matters to a Vote of Security
          Holder.............................................23
Item 5 -  Other Information..................................23
Item 6 -  Exhibits......................................23 - 24

Signature Page...............................................25

Unless the context otherwise requires, the terms "Union
National," "we," "us," and "our" refer to Union National
Financial Corporation and its consolidated subsidiaries.

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

                                    9/30/2006         12/31/2005
                                   (unaudited)        (audited)
                                   ___________        __________
ASSETS
Cash and Due from Banks             $  13,409        $   14,317
Interest-Bearing Deposits in
  Other Banks                             318               184
                                   ___________        __________
    Total Cash and Cash Equivalents    13,727            14,501
Investment Securities Available
  for Sale                            137,066           119,702
Loans Held for Sale                     1,119             2,147
Loans and Leases, Net of Unearned
  Income                              329,138           300,213
  Less: Allowance for Loan and
   Lease Losses                        (2,914)           (2,675)
                                   ___________        __________
    Net Loans and Leases              326,224           297,538
Premises and Equipment, Net            10,577             7,059
Restricted Investment in Bank
   Stocks, at cost                      6,351             5,736
Bank-Owned Life Insurance              10,140             9,860
Other Assets                            6,171             5,635
                                   ___________        __________
        TOTAL ASSETS                $ 511,375        $  462,178
                                   ===========        ==========

LIABILITIES
Deposits:
  Noninterest-Bearing               $  42,197        $   43,643
  Interest-Bearing                    289,642           252,967
                                   ___________        __________
    Total Deposits                    331,839           296,610
Short-Term Borrowings                   4,770            18,305
Long-Term Debt                        125,478           105,815
Junior Subordinated Debentures         17,341            11,341
Other Liabilities                       2,877             2,817
                                   ___________        __________
        TOTAL LIABILITIES             482,305           434,888

Minority Interests in
   Consolidated Subsidiaries                6                65

STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)   734               734
  Shares: Authorized - 20,000,000;
  Issued - 2,937,201 and 2,936,798
   shares at September 30, 2006 and
   December 31, 2005, respectively
  Outstanding - 2,522,657 and
   2,510,682 shares at September 30, 2006
   and December 31, 2005, respectively
Surplus                                12,836            12,855
Retained Earnings                      23,251            22,576
Accumulated Other Comprehensive
  Income (Loss)                           505              (447)
Treasury Stock, at cost - 414,544
  and 426,116 shares at September 30,
  2006 and December 31, 2005,
  respectively                         (8,262)           (8,493)
                                   ___________        __________
        TOTAL STOCKHOLDERS' EQUITY     29,064            27,225
                                   ___________        __________
        TOTAL LIABILITIES and
        STOCKHOLDERS' EQUITY        $ 511,375        $  462,178
                                   ===========        ==========

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                Three Months Ended September 30,
                                _______________________________
                                           2006         2005
                                           ____         _____
INTEREST INCOME
Interest and Fees on Loans and Leases   $ 6,170       $   4,886
Investment Securities:
  Taxable Interest                        1,306             883
  Tax-Exempt Interest                       351             330
  Dividends                                  91              39
Other                                        19               5
                                          ______         ______
  Total Interest Income                   7,937           6,143
INTEREST EXPENSE
Deposits                                  2,347           1,327
Short-Term Borrowings                        98              73
Long-Term Debt                            1,537             984
Junior Subordinated Debentures              293             175
                                          ______         ______
   Total Interest Expense                 4,275           2,559
                                          ______         ______
   Net Interest Income                    3,662           3,584
PROVISION for LOAN and LEASE LOSSES         104             135
                                          ______         ______
   Net Interest Income after Provision
    for Loan and Lease Losses             3,558           3,449

OTHER OPERATING INCOME
Income from Fiduciary Activities             58              76
Service Charges on Deposit Accounts         427             409
Other Service Charges, Commissions, Fees    234             203
Alternative Investment Sales Commissions    161             195
Investment Securities Gains                  24              11
Mortgage Banking/Brokerage Activities       714             665
Title Insurance/Settlement Income           148             156
Earnings from Bank-Owned Life Insurance      99              96
Other Income                                 97              95
                                          ______         ______
Total Other Operating Income              1,962           1,906

OTHER OPERATING EXPENSES
Salaries and Wages                        2,068           1,869
Retirement Plan and Other Employee
 Benefits                                   495             502
Net Occupancy Expense                       381             248
Furniture and Equipment Expense             228             172
Professional Fees                           211             158
Data Processing Services                    212             193
Pennsylvania Shares Tax                      86              78
Advertising and Marketing Expenses          318             210
ATM Processing Expenses                     109              90
 Minority Interests in Earnings of
  Subsidiaries                              (78)            137
 Other Expenses                             804             649
                                          ______         ______
   Total Other Operating Expenses         4,834           4,306
                                          ______         ______
    Income before Income Taxes              686           1,049
 PROVISION for INCOME TAXES                  46             179
                                          ______         ______
 NET INCOME                             $   640       $     870
                                          ======         ======

See notes to consolidated financial statements.
Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued
(Dollars in thousands, except per share data)
                                Three Months Ended September 30,
                                 _______________________________
                                       2006           2005
                                       ______       _________
PER SHARE INFORMATION
Net Income - Basic                 $   0.25        $  0.35
Net Income - Assuming Dilution         0.25           0.34
Cash Dividends                        0.160          0.160

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)
                               Three Months Ended September 30,
                               _______________________________
                                      2006            2005
                                    _______         _______
Net Income                         $    640        $    870
 Other Comprehensive Income (Loss),
  Net of Tax: Unrealized Holding
  Gains (Losses) on Available-
  for-Sale Investment Securities
  Arising During the Year, Net of
  Tax Benefit (Expense) of ($1,210)
  and $302 for the three months
  ended and ($525) and $275 for the
  nine months ended September 30, 2006
  and 2005, respectively              2,349            (586)
 Reclassification Adjustment for
  Gains included in Net Income, Net
  of Tax of $8 and $4 for the
  three months ended and $22 and $16
  for the nine months ended September
  30, 2006 and 2005, respectively       (16)             (7)
 Unrealized Gains (Losses) on Cash
  Flow Hedges, Net of Tax (Expense)
  Benefit of ($8) for the three
  months ended and $12 for the nine
  months ended September 30, 2006,
  respectively                           17               -
                                     ______          ______
Total Other Comprehensive Income
   (Loss)                             2,350            (593)
                                     ______          ______
TOTAL COMPREHENSIVE INCOME (LOSS)  $  2,990        $    277
                                     ======          ======

See notes to consolidated financial statements.
                               Nine Months Ended September 30,
                              _______________________________
                                           2006         2005
                                           ____         ____
INTEREST INCOME
Interest and Fees on Loans and Leases   $17,245       $  13,702

Investment Securities:
  Taxable Interest                        3,470           2,621
  Tax-Exempt Interest                     1,070             932
  Dividends                                 267             150
Other                                        28              14
                                          ______         ______
  Total Interest Income                  22,080          17,419
INTEREST EXPENSE
Deposits                                  5,948           3,385
Short-Term Borrowings                       286             189
Long-Term Debt                            4,204           2,672
Junior Subordinated Debentures              690             493
                                          ______         ______
   Total Interest Expense                11,128           6,739
                                          ______         ______
   Net Interest Income                   10,952          10,680
PROVISION for LOAN and LEASE LOSSES         441             403
                                          ______         ______
   Net Interest Income after Provision
    for Loan and Lease Losses            10,511          10,277

OTHER OPERATING INCOME
Income from Fiduciary Activities            201             219
Service Charges on Deposit Accounts       1,232           1,179
Other Service Charges, Commissions, Fees    697             613
Alternative Investment Sales Commissions    514             558
Investment Securities Gains                  65              46
Mortgage Banking/Brokerage Activities     2,228             772
Title Insurance/Settlement Income           438             180
Earnings from Bank-Owned Life Insurance     280             301
Other Income                                297             191
                                          ______         ______
Total Other Operating Income              5,952           4,059

OTHER OPERATING EXPENSES
Salaries and Wages                        6,043           4,782
Retirement Plan and Other Employee
 Benefits                                 1,604           1,389
Net Occupancy Expense                     1,080             695
Furniture and Equipment Expense             636             524
Professional Fees                           559             482
Data Processing Services                    623             544
Pennsylvania Shares Tax                     194             193
Advertising and Marketing Expenses        1,033             419
ATM Processing Expenses                     310             266
 Minority Interests in Earnings of
  Subsidiaries                               52             143
Other Expenses                            2,363           1,812
                                          ______         ______
  Total Other Operating Expenses         14,497          11,249
                                          ______         ______
   Income before Income Taxes             1,966           3,087
PROVISION for INCOME TAXES                   84             536
                                          ______         ______
NET INCOME                              $ 1,882       $   2,551
                                          ======         ======

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued
(Dollars in thousands, except per share data)
                                Nine Months Ended September 30,
                                _______________________________
                                       2006           2005
                                       ______       _________
PER SHARE INFORMATION
Net Income - Basic                 $   0.75         $ 1.01
Net Income - Assuming Dilution         0.74           1.00
Cash Dividends                        0.480          0.465
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)
                                 Nine Months Ended September 30,
                                       2006            2005
                                       ______         ______
Net Income                          $ 1,882        $  2,551
Other Comprehensive Income (Loss),
  Net of Tax: Unrealized Holding
  Gains (Losses) on Available-
  for-Sale Investment Securities
  Arising During the Year, Net of
  Tax Benefit (Expense) of ($1,210)
  and $302 for the three months
  ended and ($525) and $275 for the
  nine months ended September 30, 2006
  and 2005, respectively              1,019            (533)
 Reclassification Adjustment for
  Gains included in Net Income, Net
  of Tax of $8 and $4 for the
  three months ended and $22 and $16
  for the nine months ended September
  30, 2006 and 2005, respectively       (43)            (30)
 Unrealized Gains (Losses) on Cash
  Flow Hedges, Net of Tax (Expense)
  Benefit of ($8) for the three
  months ended and $12 for the nine
  months ended September 30, 2006,
  respectively                          (24)              -
                                       ______         ______
Total Other Comprehensive Income
   (Loss)                               952            (563)
                                       ______         ______
TOTAL COMPREHENSIVE INCOME (LOSS)  $  2,834         $ 1,988
                                       ======         ======

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                Nine Months Ended September 30,
                                ______________________________
                                        2006            2005
                                      _______         ________
CASH FLOWS from OPERATING ACTIVITIES
Net Income                          $  1,882        $  2,551
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization        822             678
    Provision for Loan and Lease Losses  441             403
    Net Amortization of Investment
    Securities' Premiums                 379             706
    Investment Securities Gains          (65)            (46)
    (Benefit from) Provision for
    Deferred Income Taxes               (116)            105
    (Decrease) Increase in Minority
    Interest Liability                   (59)            140
    Earnings from Bank-Owned Life
     Insurance                          (280)           (301)
    Gains on Loans Sold               (1,489)            (89)
    Proceeds from Sales of Loans      53,735           4,663
    Loans Originated for Sale        (51,218)         (4,649)
    Increase in Accrued Interest
    Receivable                          (317)           (250)
    Increase in Other Assets            (355)         (1,232)
    (Decrease) Increase in Other
     Liabilities                        (233)            327
                                      _______         ________
        Net Cash Provided by
        Operating Activities           3,127           3,006
                                      _______         ________
CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of
  Available-for-Sale Securities        7,562           6,491
Proceeds from Maturities of
  Available-for-Sale Securities       12,149          12,822
Purchases of Available-for-Sale
  Securities                         (35,907)        (29,176)
Net Purchases of Restricted
  Investments in Bank Stocks            (615)           (263)
Net Loans and Leases Made to
  Customers                          (29,127)        (27,352)
Purchases of Premises, Equipment,
  and Computer Software               (4,325)           (689)
                                      _______         ________
        Net Cash Used in Investing
        Activities                   (50,263)        (38,167)
                                      _______         ________
CASH FLOWS from FINANCING ACTIVITIES
Net (Decrease) Increase in Demand Deposits
  and Savings Accounts                (1,446)         10,562
Net Increase in Time Deposits         36,675          19,266
Net Decrease in Short-Term
  Borrowings                         (13,535)         (2,522)
Proceeds from Issuance of
  Long-Term Debt                      36,981          29,690
Payments on Long-Term Debt           (17,318)        (17,450)
Proceeds from Issuance of Junior
  Subordinated Debentures              6,000             -
Acquisition of Treasury Stock           (108)           (972)
Issuance of Common Stock                 320             604
Cash Dividends Paid                   (1,207)         (1,175)
                                      _______         ________
        Net Cash Provided by
        Financing Activities          46,362          38,003
                                      _______         ________
Net (Decrease) Increase in Cash
  and Cash Equivalents                  (774)          2,842
CASH and CASH EQUIVALENTS -
  Beginning of Year                   14,501           9,843
                                      _______         ________
CASH and CASH EQUIVALENTS -
  End of Period                  $    13,727      $   12,685
                                      =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
  Interest                       $    10,810        $  6,492
  Income Taxes                           800             616
Noncash Transactions
  Retirement of Treasury Stock
  (17,000 shares in 2006 and 2005)       339             339

See notes to consolidated financial statements.

              UNION NATIONAL FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2006 and December 31, 2005, and results of operations and cash flows for the three- and nine-month periods ended September 30, 2006 and 2005. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2005 Annual Report to Stockholders.

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

3. Earnings per Share

Net income as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows:


<CAPTION
                        Three Months Ended    Nine Months Ended
                            September 30,        September 30,
                         2006       2005       2006      2005
                         _____      _____      ____      _____
Weighted-average common
shares outstanding
used in the computation
of basic earnings per
                      2,520,174   2,511,866  2,515,858 2,519,848

Effect of dilutive
   stock options         18,643      36,045     19,436    40,680
                         _____      _____      ____      _____

Weighted-average common
  shares and equivalents
  used in the computation
  of diluted earnings per
  share               2,538,817   2,547,911  2,535,294 2,560,528
                      =========   =========  ========= =========

Stock options not included in the
   earnings per share computation
   as their effect would have been anti-
   dilutive              78,132      37,082     82,074    30,802
                      =========   =========  ========= =========

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

No share-based awards were granted or vested during the three- and nine-month periods ended September 30, 2006; therefore, no compensation expense was recorded during the three months or the nine months ended September 30, 2006. During the three months and nine months ended September 30, 2005, the pro-forma impact to net income and earnings per share that would occur if compensation expense had been recognized in 2005, based on the estimated fair value of the options on the date of the grant, was as follows:

(Dollars in thousands, except per share data)
                     Three Months Ended        Nine Months Ended
                     September 30, 2005       September 30, 2005
                     ___________________      __________________
Net Income - As Reported    $   870                 $ 2,551
Less: Share-Based
 Compensation Cost              (48)                    (56)
                            _________               _________
Net Income - Pro-Forma      $   822                 $ 2,495
                            =========               =========
Net Income Per Share:
   As Reported - Basic       $ 0.35                   $1.01
   As Reported - Assuming
   Dilution                  $ 0.34                   $1.00
   Pro-Forma - Basic         $ 0.33                   $0.99
   Pro-Forma - Assuming
   Dilution                  $ 0.32                   $0.97


Union National currently has three separate stock option plans in place. The Employee Stock Purchase Plan allows eligible employees to purchase stock in Union National. Of the 115,762 shares reserved for issuance under this plan, options to purchase 64,658 shares are available for grant. Options granted under this plan have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. The other two plans are the Employee Stock Incentive Plan and the Independent Directors' Stock Option Plan. Of the 249,506 shares reserved for issuance under the Employee Stock Incentive Plan, options to purchase 31,920 shares are available for grant. No further options can be granted under the Independent Directors' Stock Option Plan. Options granted under these two plans have terms up to 10 years, have option prices equal to the fair value of the shares on the date of the grant and are exercisable nine months after their grant date.

During the nine months ended September 30, 2006, Union National received proceeds of $41,000 for the exercise of options with an intrinsic value of $16,000. Stock option transactions for the nine months ended September 30, 2006 are summarized below:

                                    Stock       Weighted-Average
                                   Options       Exercise Price
                                   _______       _______________
Options Outstanding at December
  31, 2005
(Prices range from $11.52
  to $22.14)                      202,999        $   18.22
Options Granted                       -                -
Options Exercised                  (2,989)           13.83
Options Forfeited                 (10,158)           20.00
Options Expired                   (11,633)           16.42
                                  ________
Options Outstanding at
 September 30, 2006
(Prices range from $11.52
  to $22.14)                      178,219        $   18.10
                                  ========

The following table presents information regarding options outstanding as of September 30, 2006:

Weighted-average contractual
     remaining term - options
     outstanding                            5.5 Years
Aggregate intrinsic value -
     options outstanding                    $212,000
Options exercisable                          178,219
Weighted-average exercise
     price - options exercisable           $   18.10
Aggregate intrinsic value -
     options exercisable                    $212,000
Weighted-average contractual
     remaining term - options exercisable   5.5 Years

Intrinsic value represents the amount by which the market price of the stock on the measurement date of September 30, 2006 exceeded the exercise price of the option. It is Union
National's policy to issue new shares upon the exercise of stock options.

Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the three months and nine months ended September 30, 2006 or the three months ended September 30, 2005, as there were no such exercises or dispositions during the period. Union National recorded a tax benefit $39,000 for exercises and dispositions during the nine months ended September 30, 2005.

5.  Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $9,943,000 and $4,950,000 of standby letters of credit outstanding as of September 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statement Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Union National is required to adopt the provisions of SFAS 155, as applicable, beginning January 1, 2007. Management does not believe the adoption of SFAS 155 will have a material impact on Union National's consolidated financial condition and results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial condition, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported consolidated results of operations or financial condition.


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

Critical Accounting Policies
_____________________________
The reporting of Union National's consolidated financial condition and results of operations is impacted by the application of accounting policies by management. Certain accounting policies are particularly sensitive and require significant judgments, estimates and assumptions to be made by management in matters that are inherently uncertain.

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

Results of Operations
_____________________

Overview

Consolidated net income for the three months ended September 30, 2006 decreased by $230,000 or 26.4% to $640,000, as compared to $870,000 for the three months ended September 30, 2005. For the third quarter of 2006, basic and diluted earnings per share amounted to $0.25, as compared to basic and diluted earnings per share of $0.35 and $0.34, respectively, for the same period in 2005. For the nine months ended September 30, 2006, consolidated net income was $1,882,000, a decrease of $669,000 or 26.2% as compared to $2,551,000 for the nine months ended September 30, 2005. Basic and diluted earnings per share of $0.75 and $0.74, respectively, for the nine months ended September 30, 2006, were lower as compared to basic and diluted earnings per share of $1.01 and $1.00, respectively, for the same period in 2005.

The following items impacted results of operations for the three and nine months ended September 30, 2006 as compared to 2005:

     * On a taxable-equivalent basis, net interest income increased by $115,000, or 3.0%, and $441,000 or 3.9%,

*Loans include leases that meet the criteria for direct financing leases under SFAS No.13. Loans and lease financing receivables are, throughout the remainder of Management's Discussion and Analysis, together referred to as "loans."

        respectively. Asset growth was largely offset by higher funding costs due to higher interest rates and a greater proportion of higher-cost alternative funding sources. The effect of customer deposit shifts on the cost of funds is also outpacing the effect of earnings rate increases on interest income.
     * The provision for loan losses during the three months ended September 30, 2006 decreased in comparison to the same period last year primarily due to improved loss history on purchased loans. For the nine months ended September 30, 2006, the provision was higher than the prior year due to a $139,000 increase in net charge-offs, partially offset by the improvement in loss history on purchased loans.
     * Other operating income, including securities gains, increased by $56,000 or 2.9% and $1,893,000 or 46.6%, respectively. The increase included the results of Home Team Financial, LLC, which began operations in the third quarter of 2005.
     * Other operating expenses increased by $528,000 or 12.3% and $3,248,000 or 28.9%, respectively. The increase included the results of Home Team Financial, LLC, which began operations in the third quarter of 2005.

The above items are quantified and discussed in further detail under their respective sections below. Since Home Team Financial did not begin operations until the third quarter of 2005, inclusion of their results throughout 2006 caused significant increases in consolidated other operating income and expenses in comparison to the prior year. Accordingly, the discussion below excludes the results of Home Team Financial from the various income statement lines, in order to provide comparability between periods. Home Team Financial contributed, net of income taxes, a loss of $24,000 for the three months ended and earnings of $8,000 for the nine months ended September 30, 2006 to consolidated net income.

Net income as a percent of average stockholders' equity, also known as return on average equity ("ROE") and net income as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

                    Three Months Ended        Nine Months Ended
                        September 30,              September 30,
                    ___________________       __________________
                        2006     2005            2006      2005
                        _____    _____           ____      _____
ROE                     9.22%   13.17%           9.19%    12.69%
ROE (Realized Equity)   8.69%   13.21%           8.85%    12.80%


For Union National, accumulated other comprehensive income
(loss) is the amount of net unrealized gains (losses) on available-for-sale investment securities and cash flow hedges, net of tax. Accumulated other comprehensive income (loss) increased by $2,350,000 and $952,000 during the three months and nine months ended September 30, 2006, respectively, due to such unrealized gains during the three months ended September 30, 2006. These gains resulted primarily from the effect of a decrease in interest rates in relation to the duration of the securities in the investment portfolio.



Overall loan balances increased by $28,925,000 or 9.6% over loans outstanding at the preceding year-end, primarily resulting from an increase in commercial loans, commercial lines of credit, leases, and consumer loans, partially offset by a slight decline in residential mortgage loans.

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

Management currently expects continued growth in loans, and moderate deposit growth for the remainder of 2006, driven largely by the expansion of existing and development of new commercial business relationships and the opening of two Gold Cafe retail offices that feature innovative delivery of branch banking services in a high-end coffee house setting. The first Gold Cafe retail office opened for business in April 2006. Construction and equipping of the second Gold Cafe retail office, which will be in a leased facility, is substantially complete and is scheduled to open during the fourth quarter of 2006. The net impact to the results of operations for the fourth quarter of 2006 as compared to the costs expensed for these offices in the fourth quarter of 2005 is currently estimated to be a reduction in net income of $259,000 ($171,000 after tax). Based upon projected incremental loan generation, fee and commission income, and deposit growth resulting from the additional branches, each Gold Cafe branch is expected to begin operating at breakeven in approximately its third year of operation.

The expansion of our commercial banking business continues to be a strategic focus for Union National. Commercial loans have increased by $27,319,000 or 38.5% since December 2005. The leasing department that Union National established during 2005 to augment other commercial products and services that are currently offered has been experiencing rapid growth as well.
As of September 30, 2006, net leases outstanding totaled $7,194,000, compared to $3,721,000 as of December 31, 2005.
Management continues to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. Increased lending volume from these activities and from the new retail offices is expected to have a positive impact on net interest income and other operating income for the remainder of 2006. In addition, Union National has engaged a marketing firm to assist in implementation of a deposit acquisition program during the remainder of 2006 in order to maximize funding of asset growth with growth in core deposits.

With the inclusion of a full year of Home Team Financial's operations in 2006, as compared with only five months in 2005, increases in net interest income and other income related to mortgage origination, brokerage, title insurance, and settlement fees are expected to occur accordingly. Operating expenses of Home Team Financial will also be generally higher in 2006, due to the inclusion of a full year of activity, as well as additions to their loan origination staff and an increase in lease expense due to the relocation of Home Team Financial to expanded facilities in mid 2006.

Union National moved its corporate offices into a new leased facility at 570 Lausch Lane in Manheim Township during the first and third quarters of 2006. Union National has leased this space over an initial term of 15 years and occupies two floors of the three-story building. The remaining floor of office space is currently expected to be under contract for sublease in the first quarter of 2007. The lease transaction is classified as an operating lease and requires initial annual lease payments of $483,000 plus reimbursement of the landlord's operating costs. Offsetting these costs, including the anticipated sublease payments, are various consolidations of Union National's current facilities that have been completed during 2006. In addition, Home Team Financial has leased the office portion of the bank's branch location in Mount Joy, Pennsylvania, that became available due to the relocation of some of Union National's corporate functions to the Lausch Lane facility, thereby eliminating rent expense previously paid to third parties. The combined impact of all the changes in leases and premises to the results of operations for the remaining months of 2006 is currently estimated to be a net cost of approximately $105,000 ($69,000 after tax) as compared to the same period of 2005.

As of September 30, 2006, the consolidated capital ratio of Union National Financial Corporation, excluding the effects of other comprehensive income (loss) on stockholders' equity, was 5.58%, which was below the Corporation's policy limit of 5.75%. The expected future asset growth resulting from the implementation of Union National's strategic initiatives as described above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock or perpetual preferred stock; however, no option has been chosen as of the date of this report.

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

During the current year and the two previous calendar years, Union National has experienced growth in assets that has outpaced growth in deposits, requiring the increased use of alternative sources of funding. In addition, there has been a gradual shift in the bank's funding sources towards relatively higher-cost financing sources including borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), brokered CDs, and issuance of junior subordinated debentures. Management utilized outstanding long-term FHLB advances of $125,478,000 as of September 30, 2006, as compared to total FHLB borrowings of $118,815,000 (consisting of short-term advances of $10,000,000, long-term advances of $105,815,000, and $3,000,000 outstanding under a $15,000,000 line of credit) as of December 31, 2005. Long-term advances totaled $100,870,000 as of September 30, 2005. The long-term advances have maturities that range from October 2006 to December 2013. The average interest rate on total FHLB borrowings increased to 4.94% at September 30, 2006 as compared to 4.31% at December 31, 2005 and 4.17% at September 30, 2005. Union National has also obtained funding through the use of brokered CDs, which were obtained through various sources where Union National bids for these funds. As of September 30, 2006 and December 31, 2005, Union National had $26,964,000 and $26,123,000, respectively, in brokered CDs outstanding, compared to $28,449,000 as of September 30, 2005. The average interest rate on total brokered CDs was 4.93% at September 30, 2006 as compared to 4.32% at December 31, 2005 and 4.24% at September 30, 2005.

On July 28, 2006, the bank issued $6,000,000 of subordinated debentures due September 15, 2021, with a 5-year initial fixed rate of 7.17% in order to fund growth and to raise the bank's risk-based capital ratio above the 10% well-capitalized level. During 2004 and 2003, Union National obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate ("LIBOR") plus 2.85%. The coupon rate was 8.34% at September 30, 2006 and 7.09% at December 31, 2005.

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

In comparing the three months ended and the nine months ended September 30, 2006 to the same periods of 2005, the net effect of volume growth in average earning assets and interest-bearing liabilities on net interest income was an increase of $413,000 and $1,201,000, respectively. Growth in average earning assets was funded primarily by increased deposit balances and additional borrowings. Average earning assets increased by 16.5% and 14.8% for the three months and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005.

The overall interest rate on average total earning assets for the three months and nine months ended September 30, 2006 was 7.00% and 6.83%, respectively, as compared to 6.34% and 6.19%, respectively, for the same periods of last year. The overall interest rate on average interest-bearing liabilities was 3.98% and 3.64%, respectively, for the three months and nine months ended September 30, 2006, compared to 2.80% and 2.57%, respectively, for the three months and nine months ended September 30, 2005. The net effect of these interest rate changes on net interest income was a decrease of $298,000 for the three months ended September 30, 2006, and a decrease of $760,000 for the nine months ended September 30, 2006, compared to the same periods of 2005. The net interest margin percentage for the three months and nine months ended September 30, 2006 was 3.35% and 3.51%, respectively, as compared to 3.79% and 3.87% for the same periods of 2005. Contributing to the narrowing net interest margin percentage is the current inversion of the treasury yield curve, which resulted in a transition of commercial and consumer loans from floating or variable interest rates to fixed interest rates. The net effect of the above volume growth and interest rate changes on net interest income on a taxable-equivalent-yield basis for the third quarter of 2006 was an increase of $115,000 as compared to the same period of 2005; for the nine months ended September 30, 2006, the net effect was an increase of $441,000 as compared to the prior year.

For the remainder of 2006, it is currently anticipated that Union National's net interest margin percentage will remain below prior year levels due to the flat and inverted treasury yield curve, combined with the effects of changes in the mix of customer deposits and alternative funding sources described above. However, income from higher earning rates on asset balances in comparison to the prior year, together with current year expected growth in earning assets, should more than offset the constriction in net interest margin, resulting in net interest income for the remainder of 2006 that reflects a moderate increase over the net interest income earned during the same period of 2005. Union National's net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $104,000 and $441,000, respectively, for the three months and nine months ended September 30, 2006, as compared to $135,000 and $403,000, respectively, for the three months and nine months ended September 30, 2005. For the three months and nine month ended September 30, 2006, Union National had net charge-offs of $7,000 and $202,000, respectively, compared to net charge-offs of $68,000 and $63,000, respectively, for the three months and nine months ended September 30, 2005. The higher provision for loan losses for the nine months ended September 30, 2006 can be primarily attributed to an increase in net charge-offs and higher growth in outstanding loan balances in 2006 compared to 2005, partially offset by improved charge-off history on purchased loans. Future adjustments to the allowance, and consequently the provision for loan losses, may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making management's evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion on Credit Risk and Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other Operating Income (including investment securities gains) increased by $56,000 or 2.9% for the third quarter of 2006 as compared to the same period of 2005. For the nine months ended September 30, 2006, the increase was $1,893,000 or 46.6%. The change in consolidated Other Operating Income resulting from Home Team Financial was an increase of $42,000 for the third quarter and $1,799,000 for the nine months ended September 30, 2006, primarily from mortgage banking/brokerage activities. The increase in other operating income not attributable to Home Team Financial for the three-month and nine-month periods was primarily a result of increases (decreases) in the following items:

                                      Three Months Ended
(Dollars in thousands)           September 30, 2006 vs. 2005
                                 ____________________________
Overdraft fees                                $      32
Other service charges on deposit accounts           (14)
Debit card interchange income                        21
Alternative investment sales commissions            (34)
ATM cash service fees                                24
Mortgage banking activities of the bank             (29)
Settlement commission income                         (8)
Other, net                                           22
                                                __________
Total increase in other operating income
     not attributable to Home Team Financial $       14
                                                ==========
                                       Nine Months Ended
 (Dollars in thousands)           September 30, 2006 vs. 2005
                                  ___________________________
Overdraft fees                                $      89
Other service charges on deposit accounts           (36)
Debit card interchange income                        70
Alternative investment sales commissions            (44)
ATM cash service fees                               128
Mortgage banking activities of the bank             (99)
Settlement commission income                        (32)
Other, net                                           18
                                                ___________
Total increase in other operating income
     not attributable to Home Team Financial $       94
                                                ===========

Overdraft fees have increased as a result of the bank's "Overdraft Privilege" product, which permits customers to overdraw their accounts subject to certain limits. Other service charges on deposit accounts decreased primarily as a result of the introduction of the bank's "Three for Free" promotion, whereby a customer may select from any one of three types of accounts which are not subject to service charges. The increase in debit card interchange income reflects the bank's sales focus promoting debit card usage. Alternative investment sales commissions decreased due to lower mutual fund and annuity sales in 2006. The ATM cash service fees relate to an arrangement with a local ATM company where Union National provides cash for its ATM machines. These service fees fluctuate with interest rates and the cash balances on hand at the ATM company. Mortgage banking activities and settlement commission income have been largely supplanted by the activities of Home Team Financial and its title insurance subsidiary, TA of Lancaster, LLC. There were also smaller increases in various other income categories that were not individually significant.

Other Operating Expenses

Other Operating Expenses increased by $528,000 or 12.3% for the third quarter of 2006 as compared to the same period of 2005. For the nine months ended September 30, 2006, the increase was $3,248,000 or 28.9% as compared to the first nine months of 2005. The change in consolidated Other Operating Expenses resulting from Home Team Financial was an increase of $87,000 for the third quarter and $1,557,000 for the nine months ended September 30, 2006, primarily from mortgage banking/brokerage activities. The increase in other operating expenses not attributable to Home Team Financial for the three-month and nine-month periods was primarily a result of increases (decreases) in the following items:


                                         Three Months Ended
(Dollars in thousands)            September 30, 2006 vs. 2005
                                  ___________________________
Salaries and wages                            $    89
Employee benefit costs                            (19)
Net occupancy expense                             132
Furniture and equipment expense                    48
Advertising and marketing expenses                 (1)
ATM processing expenses                            19
Losses and costs related to repossessed assets     39
Other, net                                        134
                                               _________
Total increase in other operating expenses
     not attributable to Home Team Financial  $   441
                                               =========
                                         Nine Months Ended
(Dollars in thousands)            September 30, 2006 vs. 2005
                                  ___________________________
Salaries and wages                            $   612
Employee benefit costs                            103
Net occupancy expense                             344
Furniture and equipment expense                    73
Advertising and marketing expenses                145
ATM processing expenses                            44
Losses and costs related to repossessed assets     48
Other, net                                        322
                                              _________
Total increase in other operating expenses
     not attributable to Home Team Financial  $ 1,691
                                              =========

The increase in salaries and wages resulted from Gold Cafe staff additions, annual salary increases, additional commercial and business banking staff positions and other staff additions, and staff promotion bonuses paid in the first quarter of 2006. Employee benefit cost increases commensurate with the higher salaries and wages described above, as well as higher health insurance costs, were partially offset by a decrease in accrued profit sharing expense based upon 2006 results. Net occupancy expense increased primarily due to occupancy of the Lausch Lane office facility, the Gold Cafe building, and the addition to the administrative services center ("ASC") in Mount Joy, PA, partially offset by termination of an office lease enabled by the move of employees into the Lausch Lane office. Furniture and equipment expense increased primarily due to depreciation of the furniture and equipment at Lausch Lane, the Gold Cafe, and the ASC addition. Advertising and marketing costs incurred during the second quarter of 2006 related to the opening of the Gold Cafe branch location and promotion of the Gold Cafe brand did not recur in the third quarter. Also, the bank engaged a marketing firm to assist in implementation of a deposit acquisition program beginning in the second quarter. ATM processing services increased due to higher usage of ATMs by bank customers. The bank incurred carrying expenses and losses on the sale of repossessed assets during the third quarter, primarily residential real estate. There were also numerous smaller increases in various other expense categories that were not individually significant.

Income Taxes

Union National recognized an income tax expense of $46,000 for the third quarter of 2006, as compared to $179,000 for the same period of last year. For the nine months ended September 30, 2006, income tax expense was $84,000 as compared to $536,000 last year. Union National's effective tax rates were as follows:


                          Three Months Ended  Nine Months Ended
                          __________________  _________________
September 30, 2006                 6.7%               4.3%
September 30, 2005                17.1%              17.4%


The effective tax rate for Union National is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The decrease in the 2006 effective tax rate resulted primarily from a higher percentage of pre-tax income derived from interest on tax-exempt investment securities and loans. As of September 30, 2006, Union National had a net deferred tax asset of $1,004,000. The realization of deferred tax assets is dependent on future earnings of Union National. Management currently anticipates future earnings will be adequate to utilize deferred tax assets.

Financial Condition
____________________
Loan Quality and Credit Risk

Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms. For certain commercial loans, management has determined that it is probable that all interest and principal payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by current accounting principles generally accepted in the United States of America ("GAAP"). At September 30, 2006, the recorded investment in loans that are considered to be impaired under GAAP was $6,282,000 as compared to $3,270,000 at December 31, 2005. The increase is the result of the identification of impaired commercial loans to four additional borrowers, most of which are well-secured with real estate and all but one of which is current with respect to principal and interest payments. The one that was not current as of September 30, 2006 is expected to be current before the end of 2006. The increase was partially offset by charge-offs and payments made by the borrowers on certain commercial loans that were identified as impaired loans at December 31, 2005.

The measure of impairment is primarily based on the fair value of collateral securing these loans, which is primarily real estate and equipment. The related allowance for loan losses on the above total of impaired commercial loans amounted to $141,000 at September 30, 2006, and $251,000 at December 31,
2005. Management currently believes that probable losses on these loans have already been provided for in the allowance for loan losses. As of September 30, 2006, impaired loans with balances of $1,520,000 were included with total nonperforming loans detailed below, and at December 31, 2005 impaired loans with balances of $745,000 were nonperforming. Nonperforming loans below include consumer and residential mortgage loans which are evaluated collectively for impairment and other commercial loans that are not considered impaired. Under Union National's current internal risk rating system, there were no loans with a rating of "substandard" that were not nonperforming or impaired at September 30, 2006 or December 31, 2005. Management considers impaired and substandard loans to be potential problem loans and currently expects that an additional amount of these loans may be classified as nonperforming during the remainder of 2006. Management has increased its monitoring of these borrowers' financial strength.

At September 30, 2006, total nonperforming loans amounted to $2,331,000, or 0.7% of net loans, as compared to a level of $2,112,000, or 0.7%, at December 31, 2005. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31 for the previous five-year period was an average of 0.8%. In addition, the bank held $219,000 of foreclosed real estate and $134,000 of foreclosed purchased loans as of September 30, 2006.


Schedule of Nonperforming Assets:

                                   September 30,   December 31,
(Dollars in thousands)                  2006             2005

                                      ________       _________
Nonaccruing Loans                    $ 2,156          $ 1,814
Accruing Loans - 90 days or more
  past due                               175              298
Restructured Accruing Loans               -                -
                                      _________      ________
     Total Nonperforming Loans         2,331            2,112
Foreclosed Real Estate                   219              -
Foreclosed Purchased Loans               134              -
     Total Nonperforming
                                      _________      ________
         Assets                      $ 2,684          $ 2,112
                                      =========      ========
Nonperforming Loans
   as a % of Net Loans                   0.7 %            0.7 %
                                      =========      ========
Allowance for Loan Losses
   as a % of Nonperforming Loan          125 %           127 %
                                      =========      ========

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

Management believes, based on information currently available, that the current allowance for loan losses of $2,914,000 is adequate to meet potential loan losses. In addition, management expects loan charge-offs, net of recoveries for the remainder of 2006 to be less than the level of net loan charge-offs for the same period of 2005.

Analysis of Allowance for Loan Losses:
                                         Three Months Ended
                                            September 30,
(Dollars in thousands)                _________________________
                                         2006           2005
                                      __________      _________
Average Total Loans Outstanding
 (Net of Unearned Income)           $   326,227    $   286,081
                                       ==========      =========
Allowance for Loan Losses,
 Beginning of Period                $     2,817    $     2,561
Loans Charged Off During Period              10             75
Recoveries of Loans Previously
   Charged Off                                3              7
                                      __________      _________
Net Loans Charged Off                         7             68
Addition to Provision for Loan Losses
   Charged to Operations                    104            135
                                      __________      _________
Allowance for Loan Losses,
   End of Period                    $     2,914    $     2,628
                                      ==========      =========

Ratio of Net Loans Charged Off to
   Average Loans Outstanding
   (Annualized)                            0.01%         0.10%
                                      ==========      =========

Ratio of Allowance for Loan Losses to
  Net Loans at End of Period

                                         Nine Months Ended
                                           September 30,
(Dollars in thousands)                _________________________
                                         2006           2005
                                      __________      _________
Average Total Loans Outstanding
 (Net of Unearned Income)           $   312,205    $   274,961
                                      ==========      =========
Allowance for Loan Losses,
 Beginning of Period                $     2,675    $     2,288
Loans Charged Off During Period             255             92
Recoveries of Loans Previously
   Charged Off                               53             29
                                      __________      _________
Net Loans Charged Off                       202             63
Addition to Provision for Loan Losses
   Charged to Operations                    441            403
                                      __________      _________
Allowance for Loan Losses,
   End of Period                    $     2,914    $     2,628
                                      ==========      =========
Ratio of Net Loans Charged Off to
   Average Loans Outstanding
   (Annualized)                            0.09%         0.03%
                                      ==========      =========
Ratio of Allowance for Loan Losses to
  Net Loans at End of Period               0.89%         0.91 %
                                      ==========      =========

Investment Securities

In addition to the credit risk present in the loan portfolio, Union National also has credit risk associated with its investment security holdings. Based on recent national economic trends and other factors, Union National has increased its monitoring of its corporate debt securities and changes in their credit ratings as published by national statistical rating organizations. As of September 30, 2006, Union National had a total of 78 debt securities of various types that had aggregated unrealized losses of $1,504,000 that amounted to 1.94% of the amortized cost basis of these securities. Except for losses on corporate securities pertaining to major corporations in the auto industry, management believes that the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. With respect to major auto industry corporate debt securities, amortized cost totals $2,031,000 and fair value totals $1,963,000 on four securities with unrealized losses amounting to $68,000. These losses primarily represent a decline in credit strength of the corporations; however, based upon management's analysis, management believes that these corporations have the ability to service the debt for the foreseeable future and that all amounts will be collected at maturity. Based on management's assessment of the total investment portfolio at September 30, 2006, Union National did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have been provided for in other comprehensive income (loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

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

Management believes that its core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and measured on a quarterly basis. Liquidity generally remains stable and exceeds Union National's minimum defined levels. There are no known trends, except the anticipated loan and deposit growth and expansion plans previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. The expected future asset growth resulting from the implementation of Union National's strategic initiatives as described above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock or perpetual preferred stock; however, no option has been chosen as of the date of this report.

Membership in the FHLB provides the bank with additional liquidity alternatives such as short- or long-term funding on fixed- or variable-rate terms. As of September 30, 2006, the bank had outstanding long-term FHLB advances totaling $125,478,000 from its available credit of $171,814,000 at the FHLB. This compares to total FHLB borrowings of $118,815,000 (consisting of short-term advances of $10,000,000, long-term advances of $105,815,000, and $3,000,000 outstanding under a $15,000,000 line of credit) as of December 31, 2005; and long-term advances of $100,870,000 as of September 30, 2005.
The long-term advances have maturities that range from October 2006 to December 2013. As of September 30, 2006, advances of $24,289,000 are due in the next twelve months and advances of $30,000,000 are currently convertible by the FHLB on a quarterly basis, depending on current interest rate levels. The FHLB's convertible fixed-rate advances allow the FHLB the periodic option to convert to a LIBOR adjustable-rate advance. Upon the FHLB's conversion, the bank has the option to repay the respective advances in full. See section on Market Risk - Interest Rate Risk for further analysis of these advances.

Union National also obtains funding through the use of brokered CDs, which are obtained through various sources where Union National bids for these funds. As of September 30, 2006 and December 31, 2005, Union National had $26,964,000 and $26,123,000, respectively, in brokered CDs outstanding. Union National's policy limit for FHLB advances and certain brokered CDs is 40% of total assets. As of September 30, 2006 and December 31, 2005, the ratio of aggregated FHLB advances and brokered CDs to total assets was 29.8% and 30.7%, respectively.

Off-Balance Sheet Commitments

Union National is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $145,960,000 at September 30, 2006 as compared to $136,459,000 at December 31, 2005. Total standby letters of credit amounted to $9,943,000 at September 30, 2006 as compared to $4,950,000 at December 31, 2005. In addition, Union National, in the conduct of business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. There has been no material change in such contracts since December 31, 2005.

Stockholders' Equity

Union National and the bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities. As discussed above under "Results of Operations", 2006 initiatives that have impacted capital resources of Union National include two new retail office locations and the new corporate office center. Since the second Gold Cafe is a leased facility, the capital requirements for the remainder of 2006 are expected to be limited to the investment in furniture and equipment, which are substantially complete, and the lease payments, additional staff, and operating costs associated with the office. The expected future asset growth resulting from the implementation of Union

National's strategic initiatives as described in the "Outlook" section above may require additional capital resources in 2006 or future years. Union National is analyzing various capital-enhancing options including but not limited to issuance of common stock or perpetual preferred stock; however, no option has been chosen as of the date of this report.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2006, that Union National and the bank meet all capital adequacy requirements to which they are subject.
Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of:

Union National Financial Corporation
                       September 30, 2006   December 31, 2005
(Dollars in thousands)     Amount       %      Amount       %
                       ___________________  ___________________
Leverage Ratio:
  Tier I Capital to
  Average Total Assets  $ 37,943    7.54%   $ 36,457    8.09%
    Minimum Required
   for Capital Adequacy
   Purposes               20,138    4.00      18,021    4.00
Risk-based Capital Ratios:
    Tier I Capital Ratio -
      Actual              37,943    8.96      36,457    9.70
    Minimum Required for
    Capital Adequacy
    Purposes              16,943    4.00      15,032    4.00
    Total Capital Ratio -
     Actual               48,416   11.43      41,289   10.99
    Minimum Required for
    Capital Adequacy
    Purposes              33,885    8.00      30,064    8.00

Union National Community Bank
Leverage Ratio:
  Tier I Capital to
  Average Total Assets $  38,009    7.57%  $  36,398   8.10%
   Minimum Required for
   Capital Adequacy
   Purposes               20,072    4.00      17,965   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     25,090    5.00      22,456   5.00
Risk-based Capital Ratios:
    Tier I Capital Ratio -
    Actual                38,009    8.99      36,398   9.71
    Minimum Required for
    Capital Adequacy
    Purposes              16,909    4.00      14,992   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     25,363    6.00      22,488   6.00

    Total Capital Ratio -
    Actual                46,923   11.10      39,073  10.43
    Minimum Required for
    Capital Adequacy
    Purposes              33,817    8.00      29,984   8.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     42,272   10.00      37,480  10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At September 30, 2006, this limitation amounted to approximately $4,692,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier I regulatory capital of Union National Financial Corporation detailed above is $9,520,000 of junior subordinated debentures issued through Union National Capital Trust I and Union National Capital Trust II (together, "the Capital Trusts"), wholly-owned subsidiaries of Union National. The balance of the junior subordinated debentures issued through the Capital Trusts, $1,480,000, is included in Tier II regulatory capital of Union National Financial Corporation above. Additionally, included in Tier II regulatory capital of the bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the bank. These securities would become callable if the Federal Reserve makes a determination that junior subordinated debt can no longer be considered in regulatory capital.

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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National's Board of Directors. Union National manages interest rate risk by changing the mix or repricing characteristics of its investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products, as well as the use of derivatives in a collar transaction and an interest rate cap to mitigate the impact of changing rates. Union National retains an outside consulting group to assist in monitoring its interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the bank's net interest income over the next twelve months to decline less than three percent as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would cause the bank's net interest income over the next twelve months to decline less than one percent. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

Union National is managing its interest rate risk position in 2006 by the following:

     * managing and expanding the bank's use of adjustable- and floating-rate loans and fixed-rate loans for new or refinanced commercial, agricultural and consumer loans;
     * use of derivatives including a collar transaction and an interest rate cap arrangement to mitigate the impact of fluctuations in rates;
     * repositioning of its investment security portfolio into certain types of mortgage-backed and asset-backed securities to better prepare for any future increase in interest rates;
     * managing and expanding the bank's core deposit base including deposits obtained in the bank's commercial cash management programs and premium money market accounts; and
     * adding to or restructuring of fixed-rate and floating-rate advances from the FHLB or brokered CDs.

The above strategies and actions impact interest rate risk and are all included in Union National's quarterly simulation models in order to determine future asset and liability management strategies. See the related discussions in the section on Net Interest Income/Funding Sources.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
________________________________________________
Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2006, Union National's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
_____________________________
During the nine months ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

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

Item 1A.  Risk Factors

During the nine months ended September 30, 2006 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds

                ISSUER PURCHASES OF EQUITY SECURITIES
                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
________________________________________________________________
July 1, 2006 to
July 31, 2006            1           $20.25            1

August 1, 2006 to
August 31, 2006         122          $19.75          122

September 1, 2006 to
September 30, 2006       -           $ 0.00           -
                    ________                       _______
Total                   123          $19.75          123

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

                                         (d)
                                    Maximum Number
                                    of Shares that
                                      May Yet Be
                                      Purchased
                                      Under the
                                       Plans or
     Period                            Programs*
________________________________________________________________

July 1, 2006 to
July 31, 2006                          53,467

August 1, 2006 to
August 31, 2006                        53,345

September 1, 2006 to
September 30, 2006                     53,345

Total

*On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.


Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

           None.

Item 6.  Exhibits:

         a) Exhibits

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

                            Union National Financial Corporation
                                        (Registrant)


                                     By  /s/ Mark D. Gainer
                                        _____________________
                                         Mark D. Gainer

                                        Chairman/President/Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)

                                        Date: November 13, 2006


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

                                        Date: November 13, 2006

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


                                 By    /s/ Mark D. Gainer
                                     ___________________________
                                       Chairman/President/CEO

                                       Date: November 13, 2006

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

                                     Date: November 13, 2006

                           EXHIBIT 32

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                    PRINCIPAL FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350
                     AS ADDED BY SECTION 906 OF THE
                      SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Clement M. Hoober, Treasurer/CFO, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of Section
     13(a) or 15(d) of the Securities Exchange Act of 1934.


2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.




                                By  /s/ Mark D. Gainer
                                    ___________________
                                    Chairman/President/CEO

                                    Date: November 13, 2006



                                By  /s/ Clement M. Hoober
                                    _____________________
                                    Treasurer/CFO

                                    Date: November 13, 2006