Form 10-K
period 2006-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2007-03-28
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number  0-19214

UNION NATIONAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2415179
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

570 Lausch Lane
Lancaster, Pennsylvania	17601
(Address of Principal Executive Offices)	(Zip Code)

(717) 653-1441
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.25 Par Value
                                                                                                                  (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $48,113,008 as of June 30, 2006. As of March 9, 2007 the Registrant had approximately 2,527,070 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts from Union National Financial Corporation’s 2006 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV, hereof. Union National Financial Corporation's Proxy Statement for its 2007 Annual Meeting is incorporated by reference in response to Parts II and III, hereof.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-K

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I

Union National Financial Corporation’s management has made forward-looking statements in this document, and in documents that it incorporates by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Union National Financial Corporation, Union National Community Bank or the combined company. When management uses words such as "believes," "expects," "anticipates" or similar expressions, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that management incorporates by reference, could affect the future financial results of Union National Financial Corporation, Union National Community Bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

•	operating, legal and regulatory risks;

•	economic, political, and competitive forces;

•	rapidly changing technology; and

•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Critical Accounting Policies

Disclosure of the corporation's significant accounting policies is included in
Note 1 to the consolidated financial statements on pages 8 through 12 and in Management’s Discussion and Analysis on page 31 of the 2006 Annual Report to Stockholders (Exhibit 13). The corporation’s accounting policies have been approved by the Audit Committee.

ITEM 1.	BUSINESS.

Union National Financial Corporation (“UNFC”), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. UNFC was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. UNFC commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. UNFC's business consists primarily of managing and supervising Union National Community Bank (“the bank”), and its principal source of income is dividends paid by the bank. UNFC has three wholly-owned subsidiaries: the bank; Union National Capital Trust I; and, Union National Capital Trust II. UNFC’s two trust subsidiaries were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities. The bank has a wholly owned subsidiary, Union National Insurance Agency, Inc. formed on May 21, 2001. The bank formed a new mortgage company, Home Team Financial, LLC (“Home Team”) that began operations in July 2005. The members of Home Team are the bank, with a 98% ownership interest, and John Neihart and Kevin Glackin who have an aggregate 2% ownership interest in the new company. Mr. Neihart and Mr. Glackin previously owned and operated Home Team Mortgage, Inc., a mortgage company located in Landisville, PA, and they initially will receive a greater proportion than the bank of the net profit of the new company. In addition, in accordance with various agreements, UNFC will begin to buy Mr. Neihart’s and Mr. Glackin’s interests in the company in 2011 and will complete this purchase over a total five-year period of time. Mr. Neihart’s and Mr. Glackin’s ownership interests and net profit distributions will be gradually reduced over the buyout period. Home Team acquired certain assets of Home Team Mortgage, Inc. and the employees of Home Team Mortgage, Inc. became employees of Home Team Financial, LLC. Mr. Neihart serves as President of Home Team and Mr. Glackin serves as Executive Vice President of the entity and together they have the authority to manage the day-to-day operations of the company. Home Team also offers title insurance and settlement services through its subsidiary, TA of Lancaster, LLC.

Union National Community Bank was organized in 1865 under a national bank charter. The bank is a national banking association, a member of the Federal Reserve System and is regulated by the Office of the Comptroller of the Currency. The deposits of the bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area. The bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans. The bank also has a full-service trust department located at its corporate office center. Through a third party provider affiliation, the bank offers certain non-depository products to its customers to include annuities and brokerage services.

The bank has nine branch locations within Lancaster County, Pennsylvania, including seven traditional branch locations and two innovative retail offices featuring our new Gold Café brand and concept. Functioning as both a retail banking office and an upscale coffee house, the objective of Gold Café is to deliver a remarkably different banking experience to the customer. The physical environment of Gold Café connects to metropolitan culture through its layout, design and use of technology. The artwork, color palettes and architectural and design elements combined with Wi-Fi access, convenient hours 7-days a week and plasma screens that broadcast everything from major news networks to music videos, create a space reminiscent of something found in a major city. The experience is delivered via another novel concept: the "financial barista." These specially trained team members serve as dual employees of the bank and the coffee operation, and are experts on bank products, customer experience and the preparation of espresso and espresso based beverages.

UNFC’s executive offices are located in its corporate office center at 570 Lausch Lane, Lancaster, Pennsylvania 17601. Its telephone number is (717) 653-1441.

The bank experiences substantial competition in attracting and retaining deposits and in lending funds. Financial institutions compete for deposits by offering attractive rates and convenient office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

For additional information concerning UNFC’s business activities, see Part II, Item 7 of this Annual Report on Form 10-K.

Supervision and Regulation - UNFC

UNFC operates in a heavily regulated environment. Changes in laws and regulations affecting UNFC and its subsidiary, Union National Community Bank, may have an impact on operations. See “Supervision and Regulation—Union National Financial Corporation” and “Supervision and Regulation—Union National Community Bank” below and pages 24 and 48 of the 2006 Annual Report to Stockholders.

Without the prior approval of the Federal Reserve, the Bank Holding Company Act prohibits UNFC from:

•	acquiring direct or indirect control of more than 5% of the voting stock of any bank; or

•	acquiring substantially all of the assets of any bank; or

•	merging with another bank holding company.

The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

The Bank Holding Company Act restricts UNFC from engaging in activities other than those that the Federal Reserve has found:

•	to be closely related to banking; and

•	which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

To this end, the Bank Holding Company Act prohibits UNFC from:

•	engaging in most non-banking businesses; or

•	acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business; unless

•	the Federal Reserve has determined that the non-banking business is closely related to banking.

Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a non-banking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Other than making equity investments in low to moderate income housing limited partnerships, UNFC does not at this time engage in any other permissible activities, nor does UNFC have any current plans to engage in any other permissible activities in the foreseeable future.

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

Legislation and Regulatory Changes. From time to time, Congress or the Pennsylvania legislature enacts legislation which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Management cannot predict the likelihood of any major changes or the impact such changes might have on UNFC and its subsidiary. The following paragraphs discuss legislative or regulatory changes of potential significance to UNFC which Congress has recently enacted and others which Congress or various regulatory or professional agencies currently are discussing.

The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of UNFC's consolidated assets, management does not believe that the risk-based capital rules have a material effect on UNFC's business and capital plans. The bank has capital ratios exceeding the regulatory requirements. See page 24 of UNFC's 2006 Annual Report to Stockholders for information concerning the corporation’s and the bank’s capital ratios, which are included in Exhibit 13 and incorporated herein by reference.

Pending Legislation. Management cannot anticipate what changes Congress may enact or, if enacted, their impact on UNFC’s financial position and reported results of operations. As a consequence of the extensive regulation of commercial banking activities in the United States, UNFC’s and the bank’s businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 24 and 48 of UNFC's 2006 Annual Report to Stockholders, which is included in Exhibit 13 and incorporated herein by reference.

Effects of Inflation. Inflation has some impact on UNFC’s and the bank’s operating costs. Unlike many industrial companies, however, substantially all of the bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on UNFC’s and the bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Monetary Policy. Domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies affect the earnings of UNFC and the bank. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. The Federal Reserve uses these instruments in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

Union National Community Bank is a member of the Federal Reserve System. The policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the bank's operations in the future. The effect of Federal Reserve Board policies and regulations upon the future business and earnings of UNFC and the bank cannot be predicted.

Environmental Laws. Neither UNFC nor the bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the bank. UNFC is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the bank.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes additional obligations on financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the bank. Currently, neither UNFC nor the bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is UNFC or the bank aware of any circumstances that may give rise to liability under any such statute.

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

The primary supervisory authority of the bank is the Office of the Comptroller of the Currency, which regulates and examines the bank. The Comptroller of the Currency has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

As a subsidiary of a bank holding company, the bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the parent bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship. The Union National Insurance Agency, Inc. provides insurance-related products to the bank’s customers. The agency is subject to supervision and regulation by the Insurance Department of the Commonwealth of Pennsylvania, the Office of the Comptroller of Currency and other regulatory agencies.

Other. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the bank’s business. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the bank’s business. As a consequence of the extensive regulation of commercial banking activities in the United States, the bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Statistical Data. The information required by this Item is incorporated by reference from pages 30 through 48 of UNFC’s 2006 Annual Report to Stockholders.

Employees. As of March 9, 2007, the bank, including Home Team, had 185 full-time employees and 25 part-time employees. None of these employees is represented by a collective bargaining agent, and UNFC believes it enjoys good relations with its personnel. The corporation’s website address is www.uncb.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting Clement M. Hoober, Executive VP, Chief Financial Officer at P.O. Box 567, 101 E. Main Street, Mount Joy, PA 17552-567. (The information found on the corporation’s website does not constitute a part of this or any other report.)

ITEM 1A.	RISK FACTORS.

An investment in UNFC’s common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We are Subject to Interest Rate Risk, and Variations in Interest Rates May Negatively Affect our Financial Performance.

Changes in the interest rate environment may reduce profits. Our primary source of income is the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Although we believe we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume and overall profitability.

We are Subject to Lending Risk

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the Commonwealth of Pennsylvania and the United States. As noted above, increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties.

As of December 31, 2006, approximately 59% of our loan portfolio consisted of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our Allowance for Loan and Lease Losses May Be Insufficient

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of their loans may be insufficient to assure repayment. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for losses charged to expense that represents our best estimate of probable losses that have been incurred within the existing portfolio of loans and leases (“loans”). The allowance, in our judgment, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects our continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than ours. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

We are Subject to Extensive Government Regulation and Supervision

 We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, we are subject to changes in federal and state tax laws, accounting principles, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Compliance with the various statutes and other regulations increases our expense, requires management's attention, and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

We May Not be Able to Successfully Manage Growth

During the last five years, we have experienced significant growth. Continued growth and expansion is a key aspect of our business strategy. Our ability to continue to grow depends, in part, upon our ability to:

•	Expand our core deposit base;

•	Open new branch offices;

•	Attract deposits to those locations;

•	Identify attractive loan and investment opportunities; and

•	Obtain capital necessary for growth on terms that are favorable.

We may not be able to successfully implement our growth strategy if attractive locations and opportunities to expand in the future cannot be identified. The ability to manage growth successfully will also depend upon whether it is possible to maintain capital levels adequate to support growth, maintain cost controls and asset quality, and introduce new products and services. We anticipate that some growth will be supported through the generation of additional deposits at new branch locations; however, it may be necessary to raise additional capital through other means. Our ability to raise capital through the sale of securities will depend primarily upon our financial condition and the condition of financial markets at the time, and it may not be possible to obtain additional capital in the amounts or on terms satisfactory to us. Future growth may be constrained if we are unable to raise additional capital as needed.

As we continue to expand by opening new branches, we expect to incur increased personnel, occupancy, and other operating expenses. These higher expenses must be absorbed while new deposits are beginning to be generated, and there is also a time lag in deploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to grow aggressively could depress earnings in the short run, even if the growth strategy is well executed.

We are Subject to Environmental Liability Risk Associated With Lending Activities

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our Profitability Depends Significantly on Economic Conditions in the Commonwealth of Pennsylvania

Our success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Lancaster County, PA. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate In a Highly Competitive Industry and Market Area

We compete for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than we do, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	The ability to expand our market position;

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	The rate at which we introduce new products and services relative to our competitors;

•	Customer satisfaction with our level of service; and

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability. This could, in turn, have a material adverse effect on our financial condition and results of operations.

Our Controls and Procedures May Fail or Be Circumvented

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

New Lines of Business or New Products and Services May Subject Us to Additional Risk

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

We Rely On Dividends from Our Subsidiaries for Most of Our Revenue

Union National Financial Corporation (“UNFC”) is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary, Union National Community Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from the bank could have a material adverse effect on our business, financial condition, and results of operations.

We May Not be Able to Attract and Retain Skilled People

We are a customer-focused and relationship-driven organization. Our success depends, in large part, on our ability to attract and retain key people. We currently have employment agreements with several of our senior officers; however, the existence of such agreements does not necessarily assure that we will be able to continue to retain their services. We also maintain bank-owned life insurance that would help cover some of the economic impact of a loss caused by death. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Competition for the best people in most activities we engage in can be intense, and we may not be able to hire people or to retain them.

Our Information Systems May Experience an Interruption or Breach in Security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Continually Encounter Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly, without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers may make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact Our Business

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Changes in government regulations; or

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

 General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The Trading Volume in Our Common Stock is Less Than That of Some Other Financial Services Companies

Our common stock is traded on the OTC Bulletin Board and the trading volume is less than that of some other financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of the common stock or the expectation of these sales could cause our stock price to fall.

Our Articles of Incorporation, By-Laws and Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of our articles of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Union National, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The bank owns six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Below is a table containing the location and date of acquisition of the bank’s properties. In addition, the bank leases office space for three branch offices and a professional office center (executive offices). The bank's executive offices are located at 570 Lausch Lane, Lancaster, Pennsylvania.

PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired

Mount Joy Branch Office 101 East Main Street Mount Joy, PA 17552	Branch Bank, cut limestone and brick. 1995 addition is concrete over steel construction. Containing approximately 22,251 sq. ft. of space.	1911

Mount Joy Office Annex 115 East Main Street Mount Joy, PA 17552	Wood frame construction with aluminum siding. Containing approximately 1,632 sq. ft. of space.	September, 1992

MotorBank Branch Office 21 North Barbara Street Mount Joy, PA 17552	Drive-up Bank Branch Brick on frame. Containing approximately 445 sq. ft. of space.	November 1972

Maytown Branch Office 100 West High Street Maytown, PA 17550	Branch Bank, brick veneer, shingled roof with wood trusses. Containing approximately 4,960 sq. ft. of space.	April 1972

Hempfield Branch Office 190 Stony Battery Road Salunga, PA 17538	Branch Bank Brick with wood shingle roof. Containing approximately 4,619 sq. ft. of space.	June 1979

Administration Services Center Bank Administration Building 25 North Barbara Street Mount Joy, PA 17552	Brick on concrete block with wood and steel frame. Containing approximately 12,798 sq. ft. of space.	December 1984

Elizabethtown Branch Office 1275 South Market Street Elizabethtown, PA 17022	Branch Bank Brick veneer, shingled roof with wood trusses. Containing approximately 6,808 sq. ft. of space.	January 1988

Elizabethtown MotorBank Office	Drive-up Bank Brick on Frame Containing approximately 574 sq. ft. of space.	September 2001

HACC Gold Café 1625 Old Philadelphia Pike Lancaster, PA 17602	Branch Bank One story masonry and brick building with metal trusses, containing approximately 3,486 sq. ft. of space.	February 2005

Columbia Branch Office 921 Lancaster Avenue Columbia, PA 17512	Branch Bank One story brick building containing approximately 2,257 sq. ft. of space.	October 1992

PROPERTY LEASED BY THE BANK

Office and Address	Description of Property	Date Leased
Manheim Branch Office 701 Lancaster Road Manheim, PA 17545	Concrete block building containing 4,266 sq. ft. of space of which approximately 2,600 sq. ft. of space is currently used for banking purposes.	January 1995

Manheim Township Branch Office Branch Bank 38 E. Roseville Road Lancaster, PA 17601	One story brick and metal siding building containing approximately 2,000 sq. ft. of space.	April 2003

Centerville Gold Café 301 Centerville Rd. Lancaster, PA 17602	Branch Bank One story masonry and brick building with metal trusses, containing approximately 3,575 sq. ft. of space.	November 2006

Union National Professional Center 570 Lausch Lane Lancaster, PA 17601
Three story masonry, stone and brick over steel building with concrete floors, containing approximately 27,000 sq. ft of office space, of which approximately 18,000 sq. ft. is currently used for bank administrative purposes and the remainder of which is available for sub-lease.
February 2006

In management’s opinion, the above properties are in good condition and are adequate for Union National Financial Corporation’s and Union National Community Bank's purposes.

ITEM 3.	LEGAL PROCEEDINGS.

Management, after consulting with legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of UNFC. There are no proceedings pending other than ordinary routine litigation incident to the business of UNFC and its subsidiary, Union National Community Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and dividend information required by this Item is incorporated herein by reference from the inside front cover of Union National Financial Corporation's 2006 Annual Report to Stockholders which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's 2006 Annual Report to Stockholders and is also available on some internet websites. This information represents a limited amount of share transfer activity.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2006. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(A)(#)	(B)($)	(C)(#)
			Number of Securities
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Shareholders(1)	177,330	$18.14	31,920
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Totals	177,330	$18.14	31,920

(1) Includes shares issued under Union National Financial Corporation’s 1988 and 1997 Stock Incentive Plans, 1997 Stock Purchase Plan (which expired in 2003) and 1997 Independent Director Plan (expired).

Additional information required by this item regarding dividend restrictions is incorporated herein by reference from Note 15 on page 24 and from page 48 of Union National Financial Corporation's 2006 Annual Report to Stockholders, which is included in Exhibit 13 to this Form 10-K.

As of March 16, 2007, there were approximately 1,303 holders of record of UNFC's common stock.

Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2006 to October 31, 2006	988	$18.96	988	52,357
November 1, 2006 to November 30, 2006	1,300	$18.98	1,300	51,057
December 1, 2006 to December 31, 2006	993	$18.13	993	50,064
Total	3,281	$18.72	3,281

*On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

Union National Financial Corporation

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Union National Financial Corporation	100.00	122.94	167.93	213.86	184.22	156.59
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Mid-Atlantic Custom Peer Group*	100.00	119.20	178.39	200.93	198.36	208.68
Custom Peer Group**	100.00	125.82	166.33	188.30	178.38	187.68

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

**Custom Peer Group index consists of ACNB, First Chester County Corporation, Chester Valley Bancorp, Inc., Leesport Financial Corp., Franklin Financial Services Corporation, Ephrata National Bank, Orrstown Financial Services, Inc., DNB Financial Corporation, Juniata Valley Financial Corporation, Mid Penn Bancorp, Inc., Codorus Valley Bancorp, Inc., and Tower Bancorp Incorporated.

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is incorporated herein by reference from page 30 of Union National Financial Corporation's 2006 Annual Report to Stockholders, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from pages 31 through 48 of Union National Financial Corporation's 2006 Annual Report to Stockholders, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference from pages 46 and 47 of Union National Financial Corporation's 2006 Annual Report to Stockholders, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference from pages 4 through 29 of Union National Financial Corporation's 2006 Annual Report to Stockholders, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was evaluated as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the corporation's disclosure controls and procedures were effective in alerting them to the material information relating to the corporation (or the corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)  Changes in internal controls.

There were no changes made in the corporation's internal controls during the period covered by this report or, to their knowledge, in other factors that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Election of Directors - Information about Nominees and Continuing Directors”, “Share Ownership - Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company - Nomination of Directors” and “Governance of the Company - Meetings and Committees of the Board of Directors” of Union National Financial Corporation's Proxy Statement for its 2007 Annual Meeting of Stockholders. As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics. The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics. The code of ethics is incorporated herein by reference from Exhibit 14 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the information under the captions “Compensation and Plan Information”, “Potential Payments Upon Termination or Change-In-Control”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Union National Financial Corporation's Proxy Statement for its 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the information under the caption “Share Ownership” of Union National Financial Corporation's Proxy Statement for its 2007 Annual Meeting of Stockholders. The information related to Equity Compensation Plans as required is incorporated herein by reference to Part II, Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Transactions with Directors and Executive Officers” and “Governance of the Company - Director Independence” of Union National Financial Corporation's Proxy Statement for its 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the information under the caption “Report of the Audit Committee” of Union National Financial Corporation’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.
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

3(i)
Union National Community Bank’s Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

3(ii)
Union National Financial Corporation’s Amended and Restated By-laws. (Incorporated by reference to Exhibit 3(ii) to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on March 30, 2001.)

10.1
Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

10.2
Union National Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997 and incorporated by reference to Amendment 1 to Union National Financial Corporation’s Registration Statement No. 333-107326 on Form S-8 filed with the commission on July 25, 2003.)

10.3
Union National Financial Corporation’s Employee Stock Purchase Plan (Incorporated by Reference to Exhibit 4.4 to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997).

10.4
Change of Control Agreement, dated May 29, 2001, between Clement M. Hoober and Union National Financial Corporation. (Incorporated by Reference to Union National Financial Corporation’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2001).

10.5
Executive Incentive Retirement Agreement, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.7 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.6
Group Term Replacement Plan for Certain Officers, CFO, dated January 1, 2004 between Clement M. Hoober and Union National Community Bank. (Incorporated by reference to Exhibit 10.8 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.7
Executive Incentive Retirement Agreement, COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank. (Incorporated by reference to Exhibit 10.9 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.8
Group Term Replacement Plan for Certain Officers, COO, dated January 1, 2004 between Michael A. Frey and Union National Community Bank. (Incorporated by reference to Exhibit 10.10 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.9
Group Term Replacement Plan for Certain Officers, CEO, dated January 1, 2004 between Mark D. Gainer and Union National Community Bank. (Incorporated by reference to Exhibit 10.12 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.10
Union National Financial Corporation, 1999 Independent Directors Stock Option Plan. (Incorporated by Reference to Exhibit 4.3 to Union National Financial Corporation’s Registration Statement No. 333-80739 on Form S-8, filed with the Commission on June 15, 1999.)

10.11	Board of Director Fees

10.12
Office Lease between Lausch Lane Associates LP as Landlord and Union National Community Bank as Tenant for 570 Lausch Lane, Lancaster, PA 17601. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s Current Report of Form 8-K, filed with the Commission on May 17, 2005.)

10.13
Employment agreement between Michael A. Frey, Executive Vice President and Chief Operating Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s Current Report of Form 8-K, filed with the Commission on June 23, 2005.)

10.14
(a) Members Agreement dated as of July 15, 2005 by and among Union National Community Bank, John Neihart, and Kevin Glackin, regarding the formation of Home Team Financial, LLC. (Incorporated by reference to Exhibit 10.16 (a) to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006.)

10.14
(b) Operating Agreement of Home Team Financial, LLC dated as of July 15, 2005 (Incorporated by reference to Exhibit 10.16 (b) to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006.)

10.14
(c) Employment Agreement dated as of the July 15, 2005 between Home Team Financial, LLC, Union National Community Bank, and John Neihart. (Incorporated by reference to Exhibit 10.16 (c) to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006.)

10.14
(d) Employment Agreement dated as of the July 15, 2005 between Home Team Financial, LLC, Union National Community Bank, and Kevin Glackin. (Incorporated by reference to Exhibit 10.16 (d) to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006.)

10.15	(a) Amended and Restated Employment Agreement dated as of December 29, 2006 with Mark D. Gainer, Chairman, President and Chief Executive Officer.

10.15	(b) Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer.

10.16
Office Lease dated as of October 30, 2006 between 301 Centerville Road Associates, LP as Landlord and Union National Community Bank as Tenant for 301 Centerville Road, Lancaster, PA 17601 (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on November 3, 2006.)

10.17
Amended and Restated Declaration of Trust of Union National Capital Trust II, dated as of October 14, 2004, among Union National Financial Corporation, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein.

10.18	Indenture, dated as of October 14, 2004, between Union National Financial Corporation, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2034.

10.19	Guarantee Agreement, dated as of October 14, 2004, between Union National Financial Corporation and the guarantee trustee named therein.

10.20
Indenture, dated as of July 27, 2006, between Union National Community Bank, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 4 to Union National Financial Corporation’s quarterly  report on Form 10-Q, filed with the Commission on August 14, 2006.)

13	Excerpts from Union National Financial Corporation’s 2006 Annual Report to Stockholders.

14
Union National Financial Corporation Directors and Senior Management Code of Ethics. (Incorporated by reference to Exhibit 14 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

21	Subsidiaries of the Union National Financial Corporation.

23.1	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The exhibits required to be filed by this Item are listed under Item 15(a)3, above.

(c)	NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION NATIONAL FINANCIAL CORPORATION
(Registrant)

By	/s/ Mark D. Gainer
Mark D. Gainer,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date:	March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

DATE
By /s/ Mark D. Gainer	March 28, 2007
Mark D. Gainer,
Chairman of the Board of Directors,
President, Chief Executive Officer
and Director (principal executive officer)

By /s/ Clement M. Hoober, CPA	March 28, 2007
Clement M. Hoober, CPA,
Chief Financial Officer (principal
financial officer and principal
accounting officer)

By /s/ Michael A. Frey	March 28, 2007
Michael A. Frey, Vice President
and Director

By /s/ Donald Cargas, Jr.	March 28, 2007
Donald Cargas, Jr., Director

By /s/ Nancy Shaub Colarik	March 28, 2007
Nancy Shaub Colarik, Director

By /s/ Kevin Dolan	March 28, 2007
Kevin Dolan, Director

By /s/ James R. Godfrey	March 28, 2007
James R. Godfrey, Director

By /s/ Carl R. Hallgren	March 28, 2007
Carl R. Hallgren, Vice Chairman
of the Board of Directors and
Director

By /s/ Barry C. Huber, CPA	March 28, 2007
Barry C. Huber, CPA, Director

By /s/ Thomas J. McGrath, DVM	March 28, 2007
Thomas J. McGrath, DVM,
Director

By /s/ William M. Nies	March 28, 2007
William M. Nies, Director

By /s/ Darwin A. Nissley	March 28, 2007
Darwin A. Nissley, Director

By /s/ Lloyd C. Pickell	March 28, 2007
Lloyd C. Pickell, Director

EXHIBIT INDEX

Exhibit Number

10.11	Board of Director Fees

10.15	(a) Amended and Restated Employment Agreement dated as of December 29, 2006 with Mark D. Gainer, Chairman, President and Chief Executive Officer.

10.15	(b) Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer.

10.17
Amended and Restated Declaration of Trust of Union National Capital Trust II, dated as of October 14, 2004, among Union National Financial Corporation, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein.

10.18	Indenture, dated as of October 14, 2004, between Union National Financial Corporation, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2034.

10.19	Guarantee Agreement, dated as of October 14, 2004, between Union National Financial Corporation and the guarantee trustee named therein.

13	Excerpts from Union National Financial Corporation’s 2006 Annual Report to Stockholders.

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a- 14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.