Form 10-Q
period 2007-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2007-05-15
CIK 874482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10 Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2007

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________to___________

        Commission file number     0-19214
                               _______________
                UNION NATIONAL FINANCIAL CORPORATION
                _____________________________________
        (Exact Name of Registrant as Specified in its Charter)


      Pennsylvania                             23-2415179
     _____________                            ____________
  (State or Other Jurisdiction              (I.R.S. Employer
of Incorporation or Organization)         Identification Number)

         570 Lausch Lane
      Lancaster, Pennsylvania                      17601
      ________________________                  ___________
(Address of Principal Executive Offices)        (Zip Code)

                          (717) 653-1441
                        ____________________
       (Registrant's Telephone Number, Including Area Code)

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

         2,527,068 shares of $.25 (par) common stock were outstanding as of May 10, 2007.

                  UNION NATIONAL FINANCIAL CORPORATION
                              FORM 10-Q
                                INDEX

PART I - FINANCIAL INFORMATION                       PAGE NO.
         ______________________                      ________

Item 1 -   Financial Statements (Unaudited)
           Consolidated Statements of Financial Condition.....1
           Consolidated Statements of Income................2-3
           Consolidated Statements of Comprehensive Income....3
           Consolidated Statements of Cash Flows..............4
           Notes to Consolidated Financial Statements.......5-9
Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............9-18
Item 3 -   Quantitative and Qualitative Disclosures
           About Market Risk.................................19
Item 4 -   Controls and Procedures...........................20
Item 4T -  Controls and Procedures...........................20

PART II - OTHER INFORMATION
          _________________
Item 1 -   Legal Proceedings.................................21
Item 1A -  Risk Factors......................................21
Item 2 -   Unregistered Sales of Equity Securities and
           Use of Proceeds...................................21
Item 3 -   Defaults Upon Senior Securities...................21
Item 4 -   Submission of Matters to a Vote of Security
           Holders...........................................21
Item 5 -   Other Information.................................21
Item 6 -   Exhibits..........................................22

    Signature Page...........................................23

    Exhibit 31.1 -  Certification of Principal Executive
                    Officer Pursuant to Exchange Act Rules
                    13a-14(a)/15d-14(a) as added by Section 302
                    of the Sarbanes-Oxley Act of 2002........24

    Exhibit 31.2 -  Certification of Principal Financial Officer
                    Pursuant to Exchange Act Rules
                    13a-14(a)/15d-14(a) as added by Section 302
                    of the Sarbanes-Oxley Act of 2002........25

    Exhibit 32 -    Certification of Principal Executive Officer
                    and Principal Financial Officer Pursuant to
                    18 U.S.C. Section 1350 as Added by Section
                    906 of the Sarbanes-Oxley Act of 2002....26



Unless the context otherwise requires, the terms "Union
National," "we," "us," and "our" refer to Union National
Financial Corporation and its consolidated subsidiary.

                     PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share data)
                                          3/31/2007   12/31/2006
                                         __________   __________
ASSETS
Cash and Due from Banks                  $  12,018   $  15,129
Interest-Bearing Deposits in Other Banks       309         333
                                          _________   _________
    Total Cash and Cash Equivalents         12,327      15,462
Investment Securities Available-for-Sale    66,762     129,810
Loans Held for Sale                          1,777       1,662
Loans and Leases, Net of Unearned Income   350,602     341,113
  Less: Allowance for Loan and Lease Losses (3,188)     (3,070)
                                          _________   _________
    Net Loans and Leases                   347,414     338,043
Premises and Equipment, Net                  9,577       9,580
Restricted Investment in Bank Stocks         3,863       5,994
Bank-Owned Life Insurance                   10,346      10,243
Other Assets                                 6,687       6,803
                                          _________   _________
        TOTAL ASSETS                     $ 458,753   $ 517,597
                                          =========   =========
LIABILITIES
Deposits:
  Noninterest-Bearing                    $  48,091   $  48,311
  Interest-Bearing                         283,980     291,764
                                          _________   _________
    Total Deposits                         332,071     340,075
Short-Term Borrowings                        8,223      10,544
Long-Term Debt                              68,816     117,571
Junior Subordinated Debentures              17,341      17,341
Other Liabilities                            3,676       3,443
                                          _________   _________
        TOTAL LIABILITIES                  430,127     488,974
Minority Interest in Consolidated
   Subsidiaries                                138          75
                                          _________   _________
STOCKHOLDERS' EQUITY
Common Stock (Par Value $.25 per share)        736         735
  Shares: Authorized - 20,000,000;
  Issued - 2,944,943 and 2,941,808 shares
  at March 31, 2007 and December 31, 2006,
  respectively
  Outstanding - 2,527,069 and 2,523,983 shares
  at March 31, 2007 and December 31, 2006,
  respectively
Surplus                                     13,008      12,918
Retained Earnings                           22,852      23,460
Accumulated Other Comprehensive
  Income (Loss)                                217        (242)
Treasury Stock, at cost - 417,874 and 417,825
  shares at March 31, 2007 and December 31, 2006,
  respectively                              (8,325)     (8,323)
                                          _________   _________
        TOTAL STOCKHOLDERS' EQUITY          28,488      28,548
                                          _________   _________
        TOTAL LIABILITIES and
         STOCKHOLDERS' EQUITY            $ 458,753   $ 517,597
                                          =========   =========
See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
                                  Three Months Ended March 31,
                                  _____________________________
                                          2007           2006
                                         _______       _______
INTEREST INCOME
Interest and Fees on Loans and Leases  $  6,455      $  5,355
Investment Securities:
  Taxable Interest                          917           989
  Tax-Exempt Interest                       217           364
  Dividends                                  85            76
Other                                        16             8
                                         _______       _______
    Total Interest Income                 7,690         6,792
                                         _______       _______
INTEREST EXPENSE
Deposits                                  2,412         1,669
Short-Term Borrowings                       107            85
Long-Term Debt                            1,079         1,256
Junior Subordinated Debentures              318           194
                                         _______       _______
    Total Interest Expense                3,916         3,204
                                         _______       _______
        Net Interest Income               3,774         3,588
                                         _______       _______
PROVISION for LOAN and LEASE LOSSES         207            30
        Net Interest Income after Provision
          for Loan and Lease Losses       3,567         3,558
                                         _______       _______
OTHER OPERATING INCOME
Income from Fiduciary Activities             67            77
Service Charges on Deposit Accounts         399           388
Other Service Charges, Commissions, Fees    236           214
Alternative Investment Sales Commissions    199           169
Net Investment Securities Gains (Losses)   (519)           22
Mortgage Banking/Brokerage Activities       786           690
Title Insurance/Settlement Income           123           132
Earnings from Bank-Owned Life Insurance     103            91
Other Income                                200            93
                                         _______       _______
  Total Other Operating Income            1,594         1,876
                                         _______       _______
OTHER OPERATING EXPENSES
Salaries and Wages                        2,188         1,963
Retirement Plan and Other Employee Benefits 600           570
Net Occupancy                               545           324
Furniture and Equipment                     260           184
Professional Fees                           373           185
Data Processing Services                    216           202
Pennsylvania Shares Tax                      62            27
Advertising and Marketing                   224           255
ATM Processing                               87            94
Minority Interest in Earnings (Losses)
  of Subsidiaries                            71            (9)
Restructuring Charge                        536             -
Other Expenses                              695           776
                                         _______       _______
  Total Other Operating Expenses          5,857         4,571
                                         _______       _______
    Income (Loss) before Income Taxes      (696)          863
PROVISION (BENEFIT) for INCOME TAXES       (340)           93
                                         _______       _______
NET INCOME (LOSS)                      $   (356)     $    770
                                         =======       =======

See notes to consolidated financial statements.

                                  2

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued
(Dollars in thousands, except per share data)
                                    Three Months Ended March 31,
                                     __________________________
                                             2007        2006
                                            _______     ______
PER SHARE INFORMATION
Net Income (Loss) - Basic                 $  (0.14)    $  0.31
Net Income (Loss) - Assuming Dilution        (0.14)       0.30
Cash Dividends                                0.10        0.16


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                    Three Months Ended March 31,
                                    ___________________________
                                             2007         2006
                                            _______      _____
Net Income (Loss)                         $  (356)     $   770
Other Comprehensive Income (Loss),
  Net of Tax: Unrealized Holding Gains
   (Losses) on Available-for-Sale
   Investment Securities Arising During
   Period, Net of Tax (Benefit) of $46
   and ($17) in 2007 and 2006, respectively    90          (33)
  Reclassification Adjustment for
   (Gains) Losses included in Net Income
   (Loss), Net of (Tax) Benefit of ($176)
   and $7 in 2007 and 2006, respectively      343          (15)
  Unrealized Gains (Losses) on Cash Flow
   Hedges Net of Tax (Benefit) of $1 and
   ($10) in 2007 and 2006, respectively         2          (20)
  Reclassification Adjustment for Hedging
    Losses included in Net Income (Loss),
    Net of Tax Benefit of $12 in 2007          24           -
                                            _______      _____
      Total Other Comprehensive Income (Loss) 459          (68)
                                            _______      _____
      TOTAL COMPREHENSIVE INCOME          $   103      $   702
                                            =======      =====

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                    Three Months Ended March 31,
                                    ____________________________
CASH FLOWS from OPERATING ACTIVITIES            2007       2006
                                               ______     ______
  Net Income (Loss)                          $  (356)    $  770
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
   Depreciation and Amortization                 357        236
      Provision for Loan and Lease Losses        207         30
      Restructuring Charge                       536         -
      Share-based Compensation Expense            36         -
      Net Amortization of Investment
       Securities' (Discounts) Premiums           (7)       172
      Net Investment Securities Losses (Gains)   519        (22)
      Earnings from Bank-Owned Life Insurance   (103)       (91)
      Increase (Decrease) in Minority Interest
       Liability                                  62        (13)
      Gains on Loans Sold                       (580)      (418)
      Net Gain on Sale of Foreclosed
       Real Estate                              (126)        -
      Proceeds from Sale of Foreclosed Real
       Estate, net                               312         -
      Proceeds from Sales of Loans            21,188     15,162
      Loans Originated for Sale              (20,723)   (13,151)
      Decrease (Increase) in Accrued Interest
       Receivable                                226       (152)
      Increase in Other Assets                  (564)      (326)
      Decrease in Other Liabilities             (269)      (475)
                                               _______    ______
          Net Cash Provided by Operating
           Activities                            715      1,722
                                               -------    ------
CASH FLOWS from INVESTING ACTIVITIES
  Proceeds from Sales of Available-for-Sale
    Securities                                63,826      5,856
  Proceeds from Maturities of
    Available-for-Sale Securities              2,995      2,898
  Purchases of Available-for-Sale Securities  (3,626)   (11,196)
  Net Sales of Restricted Investments in
    Bank Stocks                                2,131         76
  Net Loans and Leases Made to Customers      (9,578)    (4,113)
  Purchases of Premises, Equipment and
    Software                                    (319)    (1,721)
                                              --------    ------
      Net Cash Provided by (Used) in
        Investing Activities                  55,429     (8,200)
                                              --------    ------
CASH FLOWS from FINANCING ACTIVITIES
  Net (Decrease) Increase in Demand
   Deposits and Savings Accounts                (220)    14,961
  Net (Decrease) Increase in Time Deposits    (7,784)     3,820
  Net Decrease in Short-Term Borrowings       (2,321)   (13,857)
  Proceeds from Issuance of Long-Term Debt     4,254     13,343
  Payments on Long-Term Debt                 (53,009)    (2,000)
  Acquisition of Treasury Stock                   (2)       (63)
  Issuance of Common Stock                        55        136
  Cash Dividends Paid                           (252)      (402)
                                              --------    ------
   Net Cash (Used in) Provided by
     Financing Activities                    (59,279)    15,938
                                              _______    ______
Net (Decrease) Increase in Cash and
  Cash Equivalents                            (3,135)     9,460
CASH and CASH EQUIVALENTS -
  Beginning of Period                         15,462     14,501
                                              --------    ------
CASH and CASH EQUIVALENTS - End of Period  $  12,327   $ 23,961
                                              ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments (Refunds) for:
  Interest                                 $   4,167   $  3,224
  Income Taxes                                  (200)       200

See notes to consolidated financial statements.

             UNION NATIONAL FINANCIAL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2007 and December 31, 2006, and results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2006 Annual Report to Stockholders.

2. Basis of Presentation

The consolidated financial statements include the accounts of Union National Financial Corporation ("Union National"), its subsidiary Union National Community Bank (the "bank"), and bank subsidiaries Union National Insurance Agency, and Home Team Financial, LLC and its subsidiary TA of Lancaster, LLC (together, "Home Team"). All material intercompany accounts and transactions have been eliminated in consolidation. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

3. Earnings per Share

Net income (loss) as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings
(loss) per share information. Reconciliations of shares used in the computations of earnings (loss) per share are as follows:


                                        Three Months Ended
                                             March 31,
                                           2007        2006
                                        _________     _______
Weighted-average common shares
   outstanding used in the computation
   of basic earnings (loss) per share   2,525,845    2,512,034
Effect of dilutive stock options            -           19,636
                                        _________     ________
Weighted-average common shares and
   equivalents used in the computation
   of diluted earnings (loss) per share 2,525,845     2,531,670
                                        =========     =========
Stock options not included in the
   earnings (loss) per share computation
   as their effect would have been anti-
   dilutive                               206,488        93,949
                                        =========     =========

4.  Share-Based Payments

Union National has three stock option plans: the Employee Stock Purchase Plan ("ESPP"); the Employee Stock Incentive Plan ("SIP"); and the Independent Directors' Stock Option Plan ("IDSOP"). None of these plans have remaining options available for grant as of March 31, 2007. Options granted under the ESPP have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. ESPP options lapse immediately upon termination of employment. Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant. 31,900 options were granted under the SIP during January 2007.

These options vest over six months, become exercisable six months after the grant date, and generally lapse 90 days after termination of employment. The IDSOP consists of non-qualified stock options with terms up to 10 years. These options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the board of directors. It is Union National's policy to issue new shares upon the exercise of stock options.

On January 1, 2006, Union National adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)") which requires compensation expense to be recognized for share-based awards based upon an assessment of the grant date fair value. Union National is using the modified prospective method of adoption, which permits application of SFAS 123(R) on a going-forward basis rather than restating prior
periods.   Stock compensation expense for share-based awards
after January 1, 2006 is recognized on a straight-line basis over the vesting period of the award. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted or vested during the three months ended March 31, 2006. The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2007 was $3.41, computed using the following weighted-average assumptions:

         Expected Dividend Yield              3.45%
         Risk-Free Interest Rate              5.02%
         Expected Life (Years)                8.0
         Expected Volatility                 17.11%

The following table summarizes Union National's share-based compensation expense:

                                    Three Months Ended March 31,
(Dollars in thousands)                     2007         2006
                                         _______     _______
Pre-tax compensation expense            $    36      $    -
Tax benefit                                  -            -
                                         _______     _______
Stock option expense, net of tax        $    36      $    -
                                         =======     =======

Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the three months ended March 31, 2007 or 2006 as there were no such exercises or dispositions during the periods.

Stock option transactions for the three months ended March 31, 2007 are summarized below:

                                     Stock      Weighted-Average
                                    Options      Exercise Price
                                    ________     ______________
Options Outstanding at December 31, 2006
(Prices range from $11.52 to $22.14)  177,330      $   18.14
Options Granted                        31,900          18.50
Options Exercised                         (52)         11.52
Options Forfeited                        (137)         13.60
Options Expired                        (2,553)         20.10
                                      _________

Options Outstanding at March 31, 2007
(Prices range from $11.52 to $22.14)  206,488      $   18.11
                                      ========

The following table presents information regarding options outstanding as of March 31, 2007:

Weighted-average contractual remaining
 term - options outstanding                      5.6 Years
Aggregate intrinsic value -
  options outstanding                                   $0
Options exercisable                                174,588
Weighted-average exercise price -
  options exercisable                           $    18.03
Aggregate intrinsic value - options exercisable         $0
Weighted-average contractual remaining
  term - options exercisable                     4.9 Years


As of March 31, 2007, $73,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of four months. During the three months ended March 31, 2007 and 2006, Union National received proceeds of $1,000 and $41,000, respectively for the exercise of options with an intrinsic value of $0 and $15,000, respectively. Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.

5.  Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $7,311,000 and $8,694,000 of standby letters of credit outstanding as of March 31, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

6.  De-leveraging and Restructuring Initiatives

During January 2007, Union National engaged the consulting firm of S.R. Snodgrass, A.C. ("Snodgrass") to undertake a profit enhancement project to assist management in developing and implementing strategies for achieving higher profitability. In January 2007, in conjunction with Snodgrass' engagement, Union National decided to de-leverage its Balance Sheet in order to strengthen the bank's equity position, enhance its income tax effectiveness, and facilitate its future core banking growth strategies for loans and deposits. Consequently, the bank reduced the size of its securities portfolio by $66,000,000 while paying down Federal Home Loan Bank debt and other short-term borrowings, thereby reducing its overall capital needs and improving its interest rate risk profile. Union National realized net losses on the sale of securities of $519,000 on a pre-tax basis and incurred prepayment penalties of $31,000 on a pre-tax basis. In the aggregate, 2007 first quarter earnings were adversely impacted by $363,000 after tax or $0.14 per share due to the net losses and prepayment penalties incurred in the de-leveraging transaction.

Also in conjunction with the Snodgrass engagement, management performed an evaluation of the bank's operations in order to identify efficiencies and appropriate staffing levels. The first stage of this initiative was completed during the first quarter of 2007. On March 29, 2007, three senior-level executives were terminated, resulting in a restructuring charge consisting of severance and related costs in the amount of $536,000 ($354,000 after tax or $0.14 per share). During April 2007, the second stage of the initiative was completed, resulting in additional severance and related charges of $176,000 ($116,000 after tax) under the restructuring program during the second quarter of 2007.

7.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for Union National beginning January 1, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on Union National's consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Union National's adoption of the provisions of SAB 108 beginning January 1, 2007 had no impact on its consolidated financial position and results of operations.

In September 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. Union National is evaluating the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The EITF did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 159 on Union National's consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force
Issue No. 06-10 "Accounting for Collateral Assignment

Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Union National is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.




Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation ("Union National"), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the "bank"). Union National's consolidated financial condition and results of operations consist primarily of the bank's financial condition and results of operations. Union National's trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the bank, and its subsidiary, TA of Lancaster, LLC (together, "Home Team") began operations in July 2005. Home Team operates a mortgage banking and brokerage business and also offers title insurance and settlement services. The bank's ownership interest in Home Team is 98% with an initial interest in net profits of 30%, which increases over succeeding years. This discussion should be read in conjunction with the financial tables, statistics, financial statements and notes to financial statements appearing in our 2006 annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this document, our 2006 annual report, our 2006 Form 10-K, and in the documents that we incorporate by reference, could affect the future financial results of Union National, the bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:
     -   Operating, legal and regulatory risks;
     -   Economic, political and competitive forces;
     -   Rapidly changing technology; and
     - The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies
____________________________
The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.

The provision for loan*<F1> losses and the level of the allowance for loan losses involve significant estimates by management in

_______________________________
  *      <F1> Loans include leases that meet the criteria for direct financing leases under SFAS No. 13. Loans and lease financing receivables are, throughout the remainder of Management's Discussion and Analysis, together referred to as "loans."

evaluating the adequacy of the allowance for loan losses based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions we used in making the evaluation.

All of our investments are carried at fair value with any unrealized gains, as well as losses that we consider to be temporary, reported net of tax as an adjustment to stockholders' equity. If we determine that impairment in the value of an investment security is "other than temporary," the related loss is recorded in the consolidated income statement. In order to determine whether such unrealized losses are other than temporary, we must regularly review investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts' opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other than temporary.

Results of Operations
______________________
Overview

We incurred a consolidated net loss of $356,000 for the three months ended March 31, 2007 as compared to net income of $770,000 for the three months ended March 31, 2006. For the first quarter of 2007, the basic and diluted loss per share amounted to ($0.14), as compared to basic and diluted earnings per share of $0.31 and $0.30, respectively, for the same period of 2006. First quarter 2007 results included charges of $550,000 ($363,000 after tax or $0.14 per share) related to a de-leveraging transaction in January 2007, and severance and related charges of $536,000 ($354,000 after tax or $0.14 per share) in connection with a restructuring initiative. See Note 6 to the Consolidated Financial Statements, above.

Strong loan growth, primarily due to growth in commercial loans, as well as a change in the mix of our funding sources, helped us to achieve a first quarter 2007 increase in net interest income of $186,000 or 5.2% over the same period last year. The opening of two Gold Cafe retail office locations during the second and fourth quarters of 2006 resulted in increased operating expenses during the first quarter of 2007 as compared to the first quarter of 2006, primarily due to occupancy costs and salaries, wages, and benefits for Gold Cafe staff. Further cost increases resulted from annual salary increases, and higher costs associated with the relocation of our corporate headquarters. These cost increases were expected and will continue as our strategic growth initiatives are implemented, due to the anticipated timeline of approximately two to three years for a new branch to begin operating at breakeven. We have implemented staff reductions and redeployments during March and April 2007 in order to reduce overall future operating expenses.

The above items are quantified and discussed in further detail under their respective sections below.

Net income (loss) as a percent of average stockholders' equity, also known as return on average equity ("ROE") and net income
(loss) as a percent of average realized stockholders' equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

                        Three Months Ended March 31,
                            2007         2006
                        ___________   ____________
ROE                       (5.00%)       11.56%
ROE (Realized Equity)     (4.87%)       11.29%


The negative impact on ROE of the de-leveraging costs and restructuring charges incurred during the first quarter of 2007 was 9.94%. Our accumulated other comprehensive income (loss) consists of the amount of net unrealized gains and losses on available-for-sale investment securities and cash flow hedges, net of tax. During the three months ended March 31, 2007, net losses of $343,000 ($519,000 pre-tax) were reclassified from accumulated other comprehensive income (loss) to net income
(loss) due to sales of investment securities in connection with the de-leveraging transaction.

During the first quarter of 2007, overall loan balances increased by $9,489,000 or 2.8% over loans outstanding at the preceding year-end, primarily resulting from an increase in commercial and agricultural loans and leases, partially offset by a decrease in residential mortgage loans. This rate of increase was approximately double the overall loan growth rate that we experienced during the first quarter of last year.

Outlook

The economy in the bank's market may be positively or negatively impacted by national events and may be subject to overall national economic trends. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength and higher interest rates. We are monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loan Quality and Credit Risk.

We currently expect relatively strong growth in loans and deposits for 2007, driven largely by our continued emphasis on development of new commercial business relationships and the 2006 opening of two Gold Cafe branch offices. The Gold Cafes feature innovative delivery of branch banking services in an upscale coffee house setting. Based upon projected incremental loan generation, fee and commission income, and deposit growth resulting from the additional branches, each branch is expected to begin operating at breakeven in approximately its third year of operation. We are also adding a new business banking center located in Ephrata, Pennsylvania, during the second quarter.
Due to its small size and focused activities, this branch is expected to being operating at breakeven after approximately 18 months of operation. We are continuing to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. Increased lending volume from these activities and from the additional branch locations is expected to have a positive impact on net interest income and other operating income for the remainder of 2007. Cash requirements during 2007 for the business banking center are currently estimated to be approximately $110,000 ($72,600 after tax) for increased operating costs. Capital expenditures of approximately $180,000 have been incurred for leasehold improvements and equipment.

Our engagement of Snodgrass relative to the profit enhancement project is nearing completion. Snodgrass utilizes a unique diagnostic methodology that aggressively locates opportunities for profit improvement, coupled with a detailed implementation plan and change management techniques to build an ongoing process for innovation and efficiency with sustainable results. Each specific profit project that is identified will result in measurable targets for increases to pre-tax income. This engagement will result in higher cash requirements for professional fees for 2007, which will be largely offset by the identified increases in income.

Net Interest Income/Funding Sources

Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. Net interest income is our primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the discussion and analysis below on a taxable-equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.

During the three previous calendar years, we have experienced growth in assets that outpaced growth in deposits, requiring the increased use of alternative sources of funding. As of December 31, 2006, approximately $130 million or 25% of our total assets consisted of available-for-sale investment securities, which contributed to our reliance on relatively high-cost financing sources such as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), brokered certificates of deposit ("brokered CDs"), and issuance of junior subordinated debentures. During January 2007, we de-leveraged our balance sheet by reducing the size of our investment portfolio while paying down FHLB debt and other short-term borrowings. See Note 6 to the Consolidated Financial Statements, above. We expect the de-leveraging transaction to have a positive impact on our net interest margin for 2007 and future periods. After the de-leveraging transaction, we had outstanding long-term FHLB advances of $68,816,000 with an average interest rate of 4.91% as of March 31, 2007, as compared to borrowings of $117,571,000 with an average interest rate of 5.03% as of December 31, 2006. The long-term advances have maturities that range from October 2008 to December 2013. We have also obtained funding through the use of brokered CDs, which are obtained by bidding for funds through various sources. As of March 31, 2007 and December 31, 2006, we had $26,039,000 and $31,975,000 in brokered CDs outstanding with average interest rates of 5.03% and 4.96%, respectively, compared to $28,227,000 with an average interest rate of 4.65% as of March 31, 2006.

During 2004 and 2003, we obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period through November 2007. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate ("LIBOR") plus 2.85%. The coupon rate was 8.21% at March 31, 2007, 8.23% at December 31, 2006, and 7.51% at March 31, 2006.
On July 28, 2006, the bank issued $6,000,000 of subordinated debentures with a five-year initial fixed rate of 7.17% through July 2011, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. All of the above debentures are callable at our option five years after issuance.

The terms and amounts of the FHLB borrowings, brokered CDs, and the issuance of the junior subordinated debentures, when combined with our overall balance sheet structure, maintain
Union National within its interest rate risk policies.

During the three months ended March 31, 2007, the change in the makeup of our balance sheet and the mix of funding sources, together with changes in the cost of those funding sources, contributed to an increase in the first quarter 2007 net interest margin to 3.61% from 3.31% in the fourth quarter of 2006 and 3.60% in the first quarter of 2006. In comparing the three months ended March 31, 2007, to the same period of 2006, the net effect of volume changes in average earning assets and interest-bearing liabilities on net interest income was an increase of $210,000. Average earning assets increased by 2.2% for the three months ended March 31, 2007, as compared to the same period of 2006. Average loans grew by 14.2%, funded by an 11.8% increase in average deposits and a reduction in investment securities. Proceeds from the sale of investment securities were also used to reduce borrowings. These favorable volume effects were partially offset by an increase in overall interest rates and a change in the mix of earning assets and funding sources, which reduced net interest income by $110,000 for the three months ended March 31, 2007, compared to the same period of 2006. The net effect of the above factors on net interest income on a taxable-equivalent-yield basis for the first quarter of 2007 was an increase of $100,000 as compared to the same period of 2006.

For the remainder of 2007, we currently anticipate that our net interest margin percentage will show modest improvement over prior year levels due to the effects of changes in the mix of earning assets and funding sources described above, partially offset by the inverted treasury yield curve. Income on higher earning asset balances in comparison to the prior year, together with current year expected growth in earning assets, should further increase our net interest margin for 2007. Our net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on our analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $207,000 for the three months ended March 31, 2007, as compared to $30,000 for the three months ended March 31, 2006. During the first quarter of 2007, we had net charge-offs of $89,000 as compared to net recoveries of $24,000 during the first quarter of 2006. The higher provision for loan losses in 2007 can be primarily attributed to higher growth in outstanding loan balances (specifically, commercial loan balances) in 2007 compared to 2006 and increased loan charge-offs during 2007. We may need to make future adjustments to the allowance, and consequently the provision for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion on Credit Risk and Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other Operating Income decreased by $282,000 or 15.0% during the first quarter of 2007 versus the first quarter of 2006. The decrease for the three-month period was primarily a result of increases (decreases) in the following items:

Gain on Sale of Foreclosed Real Estate        $  126,000
Mortgage Banking/Brokerage Activities             96,000


Debit Card-Related Income                         32,000
Alternative Investment Sales Commissions          30,000
Overdraft Fees                                    19,000
Earnings from Bank-Owned Life Insurance           12,000
Net Investment Securities Gains (Losses)        (541,000)
ATM Cash Service Fees                            (22,000)
      Other, net                                 (34,000)
                                               ____________
      Total Decrease in Other Operating Income $(282,000)
                                               ============

Mortgage Banking/Brokerage Activities reflects increased loan originations and gains on sales of loans by Home Team. Debit Card-Related Income consists of commissions and interchange income, which has increased due to our continued marketing emphasis on debit card usage by our customers. Alternative Investment Sales Commissions increased due to heightened sales activity, an increase in assets under management, and a higher commission rate. Overdraft Fees have increased as a result of our "Overdraft Privilege" product, which permits customers to overdraw their accounts subject to certain limits. In March 2007, we also increased the fee that we charge for insufficient funds to a level comparable with competitors in our market. Earnings from Bank-Owned Life Insurance fluctuates with interest rates. We incurred net losses on sales of investment securities of $519,000 in 2007 related to the de-leveraging transaction described in Note 6 to the Consolidated Financial Statements, compared to net gains of $22,000 in the first quarter of 2006. ATM Cash Service Fees, which relate to an arrangement with a local ATM company where we provide cash for its ATM machines, have decreased due to lower amounts of cash on hand at the ATM company. There were also various smaller decreases in other income categories.

Other Operating Expenses

Other Operating Expenses increased by $1,286,000 or 28.1% during the first quarter of 2007 versus the first quarter of 2006.
The increase for the three-month period was primarily a result of increases (decreases) in the following items:

           Restructuring Charge          $  536,000
           Salaries and Wages               225,000
           Employee Benefit Costs            30,000
           Net Occupancy and Furniture
            & Equipment                     297,000
           Professional Fees                188,000
           Minority Interest in Earnings
            of Subsidiaries                  80,000
           FHLB Prepayment Fees              31,000
           Advertising and Marketing        (31,000)
           Other, net                       (70,000)
                                        _____________
           Total increase in Other
            Operating Expenses           $1,286,000
                                        =============

The restructuring charge, described in Note 6 to the Consolidated Financial Statements, consisted of severance and related costs. The increase in salaries and wages resulted from Gold Cafe staff additions, annual salary increases, and staff additions. Employee benefit cost increases commensurate with the higher salaries and wages described above were partially offset by a decrease in per-employee health insurance costs resulting from the addition of Home Team's employees to our health insurance plan. Net Occupancy increased primarily due to occupancy of the Lausch Lane office facility, the Gold Cafe retail branch offices, and an addition to the administrative services center ("ASC") in Mount Joy, PA. These costs were partially offset by the termination of an office lease enabled by the move of bank employees into the Lausch Lane office, and the relocation of Home Team operations into a portion of our Mount Joy office formerly occupied by our corporate headquarters. Furniture and Equipment expense increased primarily due to depreciation of the furniture and equipment at Lausch Lane, the Gold Cafes, and the ASC addition. Professional fees increased primarily due to the Snodgrass consulting engagement described above. Minority Interest in Earnings of Subsidiaries reflects the minority interest in the earnings of Home Team Financial, LLC and its subsidiary, TA of Lancaster, LLC. Fees of $31,000 for prepayment of FHLB borrowings were related to the de-leveraging transaction described in Note 6 to the Consolidated Financial Statements. Advertising and Marketing were higher in 2006 due to branding costs related to the Gold Cafe. There were also smaller decreases in various other expense categories.

Income Taxes

The benefit from income taxes was $340,000 for the three months ended March 31, 2007, as compared to expense of $93,000 the same period of last year. The impact of the de-leveraging and restructuring costs that were recognized during the first quarter on our effective tax rate for 2007 was 41.5%. Our effective tax rates were as follows:

                  Three Months Ended
                  __________________
                  March 31, 2007           (48.9%)
                  March 31, 2006            10.8%

Generally, our effective tax rate is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The resulting tax benefit for 2007 resulted primarily from a high proportion of expenses in connection with the de-leveraging and restructuring initiatives. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to utilize deferred tax assets.

Financial Condition
____________________
Loan Quality and Credit Risk

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms. We continue to closely monitor these borrowers' financial strength. At March 31, 2007, total nonperforming loans amounted to $2,295,000, or 0.6% of net loans, as compared to a level of $2,533,000, or 0.7%, at December 31, 2006. These loans are essentially collateralized with real estate. Historically, the percentage of nonperforming loans to net loans as of December 31 for the previous five-year period was an average of 0.7%.

Schedule of Nonperforming Assets:
(Dollars in thousands)             March 31,     December 31,
                                      2007           2006
                                  __________     ____________
Nonaccruing Loans                 $   2,197      $   2,280
Accruing Loans - 90 days or
 more past due                           98            253
                                  __________     ____________
   Total Nonperforming Loans          2,295          2,533
Foreclosed Real Estate                   40            186
Foreclosed Purchased Loans              118            134
                                  __________     ____________
     Total Nonperforming Assets   $   2,453      $   2,853
                                  __________     ____________
Nonperforming Loans
   as a % of Net Loans                  0.6%           0.7%
                                  ==========     ============
Allowance for Loan Losses
   as a % of Nonperforming Loans        139%           121%
                                  ==========     ============


Allowance for Loan Losses

We maintain the allowance for loan losses at a level that we believe adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a quarterly basis.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions we used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. We determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency's ("OCC") most recent examination.

We believe, based on information currently available, that the current allowance for loan losses of $3,188,000 is adequate to meet potential loan losses. In addition, we expect loan charge-offs, net of recoveries for the remainder of 2007 to be similar to the level of net loan charge-offs for the same period of 2006.


Analysis of Allowance for Loan Losses:
                                         Three Months Ended
                                               March 31,
(Dollars in thousands)                      2007        2006
                                         _________    _________
Average Total Loans Outstanding
   (Net of Unearned Income)              $345,870     $302,819
                                         =========    =========
Allowance for Loan Losses,
   Beginning of Period                 $    3,070   $    2,675
Loans Charged Off During Period                89           20
Recoveries of Loans Previously
   Charged Off                                 -            44
                                         _________    _________
Net Loans Charged Off (Recovered)              89          (24)
Addition to Provision for Loan Losses
   Charged to Operations                      207           30
                                         _________    _________
Allowance for Loan Losses,
   End of Period                         $  3,188     $  2,729
                                         =========    =========

Ratio of Net Loans Charged Off (Recovered) to
   Average Loans Outstanding (Annualized)    0.10%       (0.03)%
                                         =========    =========
Ratio of Allowance for Loan Losses to
   Net Loans at End of Period                0.90%        0.90%
                                         =========    =========

Investment Securities

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings. As of March 31, 2007, we had a total of 36 debt securities of various types that had aggregated unrealized losses of $1,033,000 that amounted to 4.97% of the amortized cost basis of these securities. Based on our assessment of the total investment portfolio at March 31, 2007, we did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have been provided for in other comprehensive income (loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issuer.

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:
    -   A growing core deposit base;
    - Proceeds from the sale or maturity of investment securities;
    - Overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB;
    - Acquisition of brokered certificates of deposit (CDs) and CDs issued through the CDARS program as discussed below; and
    -   Payments on loans and mortgage-backed securities.

We believe that our core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and is measured on a quarterly basis.
These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels. There are no known trends, except the anticipated loan and deposit growth and expansion plans previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

During January 2007, we de-leveraged our balance sheet by reducing the size of our investment portfolio by $66 million while paying down FHLB debt and other short-term borrowings, thereby reducing our overall capital needs and improving our interest rate risk profile. See Note 6 to the Consolidated Financial Statements, above. We expect the de-leveraging transaction to have a positive impact on our net interest margin for 2007 and future periods.

We have obtained funding through FHLB advances and through the use of brokered CD, as well as the issuance of junior subordinated debentures. These items are described under Interest Income/Funding Sources, above.

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $117,192,000 at March 31, 2007 as compared to $132,977,000 at December 31, 2006. Total standby letters of credit amounted to $7,311,000 at March 31, 2007 as compared to $8,694,000 at December 31, 2006.

In addition, in the conduct of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated. Formerly, the majority of this contract expired in November 2008; however, the contract renegotiation resulted in a new maturity date of November 2013. Any early termination will require the payment of a substantial penalty. The renegotiation and extension of this contract will result in a substantial savings of approximately $190,000 in data processing and ATM processing expenses for 2007 as compared to the costs we would have incurred without the renegotiation. Except as noted above, there has been no material change in contracts for services since December 2006.


Stockholders' Equity

Union National and the bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities. There are no other known trends or uncertainties, including regulatory matters, that are expected to have a material adverse impact on our capital resources for 2007.

Union National and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. We believe, as of March 31, 2007, that Union National and the bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notification from the regulators categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.

Union National and the bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of:


                            March 31, 2007    December 31, 2006
(Dollars in thousands)     Amount       %      Amount       %
                       ___________________  ___________________
Union National Financial Corporation
Leverage Ratio:
  Tier I Capital to
  Average Total Assets  $ 37,704    7.99%   $ 38,091    7.39%
    Minimum Required
   for Capital Adequacy
   Purposes               18,887    4.00      20,611    4.00
Risk-based Capital Ratios:
    Tier I Capital Ratio -
      Actual              37,704    9.26      38,091    8.97
    Minimum Required for
    Capital Adequacy
    Purposes              16,282    4.00      16,991    4.00
    Total Capital Ratio -
     Actual               54,395   13.36      54,786   12.90
    Minimum Required for
    Capital Adequacy
    Purposes              32,563    8.00      33,983    8.00

                           March 31, 2007    December 31, 2006
(Dollars in thousands)     Amount       %      Amount       %
                       ___________________  ___________________
Union National Community Bank
Leverage Ratio:
  Tier I Capital to
  Average Total Assets $  38,000    8.05%  $ 38,048   7.45%
   Minimum Required for
   Capital Adequacy
   Purposes               18,882    4.00      20,611   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     23,602    5.00      25,764   5.00
Risk-based Capital Ratios:
    Tier I Capital Ratio -
    Actual                38,000    9.38      38,048   9.08
    Minimum Required for
    Capital Adequacy
    Purposes              16,202    4.00      16,925   4.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     24,304    6.00      25,387   6.00

    Total Capital Ratio -
    Actual                47,188   11.65      47,473  11.22
    Minimum Required for
    Capital Adequacy
    Purposes              32,405    8.00      33,849   8.00
    To Be Well-Capitalized
    Under Prompt Corrective
    Action Provisions     40,506   10.00      42,312  10.00


Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the bank can make to Union National at any time to 10% of the bank's total regulatory capital. At March 31, 2007, this limitation amounted to approximately $4,719,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $9,568,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,432,000, is included in Tier II regulatory capital of Union National Financial Corporation above. Additionally, included in Tier II regulatory capital of the bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the bank. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2007. In accordance with Section 404, we will be required to report on our internal control over financial reporting as of December 31, 2007. To allow for proper reporting on the internal control over financial reporting, we will need to identify, document and test key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of Section 404. We currently expect an increase in outside professional fees of approximately $125,000 pre-tax for complying with Section 404 in 2007.

The Federal Deposit Insurance Reform Act of 2005 ("the Act") allows eligible insured depository institutions to share in a one-time assessment credit, which we estimate to be approximately $228,000 for the bank. In addition, the Act amends its regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to
set assessment rates effective January 1, 2007.   Based on the
Act's new regulations and the resulting available credit amount, we currently expect an immaterial impact on our results of operations for 2007 as compared to 2006.

The business of Union National is affected by the state of the financial services industry in general. The last Community Reinvestment Act performance evaluation by the OCC resulted in a "satisfactory" rating of the bank's record of meeting the credit needs of its entire community.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market Risk - Interest Rate Risk
________________________________
As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of our assets and liabilities. The nature of our current operations is such that we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets.

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National's Board of Directors. We manage interest rate risk by changing the mix or repricing characteristics of our investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. We retain an outside consulting group to assist in monitoring our interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

In an effort to assess market risk, we utilize a simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to our net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of our earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The results of the simulation model could change significantly if there was not a parallel shift in interest rates, therefore causing a change in the assumed shape of the interest rate yield curve.

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the bank's net interest income over the next twelve months to decline less than 2% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would cause the bank's net interest income over the next twelve months to decline less than 1%. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2007 by the following:

   - De-leveraging our balance sheet by selling investment securities and using the proceeds to pay down borrowings;
   - Managing the use of adjustable- and floating-rate loans in comparison to fixed-rate loans for new or refinanced commercial and agricultural loans;
   - Managing and expanding the bank's core deposit base including deposits obtained in our commercial cash management programs and premium money market accounts; and
   - Limiting our use of fixed-rate and floating-rate advances from the FHLB.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest
Income/Funding Sources.

               Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
_________________________________________________
Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2007, Union National's Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls
____________________________
During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

                Item 4T - CONTROLS AND PROCEDURES

Not applicable.

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

Item 1A.  Risk Factors

During the three months ended March 31, 2007 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds

                ISSUER PURCHASES OF EQUITY SECURITIES
                                                      (c)
                                                Total Number of
                                                      Shares
                        (a)                       Purchased as
                       Total          (b)            Part of
                     Number of      Average         Publicly
                      Shares       Price Paid    Announced Plans
     Period          Purchased      per Share      or Programs*
________________________________________________________________
January 1, 2007 to
January 31, 2007          2          $18.53            2

February 1, 2007 to
February 28, 2007        46          $17.37           46

March 1, 2007 to
March 31, 2007            1          $17.05            1
                    ________                       _______
Total                    49          $17.40           49

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
     Period                            Programs*
________________________________________________________________

January 1, 2007 to
January 31, 2007                       50,062

February 1, 2007 to
February 28, 2007                      50,016

March 1, 2007 to
March 31, 2007                         50,015

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

                            Union National Financial Corporation
                                        (Registrant)



                                    By  __/s/ Mark D. Gainer___
                                        Mark D. Gainer
                                        Chairman/President/Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)

                                    Date: May 15, 2007


                                    By  _/s/ Diane W. Rodkey ___
                                        Diane W. Rodkey
                                        Vice President, Chief
                                        Accounting Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                    Date: May 15, 2007

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

                                  By  __/s/ Mark D. Gainer__ ___
                                      Chairman/President/CEO

                                  Date: May 15, 2007

                          EXHIBIT 31.2

              CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                   PURSUANT TO EXCHANGE ACT RULES
              13A-14(A)/15D-14(A) AS ADDED BY SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002
                          CERTIFICATION

I, Diane W. Rodkey, Vice President, Chief Accounting Officer, certify, that:

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

                                    By  /s/ Diane W. Rodkey
                                        _______________________
                                        Vice President, Chief
                                        Accounting Officer

                                        Date: May 15, 2007

                          EXHIBIT 32
            CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                   PRINCIPAL FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350
                 AS ADDED BY SECTION 906 OF THE
                  SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Union National Financial Corporation on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark D. Gainer, President/CEO, and I, Diane W. Rodkey, Vice President, Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1.  The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of
        1934.

    2. To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Union National as of the dates and for the periods expressed in the Report.



                                By  __/s/ Mark D. Gainer________
                                    Chairman/President/CEO

                                Date: May 15, 2007


                                By  __/s/ Diane W. Rodkey   ____
                                    Vice President, Chief
                             Accounting Officer

                                Date: May 15, 2007