Form 10-Q
period 2007-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2007-08-14
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19214

UNION NATIONAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2415179
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

570 Lausch Lane
Lancaster, Pennsylvania	17601
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,542,289 shares of ($.25 par) common stock were outstanding as of August 10, 2007.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I - FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	1
	Consolidated Statements of Income	2 - 3
	Consolidated Statements of Comprehensive Income	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 - 9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 21
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 -	Controls and Procedures	23
Item 4T -	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings	24
Item 1A -	Risk Factors	24
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 -	Defaults Upon Senior Securities	24
Item 4 -	Submission of Matters to a Vote of Security Holders	24
Item 5 -	Other Information	24
Item 6 -	Exhibits	25

Signature Page		26

Exhibit 31.1 -	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 -	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except share data)	6/30/2007	12/31/2006
ASSETS
Cash and Due from Banks	$15,330	$15,129
Interest-Bearing Deposits in Other Banks	159	333
Fed Funds Sold	14,234	-
Total Cash and Cash Equivalents	29,723	15,462
Investment Securities Available for Sale	62,830	129,810
Loans Held for Sale	1,493	1,662
Loans and Leases, Net of Unearned Income	358,553	341,113
Less: Allowance for Loan and Lease Losses	(3,449)	(3,070)
Net Loans and Leases	355,104	338,043
Premises and Equipment, Net	9,482	9,580
Restricted Investment in Bank Stocks	4,013	5,994
Bank-Owned Life Insurance	10,452	10,243
Other Assets	6,285	6,803
TOTAL ASSETS	$479,382	$517,597

LIABILITIES
Deposits:
Noninterest-Bearing	$47,893	$48,311
Interest-Bearing	308,688	291,764
Total Deposits	356,581	340,075
Short-Term Borrowings	3,877	10,544
Long-Term Debt	68,816	117,571
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	4,408	3,443
TOTAL LIABILITIES	451,023	488,974

Minority Interest in Consolidated Subsidiaries	(21)	75

STOCKHOLDERS’ EQUITY
Common Stock (Par Value $.25 per share)	740	735
Shares: Authorized - 20,000,000;
Issued - 2,960,168 and 2,941,808 shares at June 30,
2007 and December 31, 2006, respectively
Outstanding - 2,542,293 and 2,523,983 shares at
June 30, 2007 and December 31, 2006, respectively
Surplus	13,240	12,918
Retained Earnings	23,037	23,460
Accumulated Other Comprehensive Loss	(312)	(242)
Treasury Stock, at cost - 417,875 and 417,825 shares
at June 30, 2007 and December 31, 2006, respectively	(8,325)	(8,323)
TOTAL STOCKHOLDERS’ EQUITY	28,380	28,548
TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$479,382	$517,597

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans and Leases	$6,759	$5,720	$13,214	$11,075
Investment Securities:
Taxable Interest	701	1,175	1,618	2,164
Tax-Exempt Interest	187	355	404	719
Dividends	66	100	151	176
Other	101	1	117	9
Total Interest Income	7,814	7,351	15,504	14,143
INTEREST EXPENSE
Deposits	2,558	1,932	4,970	3,601
Short-Term Borrowings	56	103	163	188
Long-Term Debt	843	1,411	1,922	2,667
Junior Subordinated Debentures	321	203	639	397
Total Interest Expense	3,778	3,649	7,694	6,853
Net Interest Income	4,036	3,702	7,810	7,290
PROVISION for LOAN and LEASE LOSSES	270	307	477	337
Net Interest Income after Provision
for Loan and Lease Losses	3,766	3,395	7,333	6,953
OTHER OPERATING INCOME
Income from Fiduciary Activities	143	66	210	143
Service Charges on Deposit Accounts	467	417	866	805
Other Service Charges, Commissions, Fees	300	249	536	463
Alternative Investment Sales Commissions	217	184	416	353
Net Investment Securities Gains	597	19	78	41
Impairment Charge on Investment Security	(450)	-	(450)	-
Mortgage Banking/Brokerage Activities	619	824	1,405	1,514
Title Insurance/Settlement Income	100	158	223	290
Earnings from Bank-Owned Life Insurance	106	90	209	181
Other Income	85	107	285	200
Total Other Operating Income	2,184	2,114	3,778	3990
OTHER OPERATING EXPENSES
Salaries and Wages	2,063	2,012	4,251	3,975
Retirement Plan and Other Employee Benefits	513	539	1,113	1,109
Net Occupancy	746	375	1,291	699
Furniture and Equipment	272	224	532	408
Professional Fees	495	163	868	348
Data Processing Services	223	209	439	411
Pennsylvania Shares Tax	94	81	156	108
Advertising and Marketing	211	460	435	715
ATM Processing	86	107	173	201
Minority Interest in Earnings (Losses) of Subsidiaries	(138)	139	(67)	130
Restructuring Charge	181	-	717	-
Other Expenses	911	783	1,606	1,559
Total Other Operating Expenses	5,657	5,092	11,514	9,663
Income (Loss) before Income Taxes	293	417	(403)	1,280
PROVISION (BENEFIT) for INCOME TAXES	(44)	(55)	(384)	38
NET INCOME (LOSS)	$337	$472	$(19)	$1,242

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
PER SHARE INFORMATION
Net Income (Loss) - Basic	$0.13	$0.19	$(0.01)	$0.49
Net Income (Loss) - Assuming Dilution	0.13	0.19	(0.01)	0.49
Cash Dividends	0.06	0.16	0.16	0.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands)
Net Income (Loss)	$337	$472	$(19)	$1,242
Other Comprehensive Income (Loss):
Unrealized Holding Losses on Available-for-
Sale Investment Securities Arising During the
Period, Net of Tax Benefit of $237 and $668 for
the three months ended and $190 and $685 for
the six months ended June 30, 2007 and 2006,
respectively	(460)	(1,298)	(369)	(1,331)
Reclassification Adjustment for (Gains) Losses
included in Net Income (Loss), Net of Tax
(Expense) Benefit of ($49) and ($6) for the three
months ended and $127 and ($13) for the six
months ended June 30, 2007 and 2006, respectively	(98)	(13)	245	(28)
Unrealized Losses on Cash Flow Hedges Arising
During the Period, Net of Tax Benefit of $23 and $10
for the three months ended and $20 and $20 for the six
months ended June 30, 2007 and 2006, respectively	(44)	(19)	(39)	(39)
Reclassification Adjustment for Hedging Losses
included in Net Income (Loss), Net of Tax Benefit
of $38 for the three months ended and $48 for the six
months ended June 30, 2007, respectively	73	-	93	-
Total Other Comprehensive Loss	(529)	(1,330)	(70)	(1,398)

TOTAL COMPREHENSIVE LOSS	$(192)	$(858)	$(89)	$(156)

See notes to consolidated financial statements.

Union National Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
CASH FLOWS from OPERATING ACTIVITIES
Net Income (Loss)	$(19)	$1,242
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	653	512
Provision for Loan and Lease Losses	477	337
Restructuring Charge, net of Cash Payments	511	-
Impairment Charge on Investment Security	450	-
Stock-Based Compensation Expense	67	-
Net (Accretion) Amortization of Investment
Securities’ (Discounts) Premiums	(18)	309
Net Investment Securities Gains	(78)	(41)
(Decrease) Increase in Minority Interest Liability	(67)	119
Earnings from Bank-Owned Life Insurance	(209)	(181)
Gains on Loans Sold	(1,024)	(953)
Net Gain on Sale of Foreclosed Real Estate	(128)	-
Proceeds from Sales of Loans	37,713	34,901
Loans Originated for Sale	(36,520)	(32,188)
Decrease in Accrued Interest Receivable	506	4
Increase in Other Assets	(127)	(760)
Increase in Other Liabilities	454	571
Net Cash Provided by Operating Activities	2,641	3,872
CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	81,885	6,497
Proceeds from Maturities of Available-for-Sale Securities	4,766	7,172
Purchases of Available-for-Sale Securities	(20,213)	(27,677)
Net Sales (Purchases) of Restricted Investments in Bank Stocks	1,981	(269)
Proceeds from Sale of Foreclosed Real Estate, net	314	-
Net Loans and Leases Made to Customers	(17,538)	(23,616)
Purchases of Premises, Equipment and Software	(513)	(2,813)
Net Cash Provided by (Used in) Investing Activities	50,682	(40,706)
CASH FLOWS from FINANCING ACTIVITIES
Net (Decrease) Increase in Demand Deposits and Savings Accounts	(419)	4,738
Net Increase in Time Deposits	16,925	29,135
Net Decrease in Short-Term Borrowings	(6,667)	(8,707)
Proceeds from Issuance of Long-Term Debt	4,254	22,267
Payments on Long-Term Debt	(53,009)	(8,587)
Acquisition of Treasury Stock	(2)	(106)
Issuance of Common Stock	260	233
Cash Dividends Paid	(404)	(804)
Net Cash (Used in) Provided by Financing Activities	(39,062)	38,169
Net Increase in Cash and Cash Equivalents	14,261	1,335
CASH and CASH EQUIVALENTS - Beginning of Period	15,462	14,501
CASH and CASH EQUIVALENTS - End of Period	$29,723	$15,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments (Refunds) for:
Interest	$7,858	$6,691
Income Taxes	(200)	300

See notes to consolidated financial statements.

UNION NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006, and results of operations and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2006 Annual Report to Stockholders.

2. Basis of Presentation

The consolidated financial statements include the accounts of Union National Financial Corporation (“Union National”), its subsidiary Union National Community Bank (the “Bank”), and Bank subsidiaries Union National Insurance Agency, and Home Team Financial, LLC and its subsidiary TA of Lancaster, LLC (together, “Home Team”). All material intercompany accounts and transactions have been eliminated in consolidation. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

3. Earnings per Share

Net income (loss) as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings (loss) per share information. Reconciliations of shares used in the computations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted-average common shares
outstanding used in the computation
of basic earnings (loss) per share	2,528,321	2,515,278	2,527,090	2,513,665
Effect of dilutive stock options	6,283	20,028	-	19,832
Weighted-average common shares and
equivalents used in the computation
of diluted earnings (loss) per share	2,534,604	2,535,306	2,527,090	2,533,497
Stock options not included in the
earnings (loss) per share computation
as their effect would have been anti-
dilutive	107,008	87,563	144,681	90,756

4. Share-Based Payments

Union National has three stock option plans: the Employee Stock Purchase Plan (“ESPP”); the Employee Stock Incentive Plan (“SIP”); and the Independent Directors’ Stock Option Plan (“IDSOP”). None of these plans have remaining options available for grant as of June 30, 2007. Options granted under the ESPP have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. ESPP options lapse immediately upon termination of employment. Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant. 31,900 options were granted under the SIP during January 2007, 7,200 of which were forfeited during the second quarter of 2007 due to employee terminations. These options vest over six months, become exercisable six months after the grant date, and generally lapse 90 days after termination of employment. The IDSOP consists of non-qualified stock options with terms up to 10 years. These options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the board of directors. It is Union National’s policy to issue new shares upon the exercise of stock options.

On January 1, 2006, Union National adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which requires compensation expense to be recognized for share-based awards based upon an assessment of the grant date fair value. Union National is using the modified prospective method of adoption, which permits application of SFAS 123(R) on a going-forward basis rather than restating prior periods. Stock compensation expense for share-based awards after January 1, 2006 is recognized on a straight-line basis over the vesting period of the award, and is adjusted for expected forfeitures. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted or vested during the six months ended June 30, 2006. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2007 was $3.41, computed using the following weighted-average assumptions:

Expected Dividend Yield	3.45%
Risk-Free Interest Rate	5.02%
Expected Life (Years)	8.0
Expected Volatility	17.11%
The following table summarizes Union National’s share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Pre-tax compensation expense	$31	$-	$67	$-
Tax benefit	-	-	-	-

Stock option expense, net of tax	$31	$-	$67	$-

No tax benefit was recorded in connection with the options expensed during 2007 because they are qualified stock options that have no tax benefit to the issuer unless there is a disqualifying disposition of the shares obtained upon exercise of the options. Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the six months ended June 30, 2007 or 2006 as there were no such exercises, and we have been informed of no such dispositions, during the periods then ended.

Stock option transactions for the six months ended June 30, 2007 are summarized below:

	Stock	Weighted-Average
	Options	Exercise Price
Options Outstanding at December 31, 2006
(Prices range from $11.52 to $22.14)	177,330	$18.14
Options Granted	31,900	18.50
Options Exercised	(13,272)	12.92
Options Forfeited	(48,724)	18.76
Options Expired	(2,553)	20.10

Options Outstanding at June 30, 2007
(Prices range from $11.52 to $22.14)	144,681	$18.30

The following table presents information regarding options outstanding as of June 30, 2007:

Weighted-average contractual remaining term - options outstanding	5.5 Years
Aggregate intrinsic value - in-the-money options outstanding	$103,000

Options exercisable	119,981
Weighted-average exercise price - options exercisable	$18.26
Weighted-average contractual remaining term - options exercisable	5.0 Years
Aggregate intrinsic value - in-the-money options exercisable	$103,000

As of June 30, 2007, $14,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of one month. During the six months ended June 30, 2007 and 2006, Union National received proceeds of $171,000 and $41,000, respectively, for the exercise of options with an intrinsic value of $25,000 and $16,000, respectively. Aggregate intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option, multiplied by the number of in-the-money options.

5. Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $8,756,000 and $8,694,000 of standby letters of credit outstanding as of June 30, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

6. Deleveraging and Restructuring Initiatives

During January 2007, Union National engaged the consulting firm of S.R. Snodgrass, A.C. (“Snodgrass”) to undertake a profit enhancement project to assist management in developing and implementing strategies for achieving higher profitability. In January 2007, in conjunction with Snodgrass’ engagement, Union National decided to deleverage its Balance Sheet in order to strengthen the Bank’s equity position, enhance its income tax effectiveness, and facilitate its future core banking growth strategies for loans and deposits. Consequently, the Bank reduced the size of its securities portfolio by $66,000,000 while paying down Federal Home Loan Bank debt and other short-term borrowings, thereby reducing its overall capital needs and improving its interest rate risk profile. Union National realized net losses on the sale of securities of $519,000 on a pre-tax basis and incurred prepayment penalties of $31,000 on a pre-tax basis. In the aggregate, 2007 first quarter earnings were adversely impacted by $363,000 after tax or $0.14 per share due to the net losses and prepayment penalties incurred in the de-leveraging transaction.

Also in conjunction with the Snodgrass engagement, management performed an evaluation of the Bank’s operations in order to identify efficiencies and appropriate staffing levels. The first stage of this initiative was completed during the first quarter of 2007. On March 29, 2007, three senior-level executives were terminated, resulting in a restructuring charge consisting of severance and related costs in the amount of $536,000 ($354,000 after tax or $0.14 per share). During April 2007, the second stage of the initiative was completed, resulting in additional severance and related charges of $181,000 ($119,000 or $0.05 per share after tax) under the restructuring program during the second quarter of 2007.

7. Impairment Charge on Investment Security

During the second quarter of 2007, we determined that impairment in the value of a security in our investment portfolio was “other than temporary,” and recorded the related loss in the consolidated statement of income. In order to determine that the unrealized loss on the security was other than temporary, we primarily considered the amount by which, and the length of time for which, the market value has been less than cost. The investment had an amortized cost (book value) of $1,000,000 while the market value was $550,000, resulting in an impairment charge of $450,000 ($297,000 or $0.12 per share after tax). The recognition of this loss in the consolidated statement of income resulted in a reclassification adjustment of $297,000 from Other Comprehensive Income (Loss).

8. Memorandum of Understanding

On June 20, 2007, the Bank entered into a Memorandum of Understanding ("MOU") with the Comptroller of the
Currency ("OCC"). Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, applicable law and regulations, (3) review and revise a written program to improve the Bank's loan portfolio management, (4) review and revise the Bank's funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank's consumer compliance program, (6) ensure the Bank's interest rate risk ("IRR") measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU. Each provision of the MOU is subject to OCC approval, non-objection and/or review.

9. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for Union National beginning January 1, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on Union National’s consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Union National’s adoption of the provisions of SAB 108 beginning January 1, 2007 had no impact on its consolidated financial position and results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. EITF 06-4 is effective in fiscal years beginning after December 15, 2007, with early adoption permitted. Union National is evaluating the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The EITF did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 159 on Union National’s consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Union National is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”). Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005. Home Team operates a mortgage banking and brokerage business and also offers title insurance and settlement services. The Bank’s ownership interest in Home Team is 98% with an initial interest in net profits of 30%, which increases over succeeding years. This discussion should be read in conjunction with the financial tables, statistics, financial statements and notes to financial statements appearing in our 2006 annual report. Current performance does not guarantee, assure or indicate similar performance in the future.

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Union National, the Bank or the combined company. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements.

Stockholders should note that many factors, some of which are discussed elsewhere in this document, our 2006 annual report, our 2006 Form 10-K, Forms 10-Q and 8-K that we have filed during 2007, and in the documents that we incorporate by reference, could affect the future financial results of Union National, the Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces;

•	Rapidly changing technology; and

•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

The provision for loan1 losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions we used in making the evaluation.

1 Loans include leases that meet the criteria for direct financing leases under SFAS No. 13. Loans and lease financing receivables are, throughout the remainder of Management’s Discussion and Analysis, together referred to as “loans.”

All of our investments are carried at fair value with any unrealized gains, as well as losses that we consider to be temporary, reported net of tax as an adjustment to stockholders’ equity. If we determine that impairment in the value of an investment security is “other than temporary,” the related loss is recorded in the consolidated income statement. In order to determine whether such unrealized losses are other than temporary, we must regularly review investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other than temporary.

Results of Operations

Overview

Consolidated net income was $337,000 and $472,000 for the three months ended June 30, 2007 and 2006, respectively. For the second quarter of 2007, basic and diluted earnings per share (“EPS”) amounted to $0.13, as compared to basic and diluted earnings per share of $0.19 for the same period of 2006. For the six months ended June 30, 2007, we incurred a consolidated net loss of $19,000 or $0.01 per share, versus consolidated net income of $1,242,000 for the six months ended June 30, 2006, which amounted to basic and diluted EPS of $0.49. Results for 2007 include the following income and expense items related to previously announced actions undertaken to improve efficiency and profitability:

•
Net gains of $597,000 ($394,000 or $0.16 per share after tax) realized during the second quarter of 2007 by liquidating the portfolio of municipal securities yielding 4.97%. These securities were replaced with U.S. Agency securities yielding 5.31%, to enhance income tax effectiveness;

•
A pre-tax loss of $450,000 ($297,000 or $0.12 per share after tax) recognized during the second quarter for an other-than-temporary impairment in the value of an available-for-sale investment debt security. Based on our ongoing evaluation of the investment securities portfolio, we have determined based on the amount and length of time the fair value has been less than amortized cost that this decline in value was other than temporary;

•
Net pre-tax losses on the sale of approximately $66 million of investment securities and prepayment penalties on debt amounting to $519,000 and $31,000, respectively, (totaling $363,000 or $0.14 per share after tax) during the first quarter, in conjunction with the previously announced deleveraging strategy;

•
Restructuring charges of $717,000 ($473,000 or $0.19 per share after tax) consisting of severance and related benefits resulting from staff reductions that were completed during March and April in order to adjust the size and makeup of staff in order to be more competitive;

•
An increase in professional fees amounting to $520,000 ($343,000 or $0.14 per share after tax) for the six months ended and $332,000 ($218,000 or $0.09 per share after tax) for the three months ended June 30, 2007 as compared to the same periods of 2006, primarily incurred in connection with regulatory matters, legal services regarding employee severance, and the previously announced engagement of the consulting firm of S.R. Snodgrass, A.C. to undertake a profit enhancement project; and

•
A charge of $259,000 ($171,000 or $0.07 per share after tax), included in Net Occupancy Expense, for a commitment on a parcel of real estate which was to be used for a future retail branch site. We have decided not to pursue the expansion at this time.

Operating losses incurred by Home Team Financial, LLC amounted to ($203,000) in the second quarter of 2007 as compared to operating income of $115,000 during the same period last year, primarily due to severance payments and a general decline in the overall housing market. Due to this trend in the housing market, Home Team experienced a lower number and dollar volume of loan originations during the second quarter of 2007, which contributed to a decline in revenue as compared to the same quarter of last year. Union National’s 30% share of the decrease in Home Team’s results lowered Union National’s consolidated income by $95,000 ($63,000 or $0.02 per share after tax) compared to the second quarter of 2006. Effective July 1, 2007, Union National’s share of Home Team’s income or loss will increase from 30% to 62.61%.

In addition to the above items, the opening of two Gold Café retail office locations during the second and fourth quarters of 2006 resulted in increased operating expenses during the first six months of 2007 as compared to the first six months of 2006, primarily due to occupancy costs and salaries, wages, and benefits for Gold Café staff. Further cost increases resulted from annual salary increases, and higher occupancy costs associated with the relocation of our corporate headquarters. We have implemented staff reductions and redeployments during March and April 2007 in order to reduce overall future operating expenses.

Net interest margin for the three months ended June 30, 2007 increased to 3.90% on a taxable-equivalent basis, up from 3.58% a year ago and from 3.61% during the first quarter of 2007. For the year to date, Union National’s 2007 net interest margin percentage on a taxable equivalent basis has increased by 16 basis points over the prior year, to 3.75%. The de-leveraging of our balance sheet (see Note 6 to the Financial Statements, above) coupled with strong loan growth and a shift toward core funding through deposit growth have contributed to this margin expansion.

Net income (loss) as a percent of average stockholders' equity, also known as return on average equity (“ROE”) and net income (loss) as a percent of average realized stockholders’ equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
ROE	4.74%	6.71%	(0.13%)	9.02%
ROE (Realized Equity)	4.70%	6.51%	(0.13%)	8.78%

Our accumulated other comprehensive loss consists of the amount of net unrealized losses on available-for-sale investment securities, net of tax.

During the second quarter of 2007, overall loan balances increased by $7,951,000 or 2.3% over loans outstanding at the preceding quarter-end, primarily resulting from an increase in consumer loans and commercial and agricultural loans and leases, partially offset by a decrease in residential mortgage loans. This rate of increase was slightly below the overall loan growth rate of 2.8% that we experienced during the first quarter of 2007.

Outlook

The economy in the Bank’s market may be positively or negatively impacted by national events and may be subject to overall national economic trends. The overall effects of past economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength and higher interest rates. We are monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loan Quality and Credit Risk. Our subsidiary, Home Team Financial, originates mortgages for resale. Trends in the housing market that affect the number of loan originations, and the willingness of investors to purchase loans originated by Home Team, may positively or negatively impact Home Team’s results. Effective July 1, 2007, Union National’s share of Home Team’s income or loss will increase from 30% to 62.61%.

We currently expect moderate growth in loans and deposits for 2007, driven largely by our continued emphasis on development of new commercial business relationships, the 2006 opening of two Gold Cafe branch offices, and promotion of our deposit products through marketing and special pricing. The Gold Cafes feature innovative delivery of branch banking services in an upscale coffee house setting. Based upon projected incremental loan generation, fee and commission income, and deposit growth resulting from the additional branches, each branch is expected to begin operating at breakeven in approximately its third year of operation. We also added a new business banking center located in Ephrata, Pennsylvania, during the second quarter. Due to its small size and focused activities, this branch is expected to begin operating at breakeven after approximately 18 months of operation. We are continuing to develop and promote additional loan and deposit products, to implement various sales strategies and to offer incentives to employees to generate loan and deposit growth. Increased lending volume from these activities and from the additional branch locations is expected to have a positive impact on net interest income and other operating income for the remainder of 2007.

Our engagement of Snodgrass relative to the profit enhancement project is nearing completion. Snodgrass utilized a unique diagnostic methodology to aggressively locate opportunities for profit improvement, coupled with a detailed implementation plan and change management techniques to build an ongoing process for innovation and efficiency with sustainable results. Each specific profit project that was identified has resulted in measurable targets for increases to pre-tax income. This engagement resulted in higher cash requirements for professional fees during the first half of 2007, which we believe will be largely offset by the identified increases in income during the second half of the year.

On June 20, 2007, the Bank entered into a Memorandum of Understanding ("MOU") with the Comptroller of the
Currency ("OCC"), as described in Note 8 to the Financial Statements. We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU. We are committed to addressing and resolving the issues presented in the MOU.

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

During the three previous calendar years, we have experienced growth in assets that outpaced growth in deposits, requiring the increased use of alternative sources of funding. As of December 31, 2006, approximately $130 million or 25% of our total assets consisted of available-for-sale investment securities, which contributed to our reliance on relatively high-cost financing sources such as borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”), brokered certificates of deposit (“brokered CDs”), and issuance of junior subordinated debentures. During January 2007, we deleveraged our balance sheet by reducing the size of our investment portfolio while paying down FHLB debt and other short-term borrowings, reversing this trend. See Note 6 to the Consolidated Financial Statements, above. As of June 30, 2007, our outstanding long-term FHLB advances were $68,816,000 with an average interest rate of 4.91%, as compared to borrowings of $117,571,000 and $119,495,000 with average interest rates of 5.03% and 4.81% as of December 31 and June 30, 2006, respectively. The long-term advances have maturities that range from October 2008 to December 2013. Prior to the deleveraging, we had also obtained funding through the use of brokered CDs, which can be obtained by bidding for funds through various sources. As of June 30, 2007 and December 31, 2006, we had $26,008,000 and $31,975,000 in brokered CDs outstanding with average interest rates of 5.04% and 4.96%, respectively, compared to $30,140,000 with an average interest rate of 4.78% as of June 30, 2006. As noted above, the deleveraging transaction has begun to have a positive impact on our net interest margin for 2007 and we expect this to continue in future periods.

During 2004 and 2003, we obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%. The coupon rate was 8.205% at June 30, 2007, 8.23% at December 31, 2006, and 8.0% at June 30, 2006. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period through November 2007, and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.0%. On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures with a five-year initial fixed rate of 7.17% that will remain in effect through July 2011, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. All of the above debentures are callable at our option five years after issuance.

The terms and amounts of the FHLB borrowings, brokered CDs, and the issuance of the junior subordinated debentures, when combined with our overall balance sheet structure, maintain Union National within its interest rate risk policies.

The change in the makeup of our balance sheet and the mix of funding sources, together with changes in the cost of those funding sources, contributed to an increase in the second quarter 2007 net interest margin to 3.90% from 3.31% in the fourth quarter of 2006 and 3.58% in the second quarter of 2006. In comparing the three months ended June 30, 2007, to the same period of 2006, the net effect of changes in volume of average earning assets and interest-bearing liabilities on net interest income was an increase of $300,000. Average earning assets decreased by 2.7% for the three months ended June 30, 2007, as compared to the same period of 2006. Average loans grew by 14.8%, funded by an 11.5% increase in average deposits and a reduction in investment securities. Proceeds from the sale of investment securities were also used to reduce borrowings and to invest in Fed funds sold. These favorable volume effects were partially offset by an increase in overall interest rates and a change in the mix of earning assets and funding sources, which reduced net interest income by $69,000 for the three months ended June 30, 2007, compared to the same period of 2006. The net effect of the above factors on net interest income on a taxable-equivalent-yield basis for the first quarter of 2007 was an increase of $231,000 as compared to the same period of 2006.

For the six months ended June 30, 2007, net interest margin increased to 3.75% from 3.26% in the six months ended June 30, 2006. The net effect of changes in volume of average earning assets and interest-bearing liabilities on net interest income during the first half of 2007 was an increase of $562,000 as compared to the same period of 2006. Average earning assets during the six months ended June 30, 2007 were flat with the prior year, as a 14.7% increase in average loans was offset by a reduction in investment securities. Proceeds from the sale of investment securities were also used to reduce borrowings and invest in Fed funds sold. These favorable volume effects were partially offset by an increase in overall interest rates and a change in the mix of earning assets and funding sources, which reduced net interest income by $232,000 for the six months ended June 30, 2007, compared to the same period of 2006. The net effect of the above factors on net interest income on a taxable-equivalent-yield basis for the first six months of 2007 was an increase of $330,000 as compared to the same period of 2006.

For the remainder of 2007, we anticipate that our net interest margin percentage will continue to show modest improvement over prior year levels due to the effects of changes in the mix of earning assets and funding sources described above, partially offset by the inverted treasury yield curve. Current year expected growth in earning assets and a continued shift from wholesale funding to core deposit growth should further increase our net interest margin for 2007. Our net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on our analysis of the adequacy of the allowance for loan losses. For the three months ended June 30, 2007, the provision for loan losses was $270,000, down from $307,000 during the three months ended June 30, 2006. For the six-month periods ended June 30, 2007 and 2006, the provision for loan losses was $477,000 and $337,000, respectively. The higher provision in 2007 can be primarily attributed to loan growth and increased delinquencies in the lease portfolio, partially offset by a decrease in net charge-offs to $98,000 during the first six months of 2007 compared to $195,000 during the same period last year. We may need to make future adjustments to the allowance, and consequently the provision for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion on Credit Risk and Loan Quality/Allowance for Loan Losses.

Other Operating Income

Other Operating Income was $2,184,000, an increase of $70,000 or 3.30% during the second quarter of 2007 versus the second quarter of 2006. For the six months ended June 30, 2007, Other Operating Income decreased by $212,000 to $3,778,000 as compared to the first six months of 2006. The variances for the three-month and six-month periods resulted from increases (decreases) in the following items:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006
Gain on Sale of Foreclosed Real Estate	$1	$128
Income from Fiduciary Activities	77	67
Mortgage Banking/Brokerage Activities	(205)	(109)
Title Insurance/Settlement Income	(58)	(67)
Debit and Credit Card-Related Income	36	68
Alternative Investment Sales Commissions	33	63
Overdraft Fees	52	71
Earnings from Bank-Owned Life Insurance	16	28
Net Investment Securities Gains	578	37
Impairment Charge on Investment Security	(450)	(450)
ATM Cash Service Fees	(14)	(36)
Other, net	4	(12)
Total Increase (Decrease) in Other Operating Income	$70	$(212)

Mortgage Banking/Brokerage Activities and Title Insurance/Settlement Income reflect decreased loan originations and settlements, as well as lower gains on sales of loans by Home Team. Debit and Credit Card-Related Income consists of commissions and interchange income, which has increased due to our continued marketing emphasis on card usage by our customers and increased merchant card fee income. Alternative Investment Sales Commissions increased due to heightened sales activity, an increase in assets under management, and a higher commission rate. Overdraft Fees have increased as a result of our “Overdraft Privilege” product, which permits customers to overdraw their accounts subject to certain limits, and an increase in the fee that we charge for insufficient funds to a level comparable with competitors in our market. Earnings from Bank-Owned Life Insurance fluctuates with interest rates. ATM Cash Service Fees, which relate to an arrangement with a local ATM company where we provide cash for its ATM machines, have decreased due to lower amounts of cash on hand at the ATM company. There were also various smaller decreases in other income categories during 2007 as compared with 2006.

During the second quarter of 2007, we realized gains of $597,000 on the liquidation of our portfolio of municipal securities, as described in the section titled “Overview”, above, which more than offset the net losses incurred on sales of investment securities of $519,000 during the first quarter of 2007 related to the deleveraging transaction described in Note 6 to the Consolidated Financial Statements. We also recognized a pre-tax loss of $450,000 during the second quarter of 2007 for an other-than-temporary impairment in the value of an available-for-sale investment debt security, as described in Note 7 to the Consolidated Financial Statements.

Other Operating Expenses

Other Operating Expenses totaled $5,657,000, an increase of $565,000 or 11.1% during the second quarter of 2007 versus the second quarter of 2006. For the six months ended June 30, 2007, Other Operating Expenses increased by $1,851,000 to $11,514,000 as compared to the first six months of 2006. The variances for the three-month and six-month periods resulted from increases (decreases) in the following items:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006
Restructuring Charge	$181	$717
Salaries, Wages, and Benefit Costs	25	280
Net Occupancy and Furniture & Equipment	419	716
Professional Fees	332	520
Minority Interest in Losses of Subsidiaries	(277)	(197)
Advertising and Marketing	(249)	(280)
Other, net	134	95
Total increase in Other Operating Expenses	$565	$1,851

The Restructuring Charge, described in Note 6 to the Consolidated Financial Statements, consisted of severance and related costs. The increase in Salaries, Wages, and Benefit Costs resulted from Gold Café staff additions, annual salary increases, and staff additions, partially offset by a decrease in per-employee health insurance costs resulting from the addition of Home Team’s employees to our health insurance plan. Net Occupancy increased primarily due to a charge of $259,000 for a commitment on a parcel of real estate described in the section titled “Overview”, above; the occupancy of the Lausch Lane office facility and the Gold Café retail branch offices; and an addition to the administrative services center (“ASC”) in Mount Joy, PA. These costs were partially offset by the termination of an office lease enabled by the move of Bank employees into the Lausch Lane office, and the relocation of Home Team operations into a portion of our Mount Joy office formerly occupied by our corporate headquarters. Furniture and Equipment expense increased primarily due to depreciation of the furniture and equipment at Lausch Lane, the Gold Cafés, and the ASC addition. Professional fees increased primarily in connection with regulatory matters, legal services regarding employee severance, and the Snodgrass consulting engagement described above. Minority Interest in Losses of Subsidiaries reflects the minority interest in the losses of Home Team Financial, LLC and its subsidiary, TA of Lancaster, LLC as compared to their interest in earnings of those entities in the prior year. Advertising and Marketing were higher in 2006 primarily due to branding costs related to the Gold Café. There were also smaller increases in various other expense categories in 2007 as compared with 2006.

Income Taxes

The benefit from income taxes was $44,000 and $55,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the benefit from income taxes was $384,000 as compared to expense of $38,000 the same period of last year. Our effective tax rates were as follows:

	Three Months Ended	Six Months Ended
June 30, 2007	(15.0%)	(95.3%)
June 30, 2006	(13.2%)	3.0%

Generally, our effective tax rate is below the statutory rate due to tax-exempt earnings on investments, loans and bank-owned life insurance and the impact of tax credits. The negative effective tax rate for 2007 is due the relative size of the expenses incurred in connection with the deleveraging, restructuring, and profit enhancement initiatives, losses at Home Team, the impairment charge on an investment security and the recognition of a commitment on a parcel of real estate, in comparison to book net income (loss). The realization of the resulting deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to utilize deferred tax assets.

Financial Condition

Loan Quality and Credit Risk

Other than as described herein, we do not believe there are any trends, events or uncertainties affecting loans that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms. We continue to closely monitor these borrowers' financial strength. At June 30, 2007, total nonperforming loans amounted to $2,750,000, or 0.8% of net loans, as compared to a level of $2,533,000, or 0.7%, at December 31, 2006. Historically, the percentage of nonperforming loans to net loans as of December 31 for the previous five-year period was an average of 0.7%.

Schedule of Nonperforming Assets:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccruing Loans	$2,254	$2,280
Accruing Loans - 90 days or more past due	496	253
Total Nonperforming Loans	2,750	2,533
Foreclosed Real Estate	-	186
Foreclosed Purchased Loans	125	134
Total Nonperforming Assets	$2,875	$2,853

Nonperforming Loans
as a % of Net Loans	0.8%	0.7%

Allowance for Loan Losses
as a % of Nonperforming Loans	125%	121%

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that we believe adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a quarterly basis.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions we used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. We determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency’s (“OCC”) most recent examination. We believe, based on information currently available, that the current allowance for loan losses of $3,449,000 is adequate to meet potential loan losses.

Analysis of Allowance for Loan Losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Average Total Loans Outstanding
(Net of Unearned Income)	$353,472	$307,768	$349,812	$305,075
Allowance for Loan Losses,
Beginning of Period	$3,188	$2,729	$3,070	$2,675
Loans Charged Off During Period	9	225	99	245
Recoveries of Loans Previously
Charged Off	-	6	1	50
Net Loans Charged Off (Recovered)	9	219	98	195
Addition to Provision for Loan Losses
Charged to Operations	270	307	477	337
Allowance for Loan Losses,
End of Period	$3,449	$2,817	$3,449	$2,817

Ratio of Net Loans Charged Off (Recovered) to
Average Loans Outstanding (Annualized)	0.01%	0.28%	0.06%	0.13%
Ratio of Allowance for Loan Losses to
Net Loans at End of Period			0.96%	0.87%

Investment Securities

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings. As of June 30, 2007, we had a total of 56 debt securities of various types that had aggregated unrealized losses of $1,264,000 that amounted to 2.0% of the amortized cost basis of these securities. Included in this total was one debt security with an amortized cost of $1,000,000 that had an unrealized loss of $450,000. We determined that the impairment in the value of this security was “other than temporary,” and recorded the related loss in the consolidated statement of income as an impairment charge of $450,000 ($297,000 or $0.12 per share after tax). In order to determine that the unrealized loss on this security was other than temporary, we primarily considered the amount by which, and the length of time for which, the market value has been less than cost. Based on our assessment of the total investment portfolio at June 30, 2007, we did not hold any other security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in other securities’ fair values below amortized cost have been provided for in other comprehensive income (loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer.

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•	A growing core deposit base;

•	Proceeds from the sale or maturity of investment securities;

•	Payments received on loans and mortgage-backed securities;

•	Overnight correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB; and

•	Acquisition of brokered certificates of deposit (“CDs”) and CDs issued through the CDARS program as discussed in Net Interest Income/Funding Sources, above.

We believe that our core deposits are fairly stable even in periods of changing interest rates. Liquidity management is governed by policies and is measured on a quarterly basis. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels. There are no known trends, except the anticipated loan and deposit growth previously discussed in the Results of Operations section, or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. We are analyzing various capital-enhancing options including but not limited to issuance of common stock; however, no option has been chosen as of the date of this report.

During January 2007, we deleveraged our balance sheet by reducing the size of our investment portfolio by $66 million while paying down FHLB debt and other short-term borrowings, thereby reducing our overall capital needs and improving our interest rate risk profile. See Note 6 to the Consolidated Financial Statements, above. We expect the deleveraging transaction to have a positive impact on our net interest margin for 2007 and future periods.

We have obtained funding through FHLB advances and through the use of brokered CDs, as well as the issuance of junior subordinated debentures. These items are described under Net Interest Income/Funding Sources, above.

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $123,747,000 at June 30, 2007 as compared to $132,977,000 at December 31, 2006. Total standby letters of credit amounted to $8,756,000 at June 30, 2007 as compared to $8,694,000 at December 31, 2006.

In addition, in the conduct of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated. Formerly, the majority of this contract expired in November 2008; however, the contract renegotiation resulted in a new maturity date of November 2013. Any early termination will require the payment of a substantial penalty. The renegotiation and extension of this contract will result in a substantial savings of approximately $100,000 in data processing and ATM processing expenses for 2007 as compared to the costs we would have incurred without the renegotiation. Except as noted above, there has been no material change in contracts for services since December 2006.

Stockholders' Equity

Union National and the Bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities. There are no other known trends or uncertainties, including regulatory matters, that are expected to have a material adverse impact on our capital resources for 2007. We are analyzing various capital-enhancing options including but not limited to issuance of common stock; however, no option has been chosen as of the date of this report.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of June 30, 2007, Union National and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2007, the most recent notification from the regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Union National and the Bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Union National Financial Corporation
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,094	8.18%	$38,091	7.39%
Minimum Required for Capital Adequacy Purposes	18,638	4.00	20,611	4.00
Risk-based Capital Ratios:
Tier I Capital Ratio - Actual	38,094	9.02	38,091	8.97
Minimum Required for Capital Adequacy Purposes	16,884	4.00	16,991	4.00
Total Capital Ratio - Actual	55,060	13.04	54,786	12.90
Minimum Required for Capital Adequacy Purposes	33,768	8.00	33,983	8.00

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Union National Community Bank
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,282	8.22%	$38,048	7.45%
Minimum Required for Capital Adequacy Purposes	18,638	4.00	20,611	4.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	23,297	5.00	25,764	5.00

Risk-based Capital Ratios:
Tier I Capital Ratio - Actual	38,287	9.11	38,048	9.08
Minimum Required for Capital Adequacy Purposes	16,817	4.00	16,925	4.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	25,225	6.00	25,387	6.00
Total Capital Ratio - Actual	47,736	11.35	47,473	11.22
Minimum Required for Capital Adequacy Purposes	33,634	8.00	33,849	8.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	42,042	10.00	42,312	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital. At June 30, 2007, this limitation amounted to approximately $4,774,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $9,557,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,443,000, is included in Tier II regulatory capital of Union National Financial Corporation above. Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory Activity

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Union National's and the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business. Specifically, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National’s ability to realize the value of deferred tax assets.

On June 20, 2007, the Bank entered into an MOU with the OCC. Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, applicable law and regulations, (3) review and revise a written program to improve the Bank's loan portfolio management, (4) review and revise the Bank's funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank's consumer compliance program, (6) ensure the Bank's interest rate risk ("IRR") measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU. Each provision of the MOU is subject to OCC approval, non-objection and/or review.

We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU. We are committed to addressing and resolving the issues presented in the MOU.

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

The Federal Deposit Insurance Reform Act of 2005 (“the Act”) allows eligible insured depository institutions to share in a one-time assessment credit, which we estimate to be approximately $228,000 for the Bank. In addition, the Act amends its regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to set assessment rates effective January 1, 2007. Based on the Act’s new regulations and the resulting available credit amount, we currently expect an immaterial impact on our results of operations for 2007 as compared to 2006.

The business of Union National is affected by the state of the financial services industry in general. The last Community Reinvestment Act performance evaluation by the OCC resulted in a “satisfactory” rating of the Bank’s record of meeting the credit needs of its entire community.

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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National’s Board of Directors. We manage interest rate risk by changing the mix or repricing characteristics of our investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. We retain an outside consulting group to assist in monitoring our interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decline by approximately 2% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would have an insignificant effect on the Bank's net interest income over the next twelve months.. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2007 by the following:

•	De-leveraging our balance sheet by selling investment securities and using the proceeds to pay down borrowings;

•	Managing the use of adjustable- and floating-rate loans in comparison to fixed-rate loans for new or refinanced commercial and agricultural loans;

•	Managing and expanding the Bank's core deposit base including deposits obtained in our commercial cash management programs and premium money market accounts; and

•	Limiting our use of fixed-rate and floating-rate advances from the FHLB.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income/Funding Sources, above.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2007, Union National’s Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the three months ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

Item 4T - CONTROLS AND PROCEDURES

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. Other than the MOU with the OCC and the effects thereof, as discussed earlier on page 8 and page 20 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

Item 1A. Risk Factors

During the six months ended June 30, 2007 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held at 10:00 a.m. on May 2, 2007, at The Eden Resort Inn, 222 Eden Road, Lancaster, Pennsylvania, 17601-4216.

(b)	- (c) The following matters were voted upon:

Four Class B Directors were elected as follows:

		Votes Cast	Votes to “Withhold
	Term Expires	“For”	Authority”
Donald Cargas, Jr.	2010	1,744,582	144,528
Carl R. Hallgren	2010	1,797,895	91,215
Barry C. Huber	2010	1,800,615	88,495
Lloyd C. Pickell	2010	1,779,907	109,203

Directors whose term continued after the meeting:

Class A Directors

Mark D. Gainer	2009
Darwin A. Nissley	2009
James R. Godfrey	2009
Nancy Shaub Colarik	2009

 Class C Directors

Kevin D. Dolan	2008
Thomas J. McGrath	2008
William M. Nies	2008

Item 5. Other Information

None.

Item 6. Exhibits:

(a)	Exhibits

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

Union National Financial Corporation (Registrant)

By	/s/ Mark D. Gainer
Mark D. Gainer
Chairman/President/Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007

By	/s/ Diane W. Rodkey
Diane W. Rodkey Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: August 14, 2007