Form 10-Q
period 2007-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2007-11-14
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒No ☐

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

2,544,373 shares of ($.25 par) common stock were outstanding as of November 13, 2007.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I -FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	1
	Consolidated Statements of Income	2 - 3
	Consolidated Statements of Comprehensive Income	3
	Consolidated Statements of Cash Flows	4 - 5
	Notes to Consolidated Financial Statements	5 - 10
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 -	Controls and Procedures	24
Item 4T -	Controls and Procedures	24

PART II -OTHER INFORMATION

Item 1 -	Legal Proceedings	25
Item 1A -	Risk Factors	25
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 -	Defaults Upon Senior Securities	25
Item 4 -	Submission of Matters to a Vote of Security Holders	25
Item 5 -	Other Information	25
Item 6 -	Exhibits	25

Signature Page		26

Exhibit 31.1 -	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002	27

Exhibit 31.2 -	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002	28

Exhibit 32 -	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002	29

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Union National Financial Corporation
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except share data)

	9/30/2007	12/31/2006
ASSETS
Cash and Due from Banks	$15,549	$15,129
Interest-Bearing Deposits in Other Banks	52	333
Fed Funds Sold	16,380	-
Total Cash and Cash Equivalents	31,981	15,462
Investment Securities Available for Sale	71,108	129,810
Loans Held for Sale	531	1,662
Loans and Leases, Net of Unearned Income	362,967	341,113
Less: Allowance for Loan and Lease Losses	(3,651)	(3,070)
Net Loans and Leases	359,316	338,043
Premises and Equipment, Net	9,318	9,580
Restricted Investment in Bank Stocks	3,621	5,994
Bank-Owned Life Insurance	10,560	10,243
Other Assets	6,249	6,803
TOTAL ASSETS	$492,684	$517,597

LIABILITIES
Deposits:
Noninterest-Bearing	$45,179	$48,311
Interest-Bearing	322,056	291,764
Total Deposits	367,235	340,075
Short-Term Borrowings	6,594	10,544
Long-Term Debt	68,816	117,571
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	4,003	3,443
TOTAL LIABILITIES	463,989	488,974

Minority Interest in Consolidated Subsidiaries	5	75

STOCKHOLDERS’ EQUITY
Common Stock (Par Value $.25 per share)	741	735
Shares: Authorized - 20,000,000;
Issued – 2,962,562 and 2,941,808 shares at September 30, 2007 and December 31, 2006, respectively
Outstanding – 2,544,373 and 2,523,983 shares at September 30, 2007 and December 31, 2006, respectively
Surplus	13,284	12,918
Retained Earnings	23,278	23,460
Accumulated Other Comprehensive Loss	(284)	(242)
Treasury Stock, at cost – 418,189 and 417,825 shares at September 30, 2007 and December 31, 2006, respectively	(8,329)	(8,323)
TOTAL STOCKHOLDERS’ EQUITY	28,690	28,548
TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$492,684	$517,597

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans and Leases	$6,864	$6,170	$20,078	$17,245
Investment Securities:
Taxable Interest	908	1,306	2,526	3,470
Tax-Exempt Interest	-	351	404	1,070
Dividends	65	91	216	267
Other	199	19	316	28
Total Interest Income	8,036	7,937	23,540	22,080
INTEREST EXPENSE
Deposits	2,901	2,347	7,871	5,948
Short-Term Borrowings	66	98	229	286
Long-Term Debt	867	1,537	2,789	4,204
Junior Subordinated Debentures	315	293	954	690
Total Interest Expense	4,149	4,275	11,843	11,128
Net Interest Income	3,887	3,662	11,697	10,952
PROVISION for LOAN and LEASE LOSSES	230	104	707	441
Net Interest Income after Provision for Loan and Lease Losses	3,657	3,558	10,990	10,511
OTHER OPERATING INCOME
Income from Fiduciary Activities	59	58	269	201
Service Charges on Deposit Accounts	478	427	1,344	1,232
Other Service Charges, Commissions, Fees	253	234	789	697
Alternative Investment Sales Commissions	226	161	642	514
Net Investment Securities Gains	-	24	78	65
Impairment Charge on Investment Security	-	-	(450)	-
Mortgage Banking/Brokerage Activities	452	714	1,857	2,228
Title Insurance/Settlement Income	78	148	301	438
Earnings from Bank-Owned Life Insurance	108	99	317	280
Other Income	94	97	379	297
Total Other Operating Income	1,748	1,962	5,526	5,952
OTHER OPERATING EXPENSES
Salaries and Wages	1,839	2,068	6,090	6,043
Retirement Plan and Other Employee Benefits	436	495	1,549	1,604
Net Occupancy	452	381	1,743	1,080
Furniture and Equipment	256	228	788	636
Professional Fees	308	211	1,176	559
Data Processing Services	222	212	661	623
Pennsylvania Shares Tax	-	86	156	194
Advertising and Marketing	143	318	578	1,033
ATM Processing	90	109	263	310
Minority Interest in Earnings (Losses) of Subsidiaries	(140)	(78)	(207)	52
Restructuring Charge	-	-	717	-
Other Expenses	1,289	804	2,895	2,363
Total Other Operating Expenses	4,895	4,834	16,409	14,497
Income Before Income Taxes	510	686	107	1,966
PROVISION (BENEFIT) for INCOME TAXES	117	46	(267)	84
NET INCOME	$393	$640	$374	$1,882

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited) – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
PER SHARE INFORMATION
Net Income – Basic	$0.15	$0.25	$0.15	$0.75
Net Income – Assuming Dilution	0.15	0.25	0.15	0.74
Cash Dividends	0.06	0.16	0.22	0.48

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Dollars in thousands)
Net Income	$393	$640	$374	$1,882
Other Comprehensive Income:
Unrealized holding gains (losses) on available-for- sale investment securities arising during the period, net of tax benefit (expense) of ($13) and ($1,210) for the three months ended and $177 and ($525) for the nine months ended September 30, 2007 and 2006, respectively	25	2,349	(344)	1,019
Reclassification adjustment for (gains) losses included in Net Income, net of tax (benefit) expense of $1 and $8 for the three months ended and ($126) and $22 for the nine months ended September 30, 2007 and 2006, respectively	1	(16)	246	(43)
Unrealized gains (losses) on cash flow hedges arising during the period, net of tax benefit (expense) of ($8) for the three months ended and $12 for the nine months ended September 30, 2006	-	17	-	(24)
Reclassification adjustment for hedging losses included in Net Income, net of tax benefit of $1 for the three months ended and $29 for the nine months ended September 30, 2007	2	-	56	-
Total Other Comprehensive Income (Loss)	28	2,350	(42)	952

TOTAL COMPREHENSIVE INCOME	$421	$2,990	$332	$2,834

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS from OPERATING ACTIVITIES
Net Income	$374	$1,882
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	797	822
Provision for Loan and Lease Losses	707	441
Restructuring Charge, Net of Cash Payments	347	-
Impairment Charge on Investment Security	450	-
Stock-Based Compensation Expense	81	-
Net Amortization of Investment Securities’ Premiums	224	379
Net Investment Securities Gains	(78)	(65)
Benefit From Deferred Income Taxes	(59)	(116)
Decrease in Minority Interest in Consolidated Subsidiaries	(70)	(59)
Earnings from Bank-Owned Life Insurance	(317)	(280)
Gains on Loans Sold	(1,338)	(1,489)
Net Gain on Sale of Foreclosed Real Estate	(128)	-
Proceeds from Sales of Loans	51,885	53,735
Loans Originated for Sale	(49,416)	(51,218)
Decrease (Increase) in Accrued Interest Receivable	171	(317)
Decrease (Increase) in Other Assets	67	(355)
Increase (Decrease) in Other Liabilities	213	(233)
Net Cash Provided by Operating Activities	3,910	3,127

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	81,885	7,562
Proceeds from Maturities of Available-for-Sale Securities	6,597	12,149
Purchases of Available-for-Sale Securities	(30,227)	(35,907)
Net Sales (Purchases) of Restricted Investments in Bank Stocks	2,373	(615)
Proceeds from Sale of Foreclosed Real Estate, Net	314	-
Net Loans and Leases Made to Customers	(21,980)	(29,127)
Purchases of Premises, Equipment and Software	(535)	(4,325)
Net Cash Provided by (Used in) Investing Activities	38,427	(50,263)

CASH FLOWS from FINANCING ACTIVITIES
Net Decrease in Demand Deposits and Savings Accounts	(3,133)	(1,446)
Net Increase in Time Deposits	30,293	36,675
Net Decrease in Short-Term Borrowings	(3,950)	(13,535)
Proceeds from Issuance of Long-Term Debt	4,254	36,981
Payments on Long-Term Debt	(53,009)	(17,318)
Proceeds from Issuance of Junior Subordinated Debentures	-	6,000
Acquisition of Treasury Stock	(6)	(108)
Issuance of Common Stock	289	320
Cash Dividends Paid	(556)	(1,207)
Net Cash (Used in) Provided by Financing Activities	(25,818)	46,362
Net Increase (Decrease) in Cash and Cash Equivalents	16,519	(774)
CASH and CASH EQUIVALENTS – Beginning of Period	15,462	14,501
CASH and CASH EQUIVALENTS – End of Period	$31,981	$13,727

See notes to consolidated financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash Payments (Refunds) for:
Interest	$11,894	$10,810
Income Taxes	(200)	800
Noncash Transactions
Retirement of Treasury Stock (17,000 shares in 2006)	-	339
Impairment of Goodwill and Minority Interest	326	-

See notes to consolidated financial statements.

Union National Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

1. Financial Statements

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006, and results of operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. Our results of operations for interim periods are not necessarily indicative of results expected for the full year. These interim financial statements should be read in conjunction with notes to the consolidated financial statements contained in the 2006 Annual Report to Stockholders, the 2006 Form 10-K, and Forms 10-Q and 8-K that were filed during 2007.

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

3. Earnings Per Share

Net income as set forth in the consolidated statements of income is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding used in the computation of basic earnings per share	2,543,141	2,520,174	2,532,499	2,515,858
Effect of dilutive stock options	20,315	18,643	20,315	19,436
Weighted-average common shares and equivalents used in the computation of diluted earnings per share	2,563,456	2,538,817	2,552,814	2,535,294
Stock options not included in the earnings per share computation as their effect would have been anti- dilutive	117,288	78,132	117,288	82,074

4. Share-Based Payments

Union National has three stock option plans: the Employee Stock Purchase Plan (“ESPP”); the Employee Stock Incentive Plan (“SIP”); and the Independent Directors’ Stock Option Plan (“IDSOP”). None of these plans have remaining options available for grant as of September 30, 2007. Options granted under the ESPP have a five-year term and can be exercised at 85% of the fair market value of the stock on the date of exercise. ESPP options lapse immediately upon termination of employment. Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant. 31,900 options were granted under the SIP during January 2007, 7,200 of which were forfeited during the second quarter of 2007 due to employee terminations. These options vested over six months, became exercisable six months after the grant date, and generally lapse 90 days after termination of employment. The IDSOP consists of non-qualified stock options with terms up to 10 years. These options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the board of directors. It is Union National’s policy to issue new shares upon the exercise of stock options.

On January 1, 2006, Union National adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which requires compensation expense to be recognized for share-based awards based upon an assessment of the grant date fair value. Union National is using the modified prospective method of adoption, which permits application of SFAS 123(R) on a going-forward basis rather than restating prior periods. Stock compensation expense for share-based awards after January 1, 2006 is recognized on a straight-line basis over the vesting period of the award, and is adjusted for expected forfeitures. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted or vested during the nine months ended September 30, 2006. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 was $3.41, computed using the following weighted-average assumptions:

Expected Dividend Yield	3.45%
Risk-Free Interest Rate	5.02%
Expected Life (Years)	8.0
Expected Volatility	17.11%

The following table summarizes Union National’s share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Pre-tax compensation expense	$14	$-	$81	$-
Tax benefit	-	-	-	-
Stock option expense, net of tax	$14	$-	$81	$-

No tax benefit was recorded in connection with the options expensed during 2007 because they are qualified stock options that have no tax benefit to the issuer unless there is a disqualifying disposition of the shares obtained upon exercise of the options. Union National records a tax benefit and associated deferred tax asset realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and the Employee Stock Purchase Plan. No tax benefit was recorded during the nine months ended September 30, 2007 or 2006 as there were no such exercises, and we have been informed of no such dispositions, during the periods then ended. Stock option transactions for the nine months ended September 30, 2007 are summarized below:

	Stock Options	Weighted Average Exercise Price
Options Outstanding at December 31, 2006
(Prices range from $11.52 to $22.14)	177,330	$18.14
Options Granted	31,900	18.50
Options Exercised	(13,272)	12.92
Options Forfeited	(55,802)	18.67
Options Expired	(2,553)	20.10

Options Outstanding at September 30, 2007
(Prices range from $11.52 to $22.14)	137,603	$18.32

Weighted-average contractual remaining term		5.3 Years
Aggregate intrinsic value – in-the-money options		$34,000

All options outstanding as of September 30, 2007 were exercisable. During the nine months ended September 30, 2007 and 2006, Union National received proceeds of $171,000 and $41,000, respectively, for the exercise of options with an intrinsic value of $25,000 and $16,000, respectively. Aggregate intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option, multiplied by the number of in-the-money options.

5. Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $8,563,000 and $8,694,000 of standby letters of credit outstanding as of September 30, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

6. Deleveraging and Restructuring Initiatives

During January 2007, Union National engaged the consulting firm of S.R. Snodgrass, A.C. (“Snodgrass”) to undertake a profit enhancement project to assist management in developing and implementing strategies for achieving higher profitability. In January 2007, in conjunction with Snodgrass’ engagement, Union National decided to deleverage its Balance Sheet in order to strengthen the Bank’s equity position, enhance its income tax effectiveness, and facilitate its future core banking growth strategies for loans and deposits. Consequently, the Bank reduced the size of its securities portfolio by $66,000,000 while paying down Federal Home Loan Bank debt and other short-term borrowings, thereby reducing its overall capital needs and improving its interest rate risk profile. Union National realized net losses on the sale of securities of $519,000 on a pre-tax basis and incurred prepayment penalties of $31,000 on a pre-tax basis, which are included in Net Investment Securities Gains and Other Expenses, respectively, in the accompanying Consolidated Statement of Income for the nine months ended September 30, 2007. In the aggregate, 2007 first quarter earnings were adversely impacted by $363,000 after tax or $0.14 per share due to the net losses and prepayment penalties incurred in the deleveraging transaction.

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

7. Impairment Charge on Investment Security

During the second quarter of 2007, management determined that impairment in the value of a security in the Bank’s investment portfolio was “other than temporary,” and recorded the related loss in the consolidated statement of income. In order to determine that the unrealized loss on the security was other than temporary, management primarily considered the amount by which, and the length of time for which, the market value had been less than cost. The investment had an amortized cost (book value) of $1,000,000 while the market value was $550,000, resulting in an impairment charge of $450,000 ($297,000 or $0.12 per share after tax). The recognition of this loss in the consolidated statement of income resulted in a reclassification adjustment of $297,000 from Other Comprehensive Income (Loss).

8. Memorandum of Understanding

On June 20, 2007, the Bank entered into a Memorandum of Understanding ("MOU") with the Comptroller of the
Currency ("OCC"). Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank's loan portfolio management, (4) review and revise the Bank's funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank's consumer compliance program, (6) ensure the Bank's interest rate risk ("IRR") measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU. Each provision of the MOU is subject to OCC approval, non-objection and/or review.

Management has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the third quarter of 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for Union National beginning January 1, 2008. Management is evaluating the potential impact, if any, of the adoption of SFAS 157 on Union National’s consolidated financial position and results of operations.

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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. EITF 06-4 is effective in fiscal years beginning after December 15, 2007, with early adoption permitted. Management is evaluating the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The EITF did not have a material impact on Union National’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the potential impact, if any, of the adoption of SFAS 159 on Union National’s consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Management is evaluating the impact that the adoption of EITF 06-10 will have on its consolidated financial position and results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the results of operations and financial condition, and highlights the significant changes in the results of operations and financial condition, as presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”) for the three-and nine-month periods ended September 30, 2007. Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005. Home Team operates a mortgage banking and brokerage business and also offers title insurance and settlement services. In accordance with agreements between the Bank and the minority interest owners, the Bank’s ownership interest in Home Team is 98%, and the Bank’s interest in Home Team’s net profits and losses increased from 30% to 62.31% effective July 1, 2007.

This discussion should be read in conjunction with the financial tables, statistics, financial statements and notes to financial statements appearing in the 2006 Annual Report to Stockholders, the 2006 Form 10-K, and Forms 10-Q and 8-K that were filed during 2007. Current performance does not guarantee, assure or indicate similar performance in the future.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this document, the 2006 annual report, the 2006 Form 10-K, Forms 10-Q and 8-K that were filed during 2007, and in the documents that are incorporated by reference, could affect the future financial results of Union National, the Bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

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

Critical Accounting Policies

The reporting of Union National’s financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.

The provision for loan1 losses and the level of the allowance for loan losses involve significant estimates by management. In evaluating the adequacy of the allowance for loan losses, management considers past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance for loan losses and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the factors and assumptions used in making the evaluation.

1 Loans include leases that meet the criteria for direct financing leases under SFAS No. 13. Loans and lease financing receivables are, throughout the remainder of Management’s Discussion and Analysis, together referred to as “loans.”

All investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity. If management determines that impairment in the value of an investment security is “other than temporary,” the related loss is recorded in the consolidated income statement. In order to determine whether such unrealized losses are other than temporary, management regularly reviews investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other than temporary.

Results of Operations

Overview

Third quarter 2007 net income was $393,000, compared to net income for the third quarter of 2006 of $640,000, a decrease of 39%. Third quarter 2007 basic and diluted earnings per share was $0.15 compared to basic and diluted earnings per share of $0.25 for the third quarter of 2006. For the nine months ended September 30, 2007, Union National reported net income of $374,000, compared to net income of $1,882,000 reported for the nine months ended September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2007 was $0.15, compared to basic and diluted earnings per share of $0.75 and $0.74, respectively, for the nine months ended September 30, 2006.

Net income as a percent of average stockholders' equity (return on average equity or “ROE”), and net income as a percent of average realized stockholders’ equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
ROE	5.41%	9.22%	1.75%	9.19%
ROE (Realized Equity)	5.35%	8.69%	1.74%	8.85%

Accumulated other comprehensive income (loss) consists primarily of the amount of net unrealized losses on available-for-sale investment securities, net of tax.

For the nine months ended September 30, 2007, Union National’s taxable-equivalent net interest margin was 3.62%, an increase compared to taxable-equivalent net interest margin of 3.51% for the nine months ended September 30, 2006. Net interest margin for the three months ended September 30, 2007 was 3.34% on a taxable-equivalent basis, similar to the 3.35% for the third quarter of 2006. The year-to-date improvement in net interest margin reflects loan growth, a strategic shift toward funding through retail deposit growth versus wholesale funding, pricing improvement initiatives, the impacts of deleveraging of our balance sheet and an investment impairment charge (see Notes 6 and 7 to the Financial Statements, above).

Despite the year-to-date improvement in net interest margin, net income for the three months and nine months ended September 30, 2007 declined from net income recognized for the same periods in 2006. Results for 2007 reflect certain increased operating expenses related to several actions undertaken by Union National to improve efficiency and profitability, and to emphasize its core banking operation. In addition, 2007 earnings reflect certain non-interest income reductions and increased operating expenses resulting from the considerable slowdown in the residential mortgage industry, which negatively impacted Union National’s subsidiary, Home Team Financial, LLC (“Home Team”). Home Team generates a majority of its income through brokerage of residential mortgage loans. Other income from mortgage banking and brokerage activities decreased by $371,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, with $262,000 of this reduction being realized in the third quarter of 2007. Even with significant operating expense reductions implemented at Home Team during the third quarter of 2007, the reduction in brokered residential mortgage loan volume has continued, resulting in Union National’s decision to cease operations at Home Team after October 2007. As a result of this decision, Union National recorded other expenses in the third quarter of 2007 of $326,000 related to the impairment of previously recorded goodwill and minority interest assets associated with Union National’s ownership of Home Team.

Previously disclosed actions undertaken by Union National that continue to negatively affect profitability through the third quarter of 2007 include the following (amounts reflect pre-tax):

•
Restructuring charges of $717,000 consisting of severance and related benefits resulting from staff reductions that were completed during March and April to adjust the size and makeup of staff to be more efficient and competitive;

•
An increase in professional fees expense of $617,000 for the nine months ended September 30, 2007, and $97,000 for the three months ended September 30, 2007, as compared to the same periods of 2006, primarily incurred in connection with regulatory matters, legal services regarding employee severance, and the previously announced engagement of the Snodgrass consulting firm to undertake a profit enhancement project;

•	A loss of $450,000 recognized during the second quarter for an other-than-temporary impairment in the value of an available-for-sale investment debt security;

•
Net losses on the sale of approximately $67 million of investment securities, and prepayment penalties on debt, amounting to $519,000 and $31,000, respectively, during the first quarter, in conjunction with the previously announced deleveraging strategy;

•	A charge of $259,000 for a commitment on a parcel of real estate which was to be used for a future retail branch site. Management has decided not to pursue the expansion at this time.

Outlook

The economy in the Bank’s market may be positively or negatively impacted by national events and may be subject to overall national economic trends. The overall effects of economic conditions, as well as other factors, can be seen by a mild lessening of certain borrowers' financial strength, a decline in the housing market and residential mortgage activity, and declining interest rates. We are monitoring these general and specific trends closely. Their various effects are discussed later under the section on Loan Quality and Credit Risk. Due to adverse conditions in the housing market that reduced the number of loan originations, and the willingness of investors to purchase loans originated by Union National’s Home Team Financial subsidiary, management decided to cease operations at Home Team after October 2007 (as discussed in the “Overview” section, above).

We expect continued growth in loans and deposits for 2007, driven largely by our continued emphasis on developing new commercial business relationships and promoting our retail deposit products through marketing and pricing initiatives. We expect this growth to have a positive impact on net interest income and other operating income for the remainder of 2007.

Our engagement of the Snodgrass consulting firm relative to the profit enhancement project is nearing completion. Snodgrass utilizes a unique diagnostic methodology to aggressively locate opportunities for profit improvement, coupled with a detailed implementation plan and change management techniques to build an ongoing process for innovation and efficiency with sustainable results. This engagement contributed to higher professional fees expenses during the first nine months of 2007. We believe this engagement’s costs will be more than offset by implementing the identified profit improvement opportunities.

On June 20, 2007, the Bank entered into a Memorandum of Understanding ("MOU") with the Comptroller of the Currency ("OCC"), as described in Note 8 to the Financial Statements. We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and have complied with the terms of the MOU through the third quarter of 2007. We are committed to addressing and resolving the issues presented in the MOU.

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

During the three previous calendar years, we experienced growth in assets that outpaced growth in deposits, requiring the increased use of alternative sources of funding. As of December 31, 2006, approximately $130 million of total assets consisted of available-for-sale investment securities, while Union National also had approximately $117 million of higher-cost borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). During January 2007, we deleveraged our balance sheet by reducing the size of our investment portfolio and using the proceeds to pay down certain FHLB debt and other short-term borrowings (see Note 6 to the Consolidated Financial Statements, above). As of September 30, 2007, our outstanding long-term FHLB advances were $68,816,000 with an average interest rate of 4.90%, as compared to borrowings of $117,571,000 and $125,478,000 with average interest rates of 5.03% and 4.94% as of December 31 and September 30, 2006, respectively. The long-term debt has maturities that range from October 2008 to December 2013. Prior to the deleveraging, we had also obtained funding through the use of brokered CDs, which can be obtained by bidding for funds through various sources. As of September 30, 2007 and December 31, 2006, we had $25,319,000 and $31,975,000 in brokered CDs outstanding with average interest rates of 5.05% and 4.96%, respectively, compared to $26,964,000 with an average interest rate of 4.93% as of September 30, 2006.

During 2004 and 2003, we obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%. The coupon rate was 8.21% at September 30, 2007, 8.23% at December 31, 2006, and 8.34% at September 30, 2006. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period through November 2007, and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.0%. On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures with a five-year initial fixed rate of 7.17% that will remain in effect through July 2011, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. All of the above debentures are callable at our option five years after issuance.

The terms and amounts of outstanding FHLB borrowings, brokered CDs, and junior subordinated debentures, when evaluated with our overall balance sheet structure, are within Union National’s interest rate risk policies.

For the nine months ended September 30, 2007, Union National’s taxable-equivalent net interest margin was 3.62%, an increase compared to taxable-equivalent net interest margin of 3.51% for the nine months ended September 30, 2006. Net interest margin for the three months ended September 30, 2007 was 3.34% on a taxable-equivalent basis, similar to the 3.35% for the third quarter of 2006. The year-to-date improvement in net interest margin reflects loan growth, a strategic shift toward funding through retail deposit growth versus wholesale funding, loan and deposit pricing improvement initiatives, and the impact of deleveraging which involved using proceeds from the sale of investment securities to reduce higher-cost borrowings. The net effect of the above factors was an increase of $745,000 on net interest income for the nine months ended September 30, 2007 when compared to the same period of 2006.

For the remainder of 2007, we anticipate that our net interest margin percentage will continue to show modest improvement over prior year levels. Current year expected growth in earning assets and the impact of the shift from wholesale funding to core deposit growth should improve our net interest margin for 2007, as will the positive effects of changes in the mix of earning assets and funding sources described above. Our net interest income may be impacted by future actions of the Federal Reserve Bank.

Provision for Loan Losses

The loan loss provision is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans, based on our analysis of the adequacy of the allowance for loan losses. For the three months ended September 30, 2007, the provision for loan losses was $230,000, as compared to $104,000 during the three months ended September 30, 2006. For the nine-month periods ended September 30, 2007 and 2006, the provision for loan losses was $707,000 and $441,000, respectively. The higher provision in 2007 is attributable to both loan growth and increased delinquencies in the Bank’s lease portfolio. Management may need to make future adjustments to the allowance, and consequently the provision for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See the discussion following on Loans, Credit Quality and Credit Risk, and the Allowance for Loan Losses.

Other Operating Income

Other Operating Income was $1,748,000, a decrease of $214,000 or 10.9% during the third quarter of 2007 versus the third quarter of 2006. For the nine months ended September 30, 2007, Other Operating Income decreased by $426,000 or 7.2% to $5,526,000 as compared to the first nine months of 2006. Increases (decreases) in the components of Other Operating Income when comparing the three-month and nine-month periods ended September 30, 2007 and 2006, are as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	Sept. 30, 2007 vs. 2006	Sept. 30, 2007 vs. 2006
Income from Fiduciary Activities	$1	$68
Service Charges on Deposit Accounts	51	112
Other Service Charges, Commissions, and Fees	19	92
Alternative Investment Sales Commissions	65	128
Net Investment Securities Gains (Losses)	(24)	13
Impairment Charge on Investment Security	-	(450)
Mortgage Banking/Brokerage Activities	(262)	(371)
Title Insurance/Settlement Income	(70)	(137)
Earnings from Bank-Owned Life Insurance	9	37
Other	(3)	82
Total Decrease in Other Operating Income	$(214)	$(426)

As previously discussed, the considerable slowdown in the residential mortgage industry negatively impacted Union National’s Home Team Financial subsidiary, contributing to a reduction in other income from mortgage banking and brokerage activities of $371,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, with $262,000 of this reduction being realized in the third quarter of 2007. The residential mortgage volume slowdown also contributed to a reduction in other income from title insurance/settlement activities of $137,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, with $70,000 of this reduction being realized in the third quarter of 2007.

During the second quarter of 2007, we realized gains of $597,000 on the liquidation of our portfolio of municipal securities. These gains offset net losses from sales of investment securities of $519,000 incurred during the first quarter of 2007 related to the deleveraging transaction as described in Note 6 to the Consolidated Financial Statements. We also recognized a pre-tax loss of $450,000 during the second quarter of 2007 for an other-than-temporary impairment in the value of an available-for-sale investment debt security, as described in Note 7 to the Consolidated Financial Statements.

Other Operating Expenses

Other Operating Expenses totaled $4,895,000, a modest increase of $61,000 or 1.3% during the third quarter of 2007 versus the third quarter of 2006. For the nine months ended September 30, 2007, Other Operating Expenses increased by $1,912,000 or 13.2% to $16,409,000 as compared to the nine months ended September 30, 2006. Increases (decreases) in the components of Other Operating Expenses when comparing the three-month and nine-month periods ended September 30, 2007 and 2006, are as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	Sept. 30, 2007 vs. 2006	Sept. 30, 2007 vs. 2006
Salaries and Wages	$(229)	$47
Retirement Plan and Other Employee Benefits	(59)	(55)
Net Occupancy	71	663
Furniture and Equipment	28	152
Professional Fees	97	617
Data Processing Services	10	38
Pennsylvania Shares Tax	(86)	(38)
Advertising and Marketing	(175)	(455)
ATM Processing	(19)	(47)
Minority Interest in Losses of Subsidiaries	(62)	(259)
Restructuring Charge	-	717
Other Expenses	485	532
Total Increase in Other Operating Expenses	$61	$1,912

Net Occupancy increased primarily due to a charge of $259,000 for a commitment on a parcel of real estate described in the “Overview” section above. Additionally, occupancy expense increases, and furniture and equipment expense increases, resulted as Union National’s Lausch Lane office facility and two Gold Café retail branch offices were occupied for the entire nine months ended September 30, 2007. These facilities were first occupied during 2006, but not for the entire nine months ended September 30, 2006. Advertising and Marketing expenses were higher in 2006 primarily due to branding costs related to the two Gold Café retail branch offices.

Professional fees increased primarily in connection with legal services related to restructuring and regulatory matters, and consulting costs related to the Snodgrass engagement as described in the “Outlook” section above.

Minority Interest in Losses of Subsidiaries reflect minority owners’ interest in the losses of Union National’s Home Team Financial subsidiary, and Home Team’s subsidiary TA of Lancaster, LLC. These losses have increased due to the significant slow down in Home Team’s residential mortgage brokerage activities as previously discussed in the “Overview” section above.

The Restructuring Charge, as described in Note 6 to the Consolidated Financial Statements, consisted of severance and related costs.

Other expenses increased primarily due to management’s decision to cease operations at Home Team. As result of this decision, Union National recorded other expenses in the third quarter of 2007 of $326,000 related to the impairment of previously recorded goodwill and minority interest assets associated with Union National’s ownership of Home Team.

Income Taxes

The provision for income taxes was $117,000 and $46,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, Union National recorded a benefit from income taxes of $267,000 as compared to a provision of $84,000 the same period of last year. Union National’s net tax benefit for the first nine months of 2007 relates to (1) reduced net income from expenses incurred in connection with the deleveraging, restructuring, professional fees expenses, losses at Home Team, the impairment charge on an investment security, and the recognition of a commitment on a parcel of real estate, and (2) the offsetting tax benefits generated from tax-exempt earnings on investments, loans and bank-owned life insurance, and the impact of tax credits. These same tax benefits contributed to the relatively low tax provision for the first nine months of 2006. The realization of the resulting deferred tax assets is dependent on future earnings, which we anticipate will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans, Credit Quality and Credit Risk

During the third quarter of 2007, overall loan balances increased by $4,414,000 over loans outstanding at the preceding quarter-end, equating to an annual loan growth rate of 4.92%. This growth primarily resulted from an increase in commercial real estate loans and leases. The annualized rate of loan growth for the third quarter of 2007 was below the annualized loan growth rate of 10.2% that we experienced during the first six months of 2007.

Other than as described herein, we do not believe there are any trends, events or uncertainties affecting loans that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms. We continue to closely monitor these borrowers' financial strength. At September 30, 2007, total nonperforming loans amounted to $3,217,000, or 0.9% of net loans, as compared to a level of $2,533,000, or 0.7%, at December 31, 2006. Historically, the percentage of nonperforming loans to net loans as of December 31 for the previous five-year period was an average of 0.7%.

Schedule of Nonperforming Assets:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Nonaccruing Loans	$3,121	$2,280
Accruing Loans – 90 days or more past due	96	253
Total Nonperforming Loans	3,217	2,533
Foreclosed Real Estate	-	186
Foreclosed Purchased Loans	106	134
Total Nonperforming Assets	$3,323	$2,853

Nonperforming Loans as a % of Net Loans	0.9%	0.7%

Allowance for Loan Losses as a % of Nonperforming Loans	113%	121%

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that we believe adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions we used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. We determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency’s (“OCC”) most recent examination. We believe, based on information currently available, that the current allowance for loan losses of $3,651,000 is adequate to meet potential loan losses. An analysis of Allowance for Loan Losses follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Dollars in thousands)	2007	2006	2007	2006
Average Total Loans Outstanding (Net of Unearned Income)	$362,508	$326,227	$354,008	$312,205
Allowance for Loan Losses, Beginning of Period	$3,449	$2,817	$3,070	$2,675
Loans Charged Off During Period	29	10	128	255
Recoveries of Loans Previously Charged Off	(1)	(3)	(2)	(53)
Net Loans Charged Off (Recovered)	28	7	126	202
Addition to Provision for Loan Losses Charged to Operations	230	104	707	441
Allowance for Loan Losses, End of Period	$3,651	$2,914	$3,651	$2,914

Ratio of Net Loans Charged Off (Recovered) to Average Loans Outstanding (Annualized)	0.03%	0.01%	0.05%	0.09%
Ratio of Allowance for Loan Losses to Net Loans at End of Period			1.01%	0.89%

Investment Securities

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment holdings. As of September 30, 2007, Union National had a portfolio of investment securities with a market value of $71,108,000. The portfolio is comprised primarily of debt securities with a market value of $70,589,000 including government agencies, mortgage-backed securities, collateralized mortgage obligations, and corporate securities. The value of these debt securities included aggregated unrealized losses, pre-tax, of $579,000 that amounted to 0.8% of the amortized cost basis of the debt securities. One corporate debt security in this portfolio with an amortized cost of $1,000,000 was determined by management to have an “other than temporary” impairment. In order to determine that the unrealized loss on this security was other than temporary, management primarily considered both the amount, and the length of time by which the market value of the security had been less than cost. In the second quarter of 2007, management recorded a separate impairment charge of $450,000 in the consolidated statement of income related to this security. Based on our assessment of the total investment portfolio as of September 30, 2007, we did not hold any other security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in other securities’ fair values below amortized cost have been provided for in other comprehensive income (loss). In addition, there are no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer.

Liquidity

Our objective is to maintain adequate liquidity to meet, at a reasonable cost, funding needs including providing for credit needs of borrowers, providing for depositor withdrawals, and funding corporate operations at a reasonable cost. We also maintain contingent liquidity plans to meet unanticipated funding needs. Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities;
•	Correspondent bank borrowings on various credit lines and borrowing capacity available from the FHLB; and
•	Acquisition of wholesale and brokered certificates of deposit (“CDs”).

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

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $127,218,000 at September 30, 2007 as compared to $132,977,000 at December 31, 2006. Total standby letters of credit amounted to $8,563,000 at September 30, 2007 as compared to $8,694,000 at December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require Union National and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of September 30, 2007, Union National and the Bank meet all capital adequacy requirements to which they are subject, and the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Union National and the Bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of September 30, 2007, and December 31, 2006, as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Union National Financial Corporation
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,622	8.00%	$38,091	7.39%
Minimum Required for Capital Adequacy Purposes	19,319	4.00	20,611	4.00

Risk-Based Capital Ratios:
Tier I Capital Ratio – Actual	38,622	8.96	38,091	8.97
Minimum Required for Capital Adequacy Purposes	17,247	4.00	16,991	4.00

Total Capital Ratio – Actual	55,681	12.91	54,786	12.90
Minimum Required for Capital Adequacy Purposes	34,494	8.00	33,983	8.00

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Union National Community Bank
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,857	8.05%	$38,048	7.45%
Minimum Required for Capital Adequacy Purposes	19,319	4.00	20,611	4.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	24,148	5.00	25,764	5.00

Risk-Based Capital Ratios:
Tier I Capital Ratio – Actual	38,857	9.04	38,048	9.08
Minimum Required for Capital Adequacy Purposes	17,192	4.00	16,925	4.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	25,789	6.00	25,387	6.00

Total Capital Ratio – Actual	48,508	11.29	47,473	11.22
Minimum Required for Capital Adequacy Purposes	34,385	8.00	33,849	8.00
To Be Well-Capitalized Under Prompt Corrective
Action Provisions	42,981	10.00	42,312	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital. At September 30, 2007, this limitation amounted to approximately $4,851,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National Financial Corporation detailed above is $9,660,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,340,000, is included in Tier II regulatory capital of Union National Financial Corporation above. Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

On June 20, 2007, the Bank entered into an MOU with the OCC. Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank's loan portfolio management, (4) review and revise the Bank's funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank's consumer compliance program, (6) ensure the Bank's interest rate risk ("IRR") measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU. Each provision of the MOU is subject to OCC approval, non-objection and/or review.

Management has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the third quarter of 2007. We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and we are committed to addressing and resolving the issues.

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act have already been implemented by Union National and Union National will need to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during 2007. In accordance with Section 404, we will be required to report on our internal control over financial reporting as of December 31, 2007. To allow for proper reporting on the internal control over financial reporting, we are in the process of identifying, documenting and testing key controls over the financial reporting process. There will be significant external and internal costs associated with complying with the provisions of Section 404. We currently expect an increase in outside professional fees of approximately $125,000 pre-tax for complying with Section 404 in 2007.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The objectives of interest rate risk management are to maintain or increase net interest income over a broad range of market interest rate movements. The Asset and Liability Management Committee is responsible for managing interest rate risk using policies approved by Union National’s Board of Directors. We manage interest rate risk by changing the mix or repricing characteristics of our investment securities portfolio and borrowings from the FHLB and by the promotion or development of specific loan and deposit products. We retain an outside consulting group to assist in monitoring our interest rate risk using a net interest income simulation model on a quarterly basis. The simulation model measures the sensitivity of future net interest income to hypothetical changes in market interest rates. In an effort to assess market risk, we utilize the simulation model to determine the effect of gradual increases or decreases in market interest rates on net interest income and net income. The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decline by approximately 2% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would have an insignificant effect on the Bank's net interest income over the next twelve months. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We have been managing our interest rate risk position in 2007 by the following:
•	Deleveraging our balance sheet by selling investment securities and using the proceeds to pay down borrowings;
•	Managing the use of adjustable- and floating-rate loans in comparison to fixed-rate loans for new or refinanced commercial and agricultural loans;
•	Managing and expanding the Bank's core deposit base including deposits obtained in our commercial cash management programs and premium money market accounts;
•	Limiting our use of fixed-rate and floating-rate advances from the FHLB;
•	Gradually repositioning our investment portfolio, through sales and purchase activities, to have a lower interest rate risk profile, and to establish a shorter overall duration.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies. See related discussions in the section on Net Interest Income/Funding Sources, above.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2007, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

ITEM 4T – CONTROLS AND PROCEDURES

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. Other than the MOU with the OCC and the effects thereof, as discussed earlier on page 8 and page 21 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

ITEM 1A – RISK FACTORS

During the nine months ended September 30, 2007 and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit No. 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Financial Corporation (Registrant)

By	/s/ Mark D. Gainer
Mark D. Gainer Chairman/President/Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007

By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2007