Form 10-K
period 2007-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2008-04-01
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number  0-19214

UNION NATIONAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2415179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

570 Lausch Lane, Suite 300 Lancaster, Pennsylvania	17601
(Address of Principal Executive Offices)	(Zip Code)

(717) 492-2222
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $35,775,830 as of June 30, 2007. As of March 27, 2008 the Registrant had approximately 2,547,987 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K. Certain portions of Union National Financial Corporation's Proxy Statement to be filed in connection with its 2008 Annual Meeting are incorporated by reference in response to Parts II and III of this Annual Report on Form 10-K. However, any information in Union National Financial Corporation’s Annual Report to Shareholders and Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed with the Securities and Exchange Commission.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-K

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiaries.

We have made forward-looking statements in this Annual Report on Form 10-K, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Union National, its Bank subsidiary, or the combined company. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this Annual Report on Form 10-K, and in the 2007 Forms 10-Q and Forms 8-K that were previously filed, and in the documents that are incorporated by reference, could affect the future financial results of Union National, its Bank subsidiary, or the combined company, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces;

•	Rapidly changing technology; and

•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and other documents that we periodically file with the Securities and Exchange Commission.

 ITEM 1. BUSINESS.

Union National Financial Corporation (“UNFC”), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System. UNFC was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania. UNFC commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank. UNFC's business consists primarily of managing and supervising Union National Community Bank (“the Bank”), and its principal source of income is dividends paid by the Bank. UNFC has three wholly-owned subsidiaries: the Bank; Union National Capital Trust I; and, Union National Capital Trust II. UNFC’s two trust subsidiaries were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, and ceased operations in October 2007. Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services. In accordance with agreements between the Bank and the minority interest owners, the Bank’s ownership interest in Home Team was 98%, and the Bank’s interest in Home Team’s net profits and losses was 30% up until June 30, 2007, and 62.31% thereafter until Home Team ceased operating on October 31, 2007. The Bank also has a wholly owned subsidiary, Union National Insurance Agency, Inc. formed on May 21, 2001.

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

The Bank has ten branch locations within Lancaster County, Pennsylvania, including eight traditional branch locations and two innovative retail offices featuring our Gold Café brand and concept.

UNFC’s executive offices are located in its corporate office center at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601. Its telephone number is (717) 492-2222.

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

For additional information concerning UNFC’s business activities, see Management’s Discussion and Analysis in Part II, Item 7 of this Annual Report on Form 10-K.

Supervision and Regulation - UNFC

UNFC operates in a heavily regulated environment. Changes in laws and regulations affecting UNFC and its Bank subsidiary may have an impact on operations. See “Supervision and Regulation—Union National Financial Corporation” and “Supervision and Regulation—Union National Community Bank” below and pages 25 and 51 of the Annual Report to Shareholders for the year ended December 31, 2007.

Without the prior approval of the Federal Reserve, the Bank Holding Company Act prohibits UNFC from:

•	acquiring direct or indirect control of more than 5% of the voting stock of any bank; or

•	acquiring substantially all of the assets of any bank; or

•	merging with another bank holding company.

The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks. The Bank Holding Company Act restricts UNFC from engaging in activities other than those that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. To this end, the Bank Holding Company Act prohibits UNFC from:

•	engaging in most non-banking businesses; or

•
acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business, unless the Federal Reserve has determined that the non-banking business is closely related to banking.

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

There are various legal restrictions on the extent to which UNFC and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to UNFC or any one of such non-bank subsidiaries, to 10 percent of the Bank’s capital stock and surplus, and as to UNFC and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus. Further, UNFC and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. However, the Community
Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community
Reinvestment Act also requires:

•	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;

•	public disclosure of an institution’s CRA rating; and

•	that the applicable regulatory agency provides a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.

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

The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity. Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of UNFC's consolidated assets, management does not believe that the risk-based capital rules have a material effect on UNFC's business and capital plans. The Bank has capital ratios exceeding the regulatory requirements and meets the Bank regulatory criteria to be considered “well capitalized”. For information concerning UNFC’s and the Bank’s capital ratios, see Note 15 on page 25 of UNFC's Annual Report to Shareholders for the year ended December 31, 2007, which is included in Exhibit 13 and incorporated herein by reference.

Pending Legislation. Management cannot anticipate what changes Congress may enact or, if enacted, their impact on UNFC’s financial position and reported results of operations. As a consequence of the extensive regulation of commercial banking activities in the United States, UNFC’s and the Bank’s businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 25 and 51 of UNFC's Annual Report to Shareholders for the year ended December 31, 2007, which is included in Exhibit 13 and incorporated herein by reference.

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

Union National Community Bank is a member of the Federal Reserve System. The policies and regulations of the Federal Reserve Board have a significant effect on the Bank’s deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of Federal Reserve Board policies and regulations upon the future business and earnings of UNFC and the Bank cannot be predicted.

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

Gramm-Leach-Bliley Act. Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. UNFC has not elected financial holding company status at this time, however, Gramm-Leach-Bliley enables UNFC and the Bank to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. Section 404 of the Sarbanes-Oxley Act required UNFC to include in its Annual Report of Form 10-K a report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process. The external and internal costs associated with complying with the provisions of Section 404 were approximately $125,000 pre-tax for the year ended December 31, 2007.

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

As a public company, UNFC is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

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

Statistical Data. The information required by this Item is incorporated by reference from pages 33 through 52 of UNFC’s Annual Report to Shareholders for the year ended December 31, 2007.

Employees. As of March 27, 2008, the Bank had 132 full-time employees and 21 part-time employees. None of these employees is represented by a collective bargaining agent, and UNFC believes it enjoys good relations with its personnel. The corporation’s website address is www.uncb.com. The corporation makes available free of charge its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting Michael D. Peduzzi, Treasurer/Chief Financial Officer at P.O. Box 567, 101 E. Main Street, Mount Joy, PA 17552-0567. (The information found on the corporation’s website does not constitute a part of this or any other report.)

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

We are Subject to Interest Rate Risk, and Variations in Interest Rates May Negatively Affect our Financial Performance.

Changes in the interest rate environment may reduce profits. Our primary source of income is the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Substantial decreases in the general level of interest rates may reduce our net interest spread and margin as a substantial portion of our wholesale borrowings are at fixed interest rates. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Although we believe we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume and overall profitability.

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

As of December 31, 2007, approximately 58% of our loan portfolio consisted of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans. Because our loan portfolio contains a significant number of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We May Not be Able to Successfully Manage Growth

During the last five years, we have experienced significant growth. Continued quality growth is a key aspect of our business strategy. Our ability to continue to grow depends, in part, upon our ability to:

•	Identify attractive loan and investment opportunities; and

•	Expand our core deposit base; and

•	Obtain capital necessary for growth on terms that are favorable.

We may need to expand our market service areas by opening new branch offices and attracting deposits to the new locations. We may not be able to successfully implement an expansion strategy if attractive locations and opportunities to expand in the future cannot be identified. The ability to manage growth successfully will also depend upon whether it is possible to maintain capital levels adequate to support growth, maintain cost controls and asset quality, and introduce new products and services. We anticipate that some growth will be supported through the generation of additional deposits at existing branch locations; however, it may be necessary to raise additional capital through other means. Our ability to raise capital through the sale of securities will depend primarily upon our financial condition and the condition of financial markets at the time, and it may not be possible to obtain additional capital in the amounts or on terms satisfactory to us. Future growth may be constrained if we are unable to raise additional capital as needed.

When we continue to expand by opening new branches, we expect to incur increased personnel, occupancy, and other operating expenses. These higher expenses must be absorbed while new deposits are beginning to be generated, and there also will be a time lag in deploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to grow aggressively could depress earnings in the short run, even if the growth strategy is well executed.

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

Our Controls and Procedures May Fail or Be Circumvented

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any internal control process and structure, however well designed and operated, can provide only reasonable, not absolute, assurances that the internal control objectives are met. Any failure or circumvention of our internal controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations, and financial condition.

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

We Rely On Dividends from Our Subsidiaries for Most of Our Revenue

Union National Financial Corporation is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary, Union National Community Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.

We May Not be Able to Attract and Retain Skilled People

We are a customer-focused and relationship-driven organization. Our success depends, in large part, on our ability to attract and retain key people. We currently have employment agreements with certain key executive officers; however, the existence of such agreements does not necessarily assure that we will be able to continue to retain their services. We also maintain bank-owned life insurance that would help cover some of the economic impact of a loss of key personnel caused by death. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Competition for the best people in most activities we engage in can be intense, and we may not be able to hire people or to retain them.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly, without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income on earning assets that could be generated from those deposits. The loss of these revenue streams and the possible reduction of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Our Stock Price Can Be Volatile

Stock price volatility may make it more difficult for stockholders to resell common stock at times and at prices suitable to their requirements. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in our results of operations and financial condition;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Changes in government regulations; or

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank owns five branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien. Below is a table containing the location and date of acquisition of the Bank’s properties. In addition, the Bank leases office space for five branch offices and a professional office center (executive offices). The Bank's executive offices are located at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.

PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired
Mount Joy Branch Office	Branch Bank, cut limestone and	1911
101 East Main Street	brick.1995 addition is concrete
Mount Joy, PA17552	over steel construction.
Containing approximately
22,251 sq. ft. of space.

MotorBank Branch Office	Drive-up Bank Branch	November 1972
21 North Barbara Street	Brick on frame. Containing
Mount Joy, PA17552	approximately 445 sq. ft. of space.

Maytown Branch Office	Branch Bank, brick veneer,	April 1972
100 West High Street	shingled roof with wood trusses.
Maytown, PA17550	Containing approximately 4,960 sq. ft.
of space.

Hempfield Branch Office	Branch Bank	June 1979
190 Stony Battery Road	Brick with wood shingle roof.
Salunga, PA17538	Containing approximately
4,619 sq. ft. of space.

Administration Services Center	Brick on concrete block with	December 1984
Bank Administration Building	wood and steel frame.
25 North Barbara Street	Containing approximately
Mount Joy, PA17552	12,798 sq. ft. of space.

Elizabethtown Branch Office	Branch Bank	January 1988
1275 South Market Street	Brick veneer, shingled roof
Elizabethtown, PA17022	with wood trusses.
Containing approximately
6,808 sq. ft. of space.

Elizabethtown MotorBank Office	Drive-up Bank	September 2001
Brick on Frame
Containing approximately
574 sq. ft. of space.

Columbia Branch Office	Branch Bank	October 1992
921 Lancaster Avenue	One story brick building
Columbia, PA17512	containing approximately
2,257 sq. ft. of space.

PROPERTY LEASED BY THE BANK

Office and Address	Description of Property	Date Leased
Manheim Branch Office	Concrete block building	January 1995
701 Lancaster Road	containing 4,266 sq. ft.
Manheim, PA 17545	of space of which approximately
2,600 sq. ft. of space is
currently used for banking
purposes.

Manheim Township Branch Office	Branch Bank	April 2003
38 E. Roseville Road	One story brick and metal siding
Lancaster, PA 17601	building containing approximately
2,000 sq. ft. of space.

HACC Gold Café	Branch Bank	February 2005
1625 Old Philadelphia Pike	One story masonry and brick
Lancaster, PA 17602	building with metal trusses,
containing approximately
3,486 sq. ft. of space.

Union National Professional	Three story masonry, stone and brick	February 2006
Center	over steel building with concrete floors,
570 Lausch Lane	containing approximately 27,000 sq. ft
Lancaster, PA17601	of office space, of which approximately
18,000 sq. ft. is currently used for bank
administrative purposes and the remainder
is sub-leased or available for sub-lease.

Centerville Gold Café	Branch Bank	November 2006
301 Centerville Rd.	One story masonry and
Lancaster, PA 17602	brick building with metal trusses,
containing approximately 3,575 sq.
ft. of space.

Ephrata Branch Office	Branch Bank	April 2007
108 North Reading Road	One story masonry and brick
Ephrata, PA 17522	building with metal trusses,
containing approximately 1,300
sq. ft. of space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and dividend information required by this Item is incorporated herein by reference from the inside front cover of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which is included in Exhibit 13 to this Annual Report on Form 10-K. Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF. Bid and asked information is available on some internet websites providing financial market news. Information concerning actual trades is included on the inside front cover of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, and is also available on financial market internet websites. This information represents a limited amount of share transfer activity.

Union National Financial Corporation and, prior to organizing as a bank holding company, Union National Community Bank, have paid regular cash dividends on their common stock for more than forty years. Given the level of earnings realized in 2007, the Board of Directors of Union National Financial Corporation believed it prudent to temporarily suspend the payment of dividends to ensure that a strong capital position is maintained. Union National Financial Corporation expects to restore payment of future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements. It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to the holding company by Union National Community Bank.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2007. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(A)(#)	(B)($)	(C)(#)
			Number of Securities
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Shareholders(1)	124,439	$18.32	0
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Totals	124,439	$18.32	0

(1) Includes shares issued under Union National Financial Corporation’s 1988 and 1997 Stock Incentive Plans, 1997 Stock Purchase Plan (which expired in 2003) and 1997 Independent Director Plan (expired).

Additional information required by this item regarding dividend restrictions is incorporated herein by reference from Note 15 on page 25 and from page 52 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which is included in Exhibit 13 to this Annual Report on Form 10-K.

As of March 17, 2008, there were approximately 1,372 holders of record of UNFC's common stock.

Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2007 to October 31, 2007	0	$0.00	0	49,700
November 1, 2007 to November 30, 2007	0	$0.00	0	49,700
December 1, 2007 to December 31, 2007	0	$0.00	0	49,700
Total	0	$0.00	0

*On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

Union National Financial Corporation

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Union National Financial Corporation	100.00	136.60	173.96	149.85	127.38	79.37
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Mid-Atlantic Custom Peer Group*	100.00	153.01	167.55	165.85	173.43	159.74
Custom Peer Group**	100.00	135.22	154.80	144.22	151.74	138.01

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

**Custom Peer Group index consists of ACNB, First Chester County Corporation, Leesport Financial Corp.,
Franklin Financial Services Corporation, Ephrata National Bank, Orrstown Financial Services, Inc.,
DNB Financial Corporation, Juniata Valley Financial Corporation, Mid Penn Bancorp, Inc.,
Codorus Valley Bancorp, Inc., and Tower Bancorp Incorporated.

Source : SNL Financial LC, Charlottesville, VA  (434) 977-1600
© 2008              www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is incorporated herein by reference from page 33 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from pages 34 through 52 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference from pages 49 and 50 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference from pages 4 through 32 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) was evaluated as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the corporation's disclosure controls and procedures were effective in alerting them to the material information relating to the corporation (or the corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

(b) The Report on Management’s Assessment of Internal Control over Financial Reporting on page 31 of the Union National Financial Corporation Annual Report to Shareholders for the year ended December 31, 2007 is herein incorporated by reference.

(c)  Changes in internal controls.

There were no changes made in the corporation's internal controls during the period covered by this report or, to their knowledge, in other factors that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Election of Directors - Information about Nominees and Continuing Directors”, “Share Ownership - Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company - Nomination of Directors” and “Governance of the Company - Meetings and Committees of the Board of Directors” of Union National Financial Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders. As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics. The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics. The code of ethics is incorporated herein by reference from Exhibit 14 to Union National Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 30, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the information under the captions “Compensation and Plan Information”, “Potential Payments Upon Termination or Change-In-Control”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Union National Financial Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the information under the caption “Share Ownership” of Union National Financial Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders. The information related to Equity Compensation Plans as required is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Transactions with Directors and Executive Officers” and “Governance of the Company - Director Independence” of Union National Financial Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the information under the caption “Report of the Audit Committee” of Union National Financial Corporation’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

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

4
Rights Agreement, dated August 27, 2007, between Registrar and Transfer Company and Union National Financial Corporation. (Incorporated by reference to Exhibit 4 to Union National Financial Corporation’s current report on Form 8-K, filed August 30, 2007.)

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

10.5
Union National Financial Corporation, 1999 Independent Directors  Stock Option Plan. (Incorporated by Reference to Exhibit 4.3 to  Union National Financial Corporation’s Registration Statement  No. 333-80739 on Form S-8, filed with the Commission on June  15, 1999.)

10.6	Board of Director Fees

10.7
Office Lease between Lausch Lane Associates LP as Landlord and  Union National Community Bank as Tenant for 570 Lausch Lane,  Lancaster, PA 17601. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s Current Report of Form 8-K, filed with the Commission on May 17, 2005.)

10.8
Employment agreement between Michael A. Frey, Executive Vice  President and Chief Operating Officer and Union National  Financial Corporation and its subsidiary, Union National  Community Bank. (Incorporated by reference to Exhibit 99.1 to  Union National Financial Corporation’s Current Report of Form 8- K, filed with the Commission on June 23, 2005.)

10.9
(a) Members Agreement dated as of July 15, 2005 by and among Union National Community Bank, John Neihart, and Kevin Glackin, regarding the formation of Home Team Financial, LLC. (Incorporated by reference to Exhibit 10.16 (a) to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006.)

10.9
(b) Operating Agreement of Home Team Financial, LLC dated as  of July 15, 2005 (Incorporated by reference to Exhibit 10.16 (b) to  Union National Financial Corporation’s Annual Report on Form  10-K, filed with the Commission on March 31, 2006.)

10.10
Amended and Restated Employment Agreement and Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer. (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.11
Office Lease dated as of October 30, 2006 between 301 Centerville Road Associates, LP as Landlord and Union National Community Bank as Tenant for 301 Centerville Road, Lancaster, PA 17601 (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on November 3, 2006.)

10.12
Amended and Restated Declaration of Trust of Union National Capital Trust II, dated as of October 14, 2004, among Union National Financial Corporation, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.13
Indenture, dated as of October 14, 2004, between Union National Financial Corporation, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2034. (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.14
Guarantee Agreement, dated as of October 14, 2004, between Union National Financial Corporation and the guarantee trustee named therein. (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.15
Indenture, dated as of July 27, 2006, between Union National Community Bank, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 4 to Union National Financial Corporation’s quarterly  report on Form 10-Q, filed with the Commission on August 14, 2006.)

10.16
Employment Agreement, dated March 8, 2007, between Stephen D. Staman, Executive Vice President and Chief Revenue Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.

10.17
Complete Settlement Agreement and General Release, dated May 4, 2007, between Clement M. Hoober and Union National Financial Corporation and its subsidiary, Union National Community Banks. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on May 16, 2007.)

10.18
Change of Control Agreement, dated September 4, 2007, between Michael D. Peduzzi, Senior Vice President, Chief Financial Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on September 6, 2007.)

13	Excerpts from Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

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

UNION NATIONAL FINANCIAL CORPORATION (Registrant)

Date: March 31, 2008	By	/s/ Mark D. Gainer
Mark D. Gainer,
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

DATE

By /s/ Mark D. Gainer	March 31, 2008
Mark D. Gainer,
Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

By /s/ Michael D. Peduzzi, CPA	March 31, 2008
Michael D. Peduzzi, CPA, Chief Financial Officer (principal financial officer and principal accounting officer)

By /s/ Stephen D. Staman	March 31, 2008
Stephen D. Staman, Vice President

By /s/ Donald Cargas, Jr.	March 31, 2008
Donald Cargas, Jr., Director

By /s/ Nancy M. Shaub	March 31, 2008
Nancy M. Shaub, Director

By	March 31, 2008
/s/ Kevin Dolan, Director Kevin Dolan, Director

By /s/ James R. Godfrey	March 31, 2008
James R. Godfrey, Director

By /s/ Barry C. Huber, CPA	March 31, 2008
Barry C. Huber, CPA, Director

By /s/ Thomas J. McGrath, DVM	March 31, 2008
Thomas J. McGrath, DVM, Director

By /s/ William M. Nies	March 31, 2008
William M. Nies, Director

By /s/ Darwin A. Nissley	March 31, 2008
Darwin A. Nissley, Director

By /s/ Lloyd C. Pickell	March 31, 2008
Lloyd C. Pickell, Director

EXHIBIT INDEX
Exhibit Number

10.6	Board of Director Fees.

10.16
Employment Agreement, dated March 8, 2007, between Stephen D. Staman,  Executive Vice President and Chief Revenue Officer and Union National  Financial Corporation and its subsidiary, Union National Community Bank.

13	Excerpts from Union National Financial Corporation’s 2007 Annual Report to Shareholders.

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.