Form 10-Q
period 2008-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2008-05-09
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,547,987 shares of $.25 (par) common stock were outstanding as of May 6, 2008.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	1
	Consolidated Statements of Income	2 - 3
	Consolidated Statements of Comprehensive Income (Loss)	3
	Consolidated Statements of Cash Flows	4 - 5
	Notes to Consolidated Financial Statements	6 - 13
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 24
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4 -	Controls and Procedures	26
Item 4T -	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings	27
Item 1A -	Risk Factors	27
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 -	Defaults upon Senior Securities	27
Item 4 -	Submission of Matters to a Vote of Security Holders	27
Item 5 -	Other Information	27
Item 6 -	Exhibits	27

Signature Page		28

Exhibit 31.1 -	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002	29

Exhibit 31.2 -	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002	30

Exhibit 32 -	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002	31

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Union National Financial Corporation
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)

	3/31/2008	12/31/2007
ASSETS
Cash and Due from Banks	$16,550	$16,700
Interest-Bearing Deposits in Other Banks	209	227
Federal Funds Sold	22,342	20,955
Total Cash and Cash Equivalents	39,101	37,882
Investment Securities Available-for-Sale	68,283	74,176
Loans and Leases, Net of Unearned Income	366,852	364,337
Less: Allowance for Loans and Leases Losses	(3,742)	(3,675)
Net Loans and Leases	363,110	360,662
Premises and Equipment, Net	8,822	9,038
Restricted Investment in Bank Stocks	3,114	3,652
Bank-Owned Life Insurance	10,776	10,669
Other Assets	5,735	5,697
TOTAL ASSETS	$498,941	$501,776

LIABILITIES
Deposits:
Noninterest-Bearing	$54,141	$46,624
Interest-Bearing	336,760	329,687
Total Deposits	390,901	376,311
Short-Term Borrowings	-	6,629
Long-Term Debt	58,711	68,816
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,445	3,879
TOTAL LIABILITIES	470,398	472,976

STOCKHOLDERS' EQUITY
Common Stock, par value $.25 per share Shares authorized - 20,000,000; Issued - 2,966,176 and 2,964,738 at March 31, 2008 and December 31, 2007, respectively; Outstanding - 2,547,987 and 2,546,549 at March 31, 2008 and December 31, 2007, respectively	741	741
Surplus	13,326	13,313
Retained Earnings	23,403	23,063
Accumulated Other Comprehensive (Loss) Income	(598)	12
Treasury Stock, 418,189 shares, at cost	(8,329)	(8,329)
TOTAL STOCKHOLDERS' EQUITY	28,543	28,800

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$498,941	$501,776

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans and Leases	$6,361	$6,455
Investment Securities:
Taxable Interest	788	917
Tax-Exempt Interest	-	217
Dividends	43	85
Other	145	16
Total Interest Income	7,337	7,690
INTEREST EXPENSE
Deposits	2,796	2,412
Short-Term Borrowings	61	107
Long-Term Debt	746	1,079
Junior Subordinated Debentures	300	318
Total Interest Expense	3,903	3,916
Net Interest Income	3,434	3,774
PROVISION for LOAN and LEASE LOSSES	140	207
Net Interest Income after Provision for Loan & Lease Losses	3,294	3,567
OTHER OPERATING INCOME
Income from Fiduciary Activities	80	67
Service Charges on Deposit Accounts	453	399
Other Service Charges, Commissions, Fees	259	236
Alternative Investment Sales Commissions	198	199
Net Investment Securities Gains (Losses)	191	(519)
Mortgage Banking/Brokerage Activities	14	786
Title Insurance/Settlement Income	-	123
Earnings from Bank-Owned Life Insurance	107	103
Other Income	110	200
Total Other Operating Income	1,412	1,594
OTHER OPERATING EXPENSES
Salaries and Wages	1,518	2,188
Retirement Plan and Other Employee Benefits	401	600
Net Occupancy	510	545
Furniture and Equipment	247	260
Professional Fees	260	373
Data Processing Services	228	216
Pennsylvania Shares Tax	100	62
Advertising and Marketing	47	224
ATM Processing	75	87
Minority Interests in Earnings of Subsidiaries	-	71
Restructuring Charge	-	536
Other Expenses	800	695
Total Other Operating Expenses	4,186	5,857
Income (Loss) Before Income Taxes (Benefit)	520	(696)
PROVISION for (BENEFIT from) INCOME TAXES	107	(340)
NET INCOME (LOSS)	$413	$(356)

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited) – Continued

	Three Months Ended March 31,
	2008	2007
PER SHARE INFORMATION
Net Income (Loss) – Basic	$0.16	$(0.14)
Net Income (Loss) – Assuming Dilution	0.16	(0.14)
Cash Dividends	-	0.10

Union National Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net Income (Loss)	$413	$(356)

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Available-for-Sale Investment Securities Arising During the Period, Net of Tax (Benefit) of $(249) and $46 in 2008 and 2007, respectively	(484)	90
Reclassification Adjustment for (Gains) Losses included in Net Income (Loss), Net of (Tax) Benefit of ($65) and $176 in 2008 and 2007, respectively	(126)	343
Unrealized Gains on Cash Flow Hedges, Net of Tax of $0 and $1 in 2008 and 2007, respectively	-	2
Reclassification Adjustment for Hedging Losses included in Net Income (Loss), Net of (Tax) Benefit of $0 and $12 in 2008 and 2007, respectively	-	24
Total Other Comprehensive Income (Loss)	(610)	459

TOTAL COMPREHENSIVE INCOME (LOSS)	$(197)	$103

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS from OPERATING ACTIVITIES
Net Income (Loss)	$413	$(356)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	280	357
Provision for Loan and Lease Losses	140	207
Restructuring Charge, Net of Related (Cash Payments)	(84)	536
Stock-Based Compensation Expense	-	36
Net Accretion of Investment Securities’ Discounts	(70)	(7)
Net Investment Securities (Gains) Losses	(191)	519
Provision for Deferred Income Taxes	374	-
Increase (Decrease) in Minority Interest in Consolidated Subsidiaries	(1)	62
Earnings from Bank-Owned Life Insurance	(107)	(103)
Gains on Loans Sold	-	(580)
Net Gain on Sale of Foreclosed Real Estate	-	(126)
Proceeds from Sales of Loans	-	21,188
Loans Originated for Sale	-	(20,723)
Decrease in Accrued Interest Receivable	181	226
Increase in Other Assets	(302)	(564)
Decrease in Other Liabilities	(422)	(269)
Net Cash Provided by Operating Activities	211	403

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	17,975	63,826
Proceeds from Maturities of Available-for-Sale Securities	20,859	2,995
Purchases of Available-for-Sale Securities	(33,605)	(3,626)
Net Sales of Restricted Investments in Bank Stocks	538	2,131
Proceeds from Sale of Foreclosed Real Estate	-	312
Net Loans and Leases Made to Customers	(2,588)	(9,578)
Purchases of Premises, Equipment and Software	(40)	(319)
Net Cash Provided by Investing Activities	3,139	55,741

CASH FLOWS from FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits and Savings Accounts	8,570	(220)
Net Increase (Decrease) in Time Deposits	6,020	(7,784)
Net Decrease in Short-Term Borrowings	(6,629)	(2,321)
Proceeds from Issuance of Long-Term Debt	-	4,254
Payments on Long-Term Debt	(10,105)	(53,009)
Acquisition of Treasury Stock	-	(2)
Issuance of Common Stock	13	55
Cash Dividends Paid	-	(252)
Net Cash Used in Financing Activities	(2,131)	(59,279)

Net Increase (Decrease) in Cash and Cash Equivalents	1,219	(3,135)
CASH and CASH EQUIVALENTS - Beginning of Period	37,882	15,462

CASH and CASH EQUIVALENTS - End of Period	$39,101	$12,327

See notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited) - Continued
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information

Cash Payments (Refunds) for:
Interest	$4,330	$4,167
Income Taxes	-	(200)

See notes to consolidated financial statements.

Union National Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2008 and 2007 include the accounts of Union National Financial Corporation (“Union National”), its subsidiary Union National Community Bank (the “Bank”), and Bank subsidiary Union National Insurance Agency. The consolidated financial statements for 2007 also include the accounts of the Bank subsidiary Home Team Financial, LLC and its subsidiary TA of Lancaster, LLC (together, “Home Team”), which ceased operations in October 2007. All material intercompany accounts and transactions have been eliminated in consolidation. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2007, and with Union National’s Forms 8-K, that were filed during 2008 with the SEC.

2. Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, and the assessment of other-than-temporary impairment of investment securities.

3. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three months ended March 31, 2008 and 2007, as follows:

	Three Months Ended March 31,
	2008	2007

Net Income (Loss):	$413,000	$(356,000)

Weighted-average number of common shares outstanding	2,547,144	2,525,845

Basic and diluted earnings (loss) per share	$0.16	$(0.14)

Diluted earnings (loss) per share reflects the potential dilution that could occur if options to issue stock were exercised. For both periods, there were no outstanding stock options which, if exercised, would have a dilutive effect. Accordingly, the diluted earnings (loss) per share for each period was the same as the basic earnings (loss) per share.

Stock options outstanding which had no intrinsic value, and therefore, would not be included in a diluted earnings (loss) per share computation, were 108,731 and 206,488 as of March 31, 2008 and 2007, respectively.

4. Share-Based Payments

Union National had three stock option plans outstanding during the three months ended March 31, 2008 and 2007: (i) the Employee Stock Purchase Plan (“ESPP”); (ii) the Employee Stock Incentive Plan (“SIP”); and (iii) the Independent Directors’ Stock Option Plan (“IDSOP”). None of these plans had remaining options available for grant as of March 31, 2008. It is Union National’s policy to issue new shares upon the exercise of stock options.

Options granted under the ESPP have a five-year term and could be exercised at 85% of the fair market value of the stock on the date of exercise. The ESPP options expire immediately upon the earlier of the date of termination of employment, or March 1, 2008. Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant. SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment. The IDSOP consists of non-qualified stock options with terms up to 10 years. These options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the board of directors.

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, as adopted by Union National in 2006, compensation expense is recognized for share-based awards based upon an assessment of the grant date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. Union National recognizes stock compensation expense for share-based awards on a straight-line basis over the vesting period of the award.

No options were granted or vested during the three months ended March 31, 2008. The per-share weighted-average fair value of the 31,900 stock options granted during the three months ended March 31, 2007 (7,200 of which were forfeited during the second quarter of 2007 due to employee terminations) was $3.41 computed using the following assumptions:

Expected Dividend Yield:	3.45%	Expected Life (Years):	8.0
Risk-Free Interest Rate:	5.02%	Expected Volatility:	17.11%

Union National’s share-based compensation expense was $0 and $36,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock option transactions for the three months ended March 31, 2008, are summarized below:

	Stock Options	Weighted-Average Exercise Price
Options Outstanding at December 31, 2007
(Prices range from $9.31 to $22.14)	124,439	$18.32
Options Granted	-	-
Options Exercised (under the ESPP)	(650)	8.69
Options Forfeited	(12,033)	18.45
Options Expired	(3,025)	8.93

Options Outstanding at March 31, 2008
(Prices range from $11.52 to $22.14)	108,731	$18.52

The following table presents information regarding options outstanding (all exercisable) as of March 31, 2008:

Number of options	108,731
Weighted-average contractual remaining term	5.1 Years
Weighted-average exercise price	$18.52
Aggregate intrinsic value	$-0-

During the three months ended March 31, 2008 and 2007, Union National received proceeds of $6,000 and $1,000, respectively, for the exercise of options with an intrinsic value of $1,000 and $0, respectively. Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.

5. Guarantees

Union National does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Union National generally holds collateral and/or personal guarantees supporting these commitments. Union National had $5,907,000 and $6,239,000 of standby letters of credit outstanding as of March 31, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit. The current amount of the liability as of March 31, 2008 and December 31, 2007, for Bank guarantees under standby letters of credit issued is not considered to be material.

6. Residential Mortgage Business Venture

Effective October 31, 2007, Union National management decided to cease operations at Home Team, a residential mortgage brokerage subsidiary of the Bank, due to a weakening housing market and the related reduction in brokered residential mortgage loan volume. Accordingly, the first quarter 2008 consolidated operating results reflected no mortgage brokerage and title insurance income, and no operating expenses, related to Home Team. The first quarter 2007 consolidated operating results included $765,000 of mortgage brokerage income, $123,000 of title insurance/settlement income, and $728,000 of operating expenses related to Home Team.

7. Restructuring and De-Leveraging Initiatives

In the first quarter of 2007, management completed the first stage of an evaluation of the Bank’s operations in order to establish more appropriate and efficient staffing levels. The resulting restructuring charges incurred during the first quarter of 2007, consisting of severance and related costs, totaled $536,000 ($354,000 after tax or $0.14 per share).

In January 2007, Union National decided to de-leverage its Balance Sheet in order to strengthen the Bank’s capital position, enhance its income tax effectiveness, facilitate its future core banking growth strategies for loans and deposits, and improve its interest rate profile. Consequently, Union National reduced the size of its available-for-sale securities portfolio by $64,345,000 and reduced its restricted investment in FHLB stock by $2,039,000, realizing pre-tax losses on the sale of the securities of $519,000. The sales proceeds were used to pay down $48,755,000 of FHLB debt and $6,550,000 of other short-term borrowings, with related pre-tax debt prepayment penalties of $31,000 included in Other Expenses. In aggregate, the first quarter 2007 de-leveraging activities adversely impacted after-tax earnings $363,000 or $0.14 per share.

In January 2008, Union National prepaid an additional $10,105,000 of FHLB advances outstanding, reducing total FHLB borrowings outstanding to $58,711,000 with a weighted average interest rate of 4.95%. Debt prepayment penalties included in first quarter 2008 Other Expenses related to this FHLB debt reduction were $12,000. Additionally, effective March 31, 2008, Union National terminated and repaid its remaining short-term borrowing agreements without penalty.

8. Other-Than-Temporary Impairment of Investment Securities

In order to determine whether unrealized losses in the market value of investment securities are other than temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value had been less than cost, independent analysts’ opinions about circumstances that could affect the performance of the investment, and management’s intention and ability to hold the securities to the earlier of recovery of losses or maturity.

During 2007, management had recorded $800,000 in other-than-temporary impairment charges related to declines in the value of three available-for-sale corporate debt investment securities with an original amortized cost of $3,000,000. Scheduled income payments on the securities received through the first quarter of 2008 were fully applied to principal, further reducing the combined book value of the three investments to $2,054,000 as of March 31, 2008.

The Corporation’s combined market valuation of the three securities as of March 31, 2008 reflects additional unrealized losses, versus carrying value, of $1,104,000. A corresponding after-tax reduction of stockholders’ equity of $729,000 was recorded as of March 31, 2008 as an other comprehensive loss. Management used market pricing as of March 31, 2008 based upon quoted prices in limited trading activity of the issuances. The temporarily reduced market prices were not a result of a default in the underlying issuers. The three securities remain rated as investment grade as of March 31, 2008, as they have been since the time of purchase. Management determined the first quarter 2008 additional declines in market value to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential. The three investment securities were current, as of March 31, 2008, for scheduled investment interest payments since issuance.

•
The reduced market value of the securities was based upon limited trading activity in the first quarter 2008; therefore, the recent unrealized losses have been for a very short period of time (less than three months).

•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

9. Split Dollar Life Insurance Postretirement Benefits

Effective January 1, 2008 , Union National adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. Union National has certain split-dollar life insurance arrangements as part of the Corporation’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with SFAS No. 106. In adopting EITF 06-4, Union National recorded a cumulative effect adjustment to the balance of retained earnings of $73,000 as of January 1, 2008, and $4,000 of related net periodic postretirement benefit expense for the quarter ended March 31, 2008.

10. Memorandum of Understanding

On June 20, 2007, the Bank entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”). Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank’s loan portfolio management, (4) review and revise the Bank’s funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank’s consumer compliance program, (6) ensure the Bank’s interest rate risk (“IRR”) measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU. Each provision of the MOU is subject to OCC approval, non-objection and/or review.

Included in the response to the MOU, Union National has established target capital rates for the Bank of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. Union National expects to meet these capital targets by further reducing borrowings and liabilities, generating capital from net earnings, and if necessary, a capital infusion.

Through the first quarter of 2008, management has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU.

11. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2008, Union National adopted SFAS No. 157, "Fair Value Measurements" for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” Union National will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs -	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Inputs -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Union National’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Securities Available for Sale

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Level 3 inputs are for investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments.
Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to support certain Level 3 investments. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Dollars in Thousands	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Investment Securities Available-For-Sale	$-	$67,333	$950	$68,283

Impaired Loans			$6,655	$6,655

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for sale securities using significant unobservable (Level 3) inputs:

Available-For Sale Securities
Beginning Balance at December 31, 2007	$2,172
Payments received and applied to principal	(118)
Total realized and unrealized gains (losses)
Included in net income	-
Included in other comprehensive income (loss)	(1,104)

Ending Balance at March 31, 2008	$950

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans using significant unobservable (Level 3) inputs:

Impaired Loans
Beginning Balance at December 31, 2007	$2,636
Loans added to impaired classification in the first quarter of 2008	4,125
Payments received and applied to principal	(51)
Charge-offs of impaired loans	(55)

Ending Balance at March 31, 2008	$6,655

The valuation allowance on impaired loans was $418,000 at March 31, 2008 as compared to $380,000 at December 31, 2007. During the three-month period ended March 31, 2008, an additional provision for loan and lease losses of $38,000 was made for impaired loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant as of March 31, 2008.

Effective January 1, 2008, Union National adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 permits Union National to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Union National may record identical assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008, did not have a significant impact on Union National’s consolidated financial statements.

12. Recent Accounting Pronouncements

On January 1, 2008, Union National adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 11 - Fair Value Measurements of Assets and Liabilities).

On January 1, 2008, Union National adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. Union National has split-dollar life insurance arrangements and has recorded the impact the adoption of the standard had on the Consolidated Statements of Income and the Consolidated Statement of Financial Condition (See Note 9 - Split Dollar Life Insurance Postretirement Benefits).

On January 1, 2008, Union National adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, Union National may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. (See Note 11 - Fair Value Measurements of Assets and Liabilities).

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a significant impact on Union National’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. No. 141 (R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. SFAS 141(R) will impact the Company’s accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Management does not believe that SFAS 160 will have a material impact on Union National’s consolidated financial position and results of operations.

The SEC has issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (“SAB 109”), which expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption and consideration of SAB 109 did not have a significant impact on Union National’s consolidated financial position and results of operations.

The SEC has issued Staff Accounting Bulletin No. 110 (“SAB 110”), which amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Adoption and consideration of SAB 110 did not have a significant impact on Union National’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the results of operations and financial condition, and highlights the significant changes in the results of operations and financial condition, as presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”) for the three-month periods ended March 31, 2008 and 2007. Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, and ceased operations in October 2007. Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2007, and with Union National’s Forms 8-K, that were filed during 2008 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this document, the Annual Report on Form 10-K for the year ended December 31, 2007, Union National’s Forms 8-K, and in the documents that are incorporated by reference, could affect the future financial results of Union National, the Bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces;
•	Rapidly changing technology; and
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including Union National’s Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.

The provision for loan and lease losses and the level of the allowance for loan and lease losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. (Loans and lease financing receivables are, throughout the remainder of Management’s Discussion and Analysis, collectively referred to as “loans”). While we use available information to make such evaluations, future adjustments to the allowance and the provision for loan and lease losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions we used in making the evaluation.

Investments are carried at fair value with any unrealized gains, as well as losses that we consider to be temporary, reported net of tax as an adjustment to stockholders’ equity. If we determine that impairment in the value of an investment security is “other than temporary,” the related loss is recorded in the consolidated income statement. In order to determine whether such unrealized losses are other than temporary, management regularly reviews investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment. After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not a decline in market value is other than temporary.

Results of Operations

Overview

Net income was $413,000 or $0.16 diluted earnings per share for the quarter ended March 31, 2008, as compared to a net loss of $356,000 or $0.14 diluted loss per share for the quarter ended March 31, 2007. The reduction in interest rates that began in the latter half of 2007, and continued more rapidly in the first quarter of 2008, contributed to a decline in the Corporation’s net interest margin to 3.06% for the first quarter of 2008 from 3.61% in the first quarter of 2007 and 3.24% during the fourth quarter of 2007. The reduction in net interest margin resulted in a decrease in first quarter net interest income from $3,774,000 in 2007 to $3,434,000 in 2008. Non-interest revenue was reduced in the first quarter of 2008 due to the closure in the fourth quarter of 2007 of Union National’s mortgage brokerage subsidiary, Home Team.

The reductions in net interest income and other operating income were offset by substantial savings in the Corporation’s operating and restructuring expenses, which decreased 28.5% from $5,857,000 in the first quarter of 2007 to $4,186,000 in the first quarter of 2008.

The provision for loan losses in the first quarter of 2008 was $140,000, as compared to $207,000 in the first quarter of 2007. The first quarter 2008 provision exceeded net charge-offs of $73,000 for the period, as the Corporation increased its allowance for loan and lease losses to $3,742,000 or 1.02% of total loans and leases as of March 31, 2008.

The Corporation realized gains on sales of investment securities of $191,000 in the first quarter of 2008 as compared to realized losses on sales of investment securities of $519,000 in the first quarter of 2007. The significant losses in 2007 related to securities sold as part of the first quarter 2007 de-leveraging activities as previously discussed in Note 7 to the consolidated financial statements.

Net income (loss) as a percent of average stockholders' equity, (return on average equity or “ROE”), and net income (loss) as a percent of average realized stockholders’ equity, which excludes the impact of accumulated other comprehensive income (loss), were as follows on an annualized basis:

	Three Months Ended March 31,
	2008	2007
ROE	5.79%	(5.00)%
ROE (Realized Equity)	5.79%	(4.87)%

Accumulated other comprehensive income (loss) consists primarily of the amount of net unrealized gains (losses) on available-for-sale investment securities, net of tax.

Outlook

The economy in the Bank’s market in 2008 may be negatively impacted by recent national economic events and overall national economic trends including the lessening of certain borrowers' financial strength, a decline in the housing market and residential mortgage activity, and rapidly declining interest rates. We are monitoring these general and specific trends closely. We are closely monitoring our commercial and consumer credit relationships, and investment holdings collateralized by residential mortgages, which are potentially impacted by the health of the housing market.

We are also closely monitoring and managing the decline in interest rates that began at the end of 2007 and accelerated in the first quarter of 2008. We regularly assess our interest rate sensitivity, and have taken measures to reduce our core funding costs to mitigate the potential negative impacts of these significant rate shifts on our core net interest income.

Despite these challenging economic conditions, we expect continued modest growth in loans and deposits for 2008, driven largely by our continued emphasis on our core banking business including expanding existing customer relationships, developing new business relationships, and promoting our retail deposit products through marketing and pricing initiatives. We expect generally a slight reduction in net interest income as savings in funding costs from interest rate reductions and de-leveraging debt reductions are more than offset by interest income decreases due to interest rate reductions on earning assets and decreased investment holdings from de-leveraging. We expect continued growth in certain core other operating income categories, including deposit servicing and alternative investment sales. With the closure of our Home Team subsidiary in 2007, we expect overall other operating income and operating expenses to decrease in 2008 compared to 2007 due to the substantial elimination of mortgage brokerage income and costs. Further, we expect additional operating expense savings from efficiencies due to the 2007 restructuring activities.

On June 20, 2007, the Bank entered into a Memorandum of Understanding ("MOU") with the Comptroller of the
Currency ("OCC"), as previously described in Note 10 to the consolidated financial statements. We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and have complied with the terms of the MOU through the first quarter of 2008. We are committed to addressing and resolving the issues in the MOU.

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

In January 2007, we decided to de-leverage our Balance Sheet to strengthen our equity position, enhance our income tax effectiveness, and facilitate our future core banking growth strategies for loans and deposits. We reduced the size of our available-for-sale securities portfolio by $64,345,000 and reduced our restricted investment in FHLB stock by $2,039,000, using most of the sales proceeds to pay down $48,755,000 of FHLB debt and $6,550,000 of other short-term borrowings.

We have planned for, and have already executed, additional cost-effective de-leveraging activities in 2008 using low-interest yielding short-term earning assets to reduce higher cost long-term borrowings. In January 2008, the Bank liquidated Federal Funds Sold to prepay a total of $10,105,000 of FHLB advances outstanding, reducing total FHLB borrowings outstanding to $58,711,000. Additionally, effective March 31, 2008, Union National terminated and repaid its remaining short-term borrowing agreements. Also, through March 31, 2008, Union National called $5,958,000 of brokered CD’s, without penalty, and has the option to call an additional $10,440,000 of brokered CD’s through July 2008. The brokered CD’s called through March 31, 2008 had a fixed weighted average interest cost of 4.65%, and the remaining brokered CD’s with options to call through July 2008 have a fixed weighted average interest cost of 5.06%.

During 2004 and 2003, we obtained net funding of $11,000,000 from the issuance of junior subordinated debentures to trust subsidiaries that then issued trust capital securities. In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures that are at a fixed rate of 5.28% for an initial period of approximately three years and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate remained at 5.28% through December 31, 2007 but reset to 5.09% as of March 31, 2008. In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%. The coupon rate was 7.83% and 6.10% at December 31, 2007 and March 31, 2008, respectively. On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. All of the above debentures are callable at our option five years after issuance.

The terms and amounts of the FHLB borrowings, brokered CDs, and the issuance of the junior subordinated debentures, when combined with our overall balance sheet structure, maintain Union National within its interest rate risk policies. For the three months ended March 31, 2008, the previously discussed decline in Union National’s taxable-equivalent net interest margin resulting primarily from the recent reduction in interest rates contributed to a decline in the Corporation’s net interest margin and a decrease in first quarter net interest income from $3,774,000 in 2007 to $3,434,000 in 2008.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan and lease losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases, based on our analysis of the adequacy of the allowance for loan and lease losses. The provision was $140,000 for the three months ended March 31, 2008, as compared to $207,000 for the three months ended March 31, 2007. During the first quarter of 2008, we had net charge-offs of $73,000 (primarily related to losses on leases and consumer loans) as compared to net charge-offs of $89,000 during the first quarter of 2007. We may need to make future adjustments to the allowance, and the provision for loan and lease losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See additional discussion on Loans, Credit Quality and Credit Risk, and the Allowance for Loan Losses in the Financial Condition section of this Management Discussion and Analysis.

Other Operating Income

Other Operating Income decreased by $182,000 or 11.4% during the first quarter of 2008 versus the first quarter of 2007. The decrease was a result of net increases (decreases) in the following components of Other Operating Income:

Income from Fiduciary Activities	$13,000
Service Charges on Deposit Accounts	54,000
Other Service Charges, Commissions, and Fees	23,000
Alternative Investment Sales Commissions	(1,000)
Net Investment Securities Gains (Losses)	710,000
Mortgage Banking/Brokerage Activities	(772,000)
Title Insurance/Settlement Income	(123,000)
Earnings from Bank-Owned Life Insurance	4,000
Other	(90,000)
Total Decrease in Other Operating Income	$(182,000)

The increase in net investment securities gains (losses) reflects first quarter 2007 losses related to the de-leveraging transaction of $519,000, as previously described in Note 7 to the consolidated financial statements, compared to realized securities gains of $191,000 during the first quarter of 2008. The reduction in Mortgage Banking/Brokerage Activities and Title Insurance/Settlement income reflects the cessation of operations of Home Team in October of 2007 as previously described in Note 6 of the consolidated financial statements.

Other Operating Expenses

Other Operating Expenses decreased by $1,671,000 or 28.5% during the first quarter of 2008 versus the first quarter of 2007. Increases (decreases) in the components of Other Operating Expenses when comparing the three-month period ended March 31, 2008 and 2007 are as follows:

Salaries and Wages	$(670,000)
Employee Benefit Costs	(199,000)
Net Occupancy	(35,000)
Furniture & Equipment	(13,000)
Professional Fees	(113,000)
Data Processing Services	12,000
Pennsylvania Shares Tax	38,000
Advertising and Marketing	(177,000)
ATM Processing	(12,000)
Minority Interest in Earnings of Subsidiaries	(71,000)
Restructuring Charge	(536,000)
Other Expenses	105,000
Total Decrease in Other Operating Expenses	$(1,671,000)

The decrease in Salaries and Wages, and Employee Benefit Costs, reflect the positive impact realized from the staff restructuring, as well as and the cessation of operations of Home Team during the fourth quarter of 2007. Professional fees decreased primarily due to the 2007 expenses including fees for a nonrecurring profit improvement consulting engagement. Advertising and Marketing costs were higher in 2007 due to branding costs related to the Gold Café launch and marketing charges related to the now closed Home Team. Minority Interest in Earnings of Subsidiaries reflects the impact of the Home Team shutdown during the fourth quarter of 2007. The Restructuring Charge, as previously described in Note 7 to the consolidated financial statements, consisted of staff reorganization severance and related costs incurred in the first quarter of 2007.

Income Taxes

The expense from income taxes was $107,000 for the three months ended March 31, 2008, as compared to a benefit of $340,000 the same period of last year. The effective tax rate as of March 31, 2008 was 20.6%. Generally, our effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Union National’s adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended March 31, 2008 and 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Investment Securities

As of March 31, 2008 and December 31, 2007, all of our investment securities are classified as available for sale. Securities classified as available for sale are those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. We possess the ability and intent to hold securities with temporary impairment to maturity or recovery; however, we recognize that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, we have designated our entire portfolio of investment securities as being available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as Other Comprehensive Income (Loss), a component of Stockholders' Equity.

We purchase certain types of mortgage-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position. These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities. Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments. The weighted-average yield on mortgage-backed securities was 4.52% and 4.95% at March 31, 2008 and December 31, 2007, respectively. Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model. See other sections of Management’s Discussion and Analysis titled Liquidity and Market Risk - Interest Rate Risk for further discussion.

As of March 31, 2008 and December 31, 2007, Union National had a portfolio of investment securities as follows:

	March 31, 2008	December 31, 2007
Market Value of Debt Securities	$67,857,000	$73,729,000
Market Value of Equity Securities	426,000	447,000
Total Market Value of Investment Securities	$68,283,000	$74,176,000

Equity securities held are comprised primarily of common stock holdings in other financial institutions, and the market values include aggregate unrealized gains of $67,000 and $88,000 as of March 31, 2008 and December 31, 2007, respectively.

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities. The market value of these debt securities included aggregated pre-tax unrealized losses of $974,000 and $70,000 as of March 31, 2008 and December 31, 2007, respectively, that amounted to 1.4% and 0.1% of the amortized cost basis of the debt securities as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, $67,333,000 or 98.6% of the fair value of total investment securities were measured using Level 2 inputs as defined by SFAS 157, and $950,000 or 1.4% were measured using Level 3 inputs as defined by SFAS 157 (please see definitions and related discussion in Note 11 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased from $2,172,000 at December 31, 2007 to $950,000 at March 31, 2008. $118,000 of the decrease in value related to interest payments received, which were fully applied to principal, during the first quarter of 2008. The remaining $1,104,000 of the decrease in value between December 31, 2007 and March 31, 2008 were unrealized losses which management determined to be temporary (with a corresponding after-tax reduction of stockholders’ equity of $729,000 recorded as an other comprehensive loss). The reduction in stockholders’ equity did not materially impact the company’s capital position, as net income from the first quarter substantially offset the impact of the other comprehensive losses. Additionally, because the securities have a higher degree of illiquidity, they are not viewed by management as a primary and relied upon source of Union National’s liquidity and funds management processes.

The Level 3 securities are three corporate debt obligations (see related discussion in Note 8 of the consolidated financial statements) with underlying positions being primarily trust preferred instruments. Management’s valuation and assessment of these Level 3 investments was based primarily upon indicative exit pricing and analyses obtained from broker/dealers who are market makers for these specific types of securities. Additional support for the valuation included internal assessments of cash flow, and internal analyses of investment performance and ratings. The temporarily reduced market prices as of March 31, 2008 were not a result of a default in the underlying issuers. The three securities remain rated as investment grade as of March 31, 2008, as they have been since the time of purchase, and all three securities were current, as of March 31, 2008, for scheduled investment interest payments since origination. Management determined the first quarter 2008 declines in market value to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential.

•	The reduced market value of the securities was based upon limited trading activity in the first quarter 2008 as the securities reflect a higher degree of illiquidity.
•	The recent unrealized losses have been for a very short period of time (less than three months).
•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

Loans, Credit Quality and Credit Risk

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms. We continue to closely monitor these borrowers' financial strength. At March 31, 2008, total nonperforming loans amounted to $2,977,000, or 0.8% of net loans, as compared to a level of $3,039,000, or 0.8%, at December 31, 2007. Historically, the percentage of nonperforming loans to net loans as for the five-year period ending December 31, 2007, was an average of 0.7%.

Schedule of Nonperforming Assets (dollars in thousands):

	March 31, 2008	December 31, 2007
Nonaccruing Loans	$2,869	$2,919
Accruing Loans - 90 days or more past due	108	120
Total Nonperforming Loans	2,977	3,039
Foreclosed Real Estate	-	-
Repossessed Assets	-	50
Foreclosed Purchased Loans	138	106
Total Nonperforming Assets	$3,115	$3,195

Nonperforming Loans as a % of Net Loans	0.8%	0.8%

Allowance for Loan Losses as a % of Nonperforming Loans	126%	121%

As of March 31, 2008, Union National had impaired loans totaling $6,655,000 or 1.8% of total loans and leases (before the allowance for loan and lease losses), a net increase of $4,019,000 as compared to December 31, 2007, when the total value of impaired loans was $2,636,000 or 0.7% of total loans and leases. The increase in impaired loans relates to certain larger commercial credits which were rated as classified as of December 31, 2007; however, during the first quarter, management determined that the loans further met the criteria as impaired. Union National considers a loan or lease to be impaired when, based upon current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan or lease agreement will not be collected. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment. Accordingly, Union National does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement. As previously discussed in Note 11 to the consolidated financial statements, Union National determines the fair value of impaired loans on a loan-by-loan basis based primarily upon the fair value of the underlying collateral using Level 3 inputs comprised of customized collateral value discounting analyses.

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

We believe, based on information currently available, that the current allowance for loan and lease losses of $3,742,000 is adequate to meet potential loan and lease losses. An analysis of Allowance for Loan Losses follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Average Total Loans Outstanding (Net of Unearned Income)	$365,637	$345,870

Allowance for Loan Losses, Beginning of Period	$3,675	$3,070
Loans Charged Off During Period	81	89
Recoveries of Loans Previously Charged Off	(8)	-
Net Loans Charged Off (Recovered)	73	89
Addition to Provision for Loan Losses Charged to Operations	140	207
Allowance for Loan Losses, End of Period	$3,742	$3,188

Ratio of Net Loans Charged Off (Recovered) to Average Loans Outstanding (Annualized)	0.08%	0.10%
Ratio of Allowance for Loan Losses to Net Loans at End of Period	1.02%	0.90%

The portion of the allowance for loan and lease losses which related to Level 3 valued impaired loans was $418,000 at March 31, 2008 as compared to $380,000 at December 31, 2007. During the three-month period ended March 31, 2008, an additional provision for loan and lease losses of $38,000 was made for impaired loans.

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB.

We believe that our core deposits are fairly stable even in periods of changing interest rates like we are currently experiencing. Liquidity and funds management is governed by policies and is measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. We have obtained funding through FHLB advances and through the use of brokered CDs, as well as the issuance of junior subordinated debentures. These items are described under Interest Income/Funding Sources, above.

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $113,945,000 at March 31, 2008 as compared to $111,503,000 at December 31, 2007. Total standby letters of credit amounted to $5,907,000 at March 31, 2008 as compared to $6,239,000 at December 31, 2007.

In addition, in the conduct of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated. Formerly, the majority of this contract expired in November 2007; however, the contract renegotiation resulted in a new maturity date of November 2013. Any early termination will require the payment of a substantial penalty. The renegotiation and extension of this contract resulted in annual savings of approximately $100,000 in data processing and ATM processing expenses as compared to the costs we would have incurred without the renegotiation. There has been no material change in contracts for services since December 31, 2007 through March 31, 2008.

Stockholders' Equity

Union National and the Bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities.

On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 10 of the consolidated financial statements. Included in the MOU is a requirement that the Bank develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations. In response to the MOU, Union National Community Bank has established target capital rates of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. Union National expects to meet these capital targets by further reducing borrowings, generating capital from net earnings, and if necessary, a capital infusion.

Except as discussed above, there are no other known trends or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2008.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the BCL).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  Generally, the National Bank Act would permit the Bank to declare dividends in 2008 of approximately $884,000, plus an amount equal to the net profits of the Bank in 2008 up to the date of any such dividend declaration.

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

As of March 31, 2008 and December 31, 2007, Union National and the Bank met all capital adequacy requirements to which they are subject, and the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Union National and the Bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of: March 31, 2008, and December 31, 2007, as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Union National Financial Corporation
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,842	7.91%	$38,370	7.79%
Minimum Required for Capital Adequacy Purposes	19,633	4.00	19,705	4.00

Risk-based Capital Ratios:
Tier I Capital Ratio – Actual	38,842	9.16	38,370	9.08
Minimum Required for Capital Adequacy Purposes	16,963	4.00	16,905	4.00

Total Capital Ratio – Actual	49,900	11.77	49,487	11.71
Minimum Required for Capital Adequacy Purposes	33,927	8.00	33,810	8.00

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Union National Community Bank
Leverage Ratio:
Tier I Capital to Average Total Assets	$38,987	7.96%	$38,633	7.84%
Minimum Required for Capital Adequacy Purposes	19,597	4.00	19,705	4.00
To Be Well-Capitalized Under Prompt Corrective Action Provisions	24,497	5.00	24,631	5.00

Risk-based Capital Ratios:
Tier I Capital Ratio – Actual	38,987	9.22	38,633	9.17
Minimum Required for Capital Adequacy Purposes	16,908	4.00	16,845	4.00
To Be Well-Capitalized Under Prompt Corrective Action Provisions	25,362	6.00	25,268	6.00

Total Capital Ratio – Actual	48,729	11.53	48,308	11.47
Minimum Required for Capital Adequacy Purposes	33,816	8.00	33,691	8.00
To Be Well-Capitalized Under Prompt Corrective Action Provisions	42,270	10.00	42,114	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital. At March 31, 2008, this limitation amounted to approximately $4,873,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National is $9,714,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National. The balance of the trust capital securities, $1,286,000, is included in Tier II regulatory capital of Union National Financial Corporation above. Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank. These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 10 of the consolidated financial statements. Management has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the end of the first quarter of 2008. We believe that the MOU will have no material impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and we are committed to addressing and resolving the issues.

The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Many of the provisions of this act had already been implemented by Union National, and Union National has complied with the provisions of Section 404 of the Sarbanes-Oxley Act as required during 2007, including providing a report on our internal control over financial reporting as of December 31, 2007. To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process.

The Federal Deposit Insurance Reform Act of 2005 (“the Act”) allows eligible insured depository institutions to share in a one-time assessment credit, which was approximately $228,000 for the Bank. Through the year ended December 31, 2007, the Bank used $150,000 of this credit. An additional $52,000 of this credit was used in the first quarter of 2008, and the Bank has $26,000 remaining to offset assessments estimated at $300,000 for the remainder of 2008.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease less than 8% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase less than 5%. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2008 by the following:

•
Managing the use of adjustable- and floating-rate loans, and hybrid loans with initial fixed-rates converting to variable-rates, in comparison to totally fixed-rate loans for new or refinanced commercial and agricultural loans;

•
Repositioning of our investment security portfolio mix by purchasing lower-risk shorter term U.S. government agencies, and seasoned, shorter duration mortgage-back securities, to maintain liquidity and minimize significant changes in value due to declining interest rates;

•	Managing and expanding the Bank's core retail deposit base including deposits obtained in our commercial cash management programs, premium money market accounts, and retail time deposits;
•	De-leveraging with sales of investment securities and repayment of FHLB advances and other borrowings.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2008, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

ITEM 4T – CONTROLS AND PROCEDURES

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. Other than the MOU with the OCC and the effects thereof, as discussed earlier on pages 9 and 23 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

ITEM 1A – RISK FACTORS

During the three months ended March 31, 2008, and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

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
Mark D. Gainer
Chairman, CEO and President
(Principal Executive Officer)

Date: May 9, 2008

By	/s/ Michael D. Peduzzi
Michael D. Peduzzi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2008