Form 10-Q
period 2008-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2008-08-14
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

2,720,119 shares of $.25 (par) common stock were outstanding as of August 13, 2008.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition As of June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income For the Three and Six Months Ended June 30, 2008 and 2007	2

	Consolidated Statements of Changes in Stockholders’ Equity For the Six Months Ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007	4 - 5

	Notes to Consolidated Financial Statements	6 - 17

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 31

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 -	Controls and Procedures	33

Item 4T -	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings	34
Item 1A -	Risk Factors	34
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3 -	Defaults upon Senior Securities	34
Item 4 -	Submission of Matters to a Vote of Security Holders	34
Item 5 -	Other Information	35
Item 6 -	Exhibits	35

Signatures		36

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Union National Financial Corporation
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$15,412	$16,700
Interest-Bearing Deposits in Other Banks	33	227
Federal Funds Sold	─	20,955
Total Cash and Cash Equivalents	15,445	37,882
Interest-Bearing Time Deposits in Other Banks	1,874	─
Investment Securities Available-for-Sale	70,079	74,176
Loans and Leases, Net of Unearned Income	375,275	364,337
Less: Allowance for Loan and Lease Losses	(3,831)	(3,675)
Net Loans and Leases	371,444	360,662
Premises and Equipment, Net	12,463	9,038
Restricted Investment in Bank Stocks	3,521	3,652
Bank-Owned Life Insurance	10,887	10,669
Other Assets	7,575	5,697
TOTAL ASSETS	$493,288	$501,776

LIABILITIES
Deposits:
Noninterest-Bearing	$49,147	$46,624
Interest-Bearing	323,358	329,687
Total Deposits	372,505	376,311
Short-Term Borrowings	19,083	6,629
Long-Term Debt	51,334	68,816
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,152	3,879
TOTAL LIABILITIES	463,415	472,976

STOCKHOLDERS' EQUITY
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued - 3,129,866 and 2,964,738 at June 30, 2008 and December 31, 2007, respectively; Outstanding - 2,711,677 and 2,546,549 at June 30, 2008 and December 31, 2007, respectively	782	741
Surplus	14,795	13,313
Retained Earnings	23,707	23,063
Accumulated Other Comprehensive (Loss) Income	(1,082)	12
Treasury Stock, 418,189 shares, at cost	(8,329)	(8,329)
TOTAL STOCKHOLDERS' EQUITY	29,873	28,800
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$493,288	$501,776

See accompanying notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans and Leases	$6,146	$6,759	$12,507	$13,214
Investment Securities:
Taxable Interest	784	701	1,572	1,618
Tax-Exempt Interest	─	187	─	404
Dividends	25	66	68	151
Other	77	101	222	117
Total Interest Income	7,032	7,814	14,369	15,504
INTEREST EXPENSE
Deposits	2,358	2,558	5,154	4,970
Short-Term Borrowings	4	56	65	163
Long-Term Debt	713	843	1,459	1,922
Junior Subordinated Debentures	266	321	566	639
Total Interest Expense	3,341	3,778	7,244	7,694
Net Interest Income	3,691	4,036	7,125	7,810
PROVISION for LOAN and LEASE LOSSES	139	270	279	477
Net Interest Income after Provision for Loan & Lease Losses	3,552	3,766	6,846	7,333
NON-INTEREST INCOME
Income from Fiduciary Activities	78	143	158	210
Service Charges on Deposit Accounts	493	467	946	866
Other Service Charges, Commissions, Fees	275	300	534	536
Alternative Investment Sales Commissions	209	217	407	416
Impairment Charge on Investment Security	─	(450)	─	(450)
Net Investment Securities Gains	10	597	201	78
Mortgage Banking/Brokerage Activities	22	619	36	1,405
Title Insurance/Settlement Income	─	100	─	223
Earnings from Bank-Owned Life Insurance	111	106	218	209
Other Income	36	85	146	285
Total Non-Interest Income	1,234	2,184	2,646	3,778
NON-INTEREST EXPENSE
Salaries and Wages	1,546	2,063	3,064	4,251
Retirement Plan and Other Employee Benefits	343	513	744	1,113
Net Occupancy	358	746	868	1,291
Furniture and Equipment	229	272	476	532
Professional Fees	213	495	473	868
Data Processing Services	209	223	437	439
Pennsylvania Shares Tax	75	94	175	156
Advertising and Marketing	140	211	187	435
ATM Processing	71	86	146	173
Minority Interests in Losses of Subsidiaries	─	(138)	─	(67)
Restructuring Charge	─	181	─	717
Other Expenses	1,246	911	2,046	1,606
Total Non-Interest Expense	4,430	5,657	8,616	11,514
Income (Loss) Before Income Taxes (Benefit)	356	293	876	(403)
PROVISION for (BENEFIT from) INCOME TAXES	52	(44)	159	(384)
NET INCOME (LOSS)	$304	$337	$717	$(19)
EARNINGS (LOSS) PER SHARE

Basic	$0.12	$0.13	$0.28	$(0.01)
Diluted	0.12	0.13	0.28	(0.01)
Cash Dividends Paid	─	0.06	─	0.16

See accompanying notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended June 30, 2008
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	2,546,549	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Loss:
Net Income	─	─	─	717	─	─	717
Unrealized Losses on Available-for-Sale Securities arising during the period, net of tax	─	─	─	─	(961)	─	(961)
Reclassification Adjustment for Security Gains Included in Net Income, net of tax	─	─	─	─	(133)	─	(133)
Total Comprehensive Loss	─	─	─	─	─	─	(377)
Issuance of Common Stock under:
Private Placement Stock Offering, net of costs	163,690	41	1,469	─	─	─	1,510
Dividend Reinvestment and Stock Purchase Plan	745	─	8	─	─	─	8
Employee Plans	693	─	5	─	─	─	5
Split Dollar Life Prior Period Adjustment	─	─	─	(73)	─	─	(73)

Balance at June 30, 2008	2,711,677	$782	$14,795	$23,707	$(1,082)	$(8,329)	$29,873

	Six Months Ended June 30, 2007
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2006	2,523,983	$735	$12,918	$23,460	$(242)	$(8,323)	$28,548

Comprehensive Loss:
Net Loss	─	─	─	(19)	─	─	(19)
Unrealized Losses on Available-for-Sale Securities arising during the period, net of tax	─	─	─	─	(369)	─	(369)
Reclassification Adjustment for Security Gains Included in Net Income, net of tax	─	─	─	─	(52)	─	(52)
Reclassification Adjustment for Impairment Charges on Investment Securities, net of tax	─	─	─	─	297	─	297
Unrealized Losses on Cash Flow Hedges, net of tax	─	─	─	─	(39)	─	(39)
Reclassification Adjustment for Hedging Losses included in Net Income, net of tax	─	─	─	─	93	─	93
Total Comprehensive Loss	─	─	─	─	─	─	(89)
Acquisition of Treasury Stock	(50)	─	─	─	─	(2)	(2)
Share-based Compensation Expense	─	─	67	─	─	─	67
Issuance of Common Stock under:
Dividend Reinvestment and Stock Purchase Plan	5,088	2	84	─	─	─	86
Employee Plans	13,272	3	171	─	─	─	174
Cash Dividends	─	─	─	(404)	─	─	(404)

Balance at June 30, 2007	2,542,293	$740	$13,240	$23,037	$(312)	$(8,325)	$28,380

See accompanying notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
 (Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS from OPERATING ACTIVITIES
Net Income (Loss)	$717	$(19)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Depreciation and Amortization	635	653
Provision for Loan and Lease Losses	279	477
Restructuring Charge	─	717
Cash Payments Related to Restructuring Charge	(149)	(206)
Impairment Charge on Investment Security	─	450
Stock-Based Compensation Expense	─	67
Net Accretion of Investment Securities’ Discounts	(89)	(18)
Net Investment Securities Gains	(201)	(78)
Decrease in Minority Interest in Consolidated Subsidiaries	(1)	(67)
Earnings from Bank-Owned Life Insurance	(218)	(209)
Gains on Loans Sold	─	(1,024)
Net Gain on Sale of Foreclosed Real Estate	─	(128)
Proceeds from Sales of Loans	─	37,713
Loans Originated for Sale	─	(36,520)
Decrease in Accrued Interest Receivable	417	506
Increase in Other Assets	(1,833)	(127)
(Decrease) Increase in Other Liabilities	(651)	454
Net Cash (Used In) Provided by Operating Activities	(1,094)	2,641

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	24,479	81,885
Proceeds from Maturities of Available-for-Sale Securities	29,772	4,766
Purchases of Available-for-Sale Securities	(51,528)	(20,213)
Purchases of Time Deposits in Other Banks	(1,874)	─
Net Sales of Restricted Investments in Bank Stocks	131	1,981
Proceeds from Sale of Foreclosed Real Estate	─	314
Net Loans and Leases Made to Customers	(11,060)	(17,538)
Purchases of Premises, Equipment and Software	(3,952)	(513)
Net Cash (Used In) Provided by Investing Activities	(14,032)	50,682

CASH FLOWS from FINANCING ACTIVITIES
Net Decrease in Demand Deposits and Savings Accounts	(614)	(419)
Net (Decrease) Increase in Time Deposits	(3,192)	16,925
Net Increase (Decrease) in Short-Term Borrowings	12,454	(6,667)
Proceeds from Issuance of Long-Term Debt	─	4,254
Payments on Long-Term Debt	(17,482)	(53,009)
Acquisition of Treasury Stock	─	(2)
Issuance of Common Stock	1,523	260
Cash Dividends Paid	─	(404)
Net Cash Used in Financing Activities	(7,311)	(39,062)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,437)	14,261
CASH and CASH EQUIVALENTS - Beginning of Period	37,882	15,462
CASH and CASH EQUIVALENTS - End of Period	$15,445	$29,723

See accompanying notes to consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information

Cash Payments (Refunds) for:
Interest	$7,953	$7,858
Income Taxes	─	(200)

See accompanying notes to consolidated financial statements.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of June 30, 2008 and December 31, 2007, and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the periods ended June 30, 2008 and 2007. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2007, and with Union National’s Forms 8-K, that were filed during 2008 with the SEC.

2. Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and the assessment of other-than-temporary impairment of investment securities.

3. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three and six months ended June 30, 2008 and 2007. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to issue stock were exercised.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net Income (Loss):	$304,000	$337,000	$717,000	$(19,000)
Weighted-average number of common shares outstanding	2,584,671	2,528,321	2,565,908	2,527,090
Basic earnings (loss) per share	$0.12	$0.13	$0.28	$(0.01)

Weighted-average number of common shares outstanding	2,584,671	2,528,321	2,565,908	2,527,090
Common stock equivalents due to effect of stock options	─	6,283	─	─
Total weighted-average common shares and equivalents	2,584,671	2,534,604	2,565,908	2,527,090
Diluted earnings (loss) per share	$0.12	$0.13	$0.28	$(0.01)

Stock options outstanding which had no intrinsic value, and therefore, would not be included in a diluted earnings (loss) per share computation, were 108,679 and 107,008 as of June 30, 2008 and 2007, respectively.

4. Stock-Based Compensation

Union National had two stock option plans outstanding as of June 30, 2008: (i) the Employee Stock Incentive Plan (“SIP”); and (ii) the Independent Directors’ Stock Option Plan (“IDSOP”). Neither of these plans had remaining options available for grant as of June 30, 2008. It is Union National’s policy to issue new shares upon the exercise of stock options.

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

Prior to March 1, 2008, Union National had an Employee Stock Purchase Plan (“ESPP”); options granted under the ESPP had a five-year term and could be exercised at 85% of the fair market value of the stock on the date of exercise.

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, Union National recognizes compensation expense for share-based awards based upon an assessment of the grant date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. Union National recognizes share-based compensation expense for share-based awards on a straight-line basis over the vesting period of the award.

No options were granted or vested during the six months ended June 30, 2008. Union National did not have any share-based compensation expense for the three months and six months ended June 30, 2008 as all options are fully vested. The per-share weighted-average fair value of the 31,900 stock options granted during the six months ended June 30, 2007 (7,200 of which were forfeited during the second quarter of 2007 due to employee terminations) was $3.41 computed using the following assumptions:

Expected Dividend Yield:	3.45%	Expected Life (Years):	8.0
Risk-Free Interest Rate:	5.02%	Expected Volatility:	17.11%

Share-based compensation expense was $31,000 and $67,000 for the three and six months ended June 30, 2007, respectively. Stock option transactions for the six months ended June 30, 2008, are summarized below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2007 (Prices range from $9.31 to $22.14)	124,439	$18.32
Granted	─	─
Exercised (under the ESPP)	(693)	8.70
Forfeited	(12,085)	19.17
Expired	(2,982)	8.93
Outstanding at June 30, 2008 (Prices range from $11.52 to $22.14)	108,679	$18.53

The following table presents information regarding options outstanding (all exercisable) at June 30, 2008:

Number of options	108,679
Weighted-average contractual remaining term	4.8 Years
Weighted-average exercise price	$18.53
Aggregate intrinsic value	$-0-

During the six months ended June 30, 2008 and 2007, Union National received proceeds of $5,000 and $171,000, respectively, for the exercise of options with an intrinsic value of $1,000 and $25,000, respectively. Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.

5. Commitments and Guarantees

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. As of June 30, 2008, the Bank had $130,129,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $117,742,000 at December 31, 2007.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. There were $5,953,000 and $6,239,000 of standby letters of credit outstanding as of June 30, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit. The current amount of the liability at June 30, 2008 and December 31, 2007, for Bank guarantees under standby letters of credit issued is not considered to be material.

6. Residential Mortgage Business Venture

Effective October 31, 2007, Union National management decided to cease operations at Home Team, a residential mortgage brokerage subsidiary of the Bank, due to a weakening housing market and the related reduction in brokered residential mortgage loan volume. Accordingly, consolidated operating results for the three months and six months ended June 30, 2008 reflected no mortgage brokerage and title insurance income, and no operating expenses, related to Home Team. Consolidated operating results for the three months and six months ended June 30, 2007 included $606,000 and $1,371,000, respectively, of mortgage brokerage income, $100,000 and $223,000, respectively, of title insurance/settlement income, and $551,000 and $1,279,000, respectively, of operating expenses, related to Home Team.

7. Restructuring and De-Leveraging Initiatives

Restructuring

In the first half of 2007, management completed a restructuring of the Bank’s operations. The resulting restructuring charges, consisting of severance and related costs, totaled $181,000 and $717,000 for the three and six months ended June 30, 2007. For the six-months ended June 30, 2008 and 2007, Union National made cash payments related to the 2007 severance liability of $149,000 and $206,000, respectively.

De-Leveraging

In the first six months of 2008, Union National executed certain cost-effective de-leveraging activities using low-interest yielding short-term earning assets to reduce higher cost long-term borrowings. The Bank liquidated Federal Funds Sold to prepay a total of $17,482,000 of FHLB advances outstanding, reducing total FHLB borrowings outstanding to $51,334,000. Additionally, the Bank terminated and repaid its remaining short-term borrowing agreements and also called $9,809,000 of brokered CD’s. The Bank had the option to call an additional $6,602,000 of brokered CD’s in July 2008 (and subsequently exercised the option and called the CD’s in July 2008). The $9,809,000 of brokered CD’s called through June 30, 2008 had a fixed weighted average interest cost of 4.66%, and the $6,602,000 of brokered CD’s subsequently called in July 2008 had a fixed weighted average interest cost of 5.27%.

In June 2007, net security gains of $597,000 were realized by liquidating $81,885,000 of municipal securities yielding 4.97%. These securities were replaced with U.S. Agency securities yielding 5.31%, to enhance income tax effectiveness.

In January 2007, Union National began to de-leverage its Balance Sheet in order to strengthen the Bank’s capital position, enhance its income tax effectiveness, facilitate its future core banking growth strategies for loans and deposits, and improve its interest rate profile. Consequently, Union National reduced the size of its available-for-sale securities portfolio by $64,345,000 and reduced its restricted investment in FHLB stock by $2,039,000, realizing pre-tax losses on the sale of the securities of $519,000. The sales proceeds were used to pay down $48,755,000 of FHLB debt and $6,550,000 of other short-term borrowings, with related pre-tax debt prepayment penalties of $31,000 included in Other Expenses. In the aggregate, the first quarter 2007 de-leveraging activities adversely impacted after-tax earnings $363,000 or $0.14 per share.

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

During 2007, management recorded $800,000 in other-than-temporary impairment charges (including $450,000 recorded through the six month period ended June 30, 2007) related to declines in the value of three available-for-sale corporate debt investment securities with an original amortized cost of $3,000,000. Scheduled income payments on the securities received through the first six months of 2008 were fully applied to principal, further reducing the combined book value of the three investments to $2,003,000 at June 30, 2008.

Union National’s combined market valuation of the three securities at June 30, 2008 reflects additional unrealized losses, versus carrying value, of $1,103,000. A corresponding after-tax reduction of stockholders’ equity of $728,000 was recorded as of June 30, 2008 as an other comprehensive loss. Management used market pricing as of June 30, 2008 based upon quoted prices in limited trading activity of the issuances (see related discussion in Note 12 to the consolidated financial statements). The temporarily reduced market prices were not a result of a default in the underlying issuers. The three securities remain rated as investment grade as of June 30, 2008, as they have been since the time of purchase. Management determined the additional declines in market value in 2008 to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential. The three investment securities were current, as of June 30, 2008, for scheduled investment interest payments since issuance.

•
The reduced market value of the securities was based upon limited trading activity during the first six months in 2008; therefore, the recent unrealized losses have been for a short period of time (less than six months).

•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

9. Private Placement Stock Offering

On May 19, 2008, Union National commenced the sale of up to 526,315 unregistered shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,992.50. There is no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National will immediately contribute such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

The shares are being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D. The shares sold will be restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

As of June 30, 2008, Union National sold 163,690 shares representing gross proceeds of $1,555,000 under the private placement stock offering.

10. Split Dollar Life Insurance Postretirement Benefits

Effective January 1, 2008 , Union National adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. Union National has certain split-dollar life insurance arrangements as part of Union National’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with SFAS No. 106. In adopting EITF 06-4, Union National recorded a cumulative effect adjustment to the balance of retained earnings of $73,000 as of January 1, 2008. An additional $4,000 and $8,000 of related net periodic postretirement benefit expense was recorded for the three month and six month periods ended June 30, 2008, respectively.

11. Memorandum of Understanding

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

Included in the response to the MOU, Union National has established target capital rates for the Bank of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. As of June 30, 2008, Union National has met these capital targets by reducing borrowings, generating capital from net earnings, and by raising additional capital through the private placement stock offering (see related discussion in Note 9 to the consolidated financial statements).

The following table summarizes the Bank’s regulatory capital ratios as of June 30, 2008:

	Actual	Target Required by the MOU	To Be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 (leverage) capital	8.35%	8.00%	5.00%
Tier 1 risk-based capital	9.70	9.00	6.00
Total risk-based capital	12.04	12.00	10.00

Additionally, as of June 30, 2008, management believes that the Bank has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU.

12. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2008, Union National adopted SFAS No. 157, "Fair Value Measurements", for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” Union National will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs	Total Fair Value
Investment Securities Available-For-Sale	$	─	$69,179	$900	$70,079
Impaired Loans		─	─	$6,537	$6,537

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for sale securities using significant unobservable (Level 3) inputs (in thousands):

Available For-Sale Securities
Beginning Balance at December 31, 2007	$2,172
Payments received and applied to principal	(118)
Total realized and unrealized gains (losses)
Included in net income	─
Included in other comprehensive income (loss)	(1,104)
Ending Balance at March 31, 2008	$950
Payments received and applied to principal	(50)
Total realized and unrealized gains (losses)
Included in net income	─
Included in other comprehensive income (loss)	─
Ending Balance at June 30, 2008	$900

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans using significant unobservable (Level 3) inputs (in thousands):

Impaired Loans
Beginning Balance at December 31, 2007	$2,636
Loans added to impaired classification in 2008	4,125
Payments received and applied to principal	(51)
Repossessed assets	─
Charge-off of impaired loans	(55)
Ending Balance at March 31, 2008	$6,655
Loans added to impaired classification in 2008	269
Payments received and applied to principal	(87)
Repossessed assets	(300)
Charge-off of impaired loans	─
Ending Balance at June 30, 2008	$6,537

The valuation allowance on impaired loans was $318,000 at June 30, 2008 compared to $380,000 at December 31, 2007. During the six-month period ended June 30, 2008, the valuation allowance on impaired loans was reduced by $62,000 due primarily to principal repayments on impaired loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant as of June 30, 2008.

Effective January 1, 2008, Union National adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 permits Union National to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Union National may record identical assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008, did not have a significant impact on Union National’s consolidated financial statements.

13. Junior Subordinated Debentures

Union National has three issuances of junior subordinated debentures. On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. Other subordinated debentures issued by Union National are:

Union National Capital Trust I
In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%. The coupon rate was 7.83% and 5.75% at December 31, 2007 and June 30, 2008, respectively.

Union National Capital Trust II
In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures at a fixed rate of 5.28% for an initial period of approximately three years and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate remained at 5.28% through December 31, 2007 but reset to 4.64% as of June 30, 2008.

All of the above debentures are callable at our option five years after issuance. These issuances of junior subordinated debentures qualify as a component of capital for regulatory purposes.

14. Comprehensive Income

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount
Net Income	$356	$52	$304	$293	$(44)	$337
Other Comprehensive Loss:
Unrealized Losses on Available-for-Sale Securities Arising During the Period	(729)	(252)	(477)	(697)	(237)	(460)
Less: Reclassification Adjustment for Gains included in Net Income	10	3	7	597	202	395
Less: Reclassification Adjustment for Impairment Charges on Investment Securities, net of tax	─	─	─	(450)	(153)	(297)
Unrealized Losses on Cash Flow Hedges	─	─	─	(67)	(23)	(44)
Less: Reclassification Adjustment for Hedging Losses included in Net Income	─	─	─	(111)	(38)	(73)
Total Other Comprehensive Loss	(739)	(255)	(484)	(800)	(271)	(529)
TOTAL COMPREHENSIVE LOSS	$(383)	$(203)	$(180)	$(507)	$(315)	$(192)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount
Net Income (Loss)	$876	$159	$717	$(403)	$(384)	$(19)
Other Comprehensive Loss:
Unrealized Losses on Available-for-Sale Securities Arising During the Period	(1,462)	(501)	(961)	(559)	(190)	(369)
Less: Reclassification Adjustment for Gains included in Net Income (Loss)	201	68	133	78	26	52
Less: Reclassification Adjustment for Impairment Charges on Investment Securities, net of tax	─	─	─	(450)	(153)	(297)
Unrealized Losses on Cash Flow Hedges	─	─	─	(59)	(20)	(39)
Less: Reclassification Adjustment for Hedging Losses included in Net Income (Loss)	─	─	─	(141)	(48)	(93)
Total Other Comprehensive Loss	(1,663)	(569)	(1,094)	(105)	(35)	(70)
TOTAL COMPREHENSIVE LOSS	$(787)	$(410)	$(377)	$(508)	$(419)	$(89)

15. Recent Accounting Pronouncements

On January 1, 2008, Union National adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see related discussion in Note 12 to the consolidated financial statements).

On January 1, 2008, Union National adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. Union National has split-dollar life insurance arrangements and has recorded the impact the adoption of the standard had on the Consolidated Statements of Income and the Consolidated Statement of Financial Condition (See Note 10 - Split Dollar Life Insurance Postretirement Benefits).

On January 1, 2008, Union National adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, Union National may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. (See Note 12 - Fair Value Measurements of Assets and Liabilities).

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

In December 2007, the FASB issued SFAS No. No. 141 (R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a corporation’s fiscal year beginning after December 15, 2008. SFAS 141(R) will impact Union National’s accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a corporation’s fiscal year beginning after December 15, 2008. Management does not believe that SFAS 160 will have a material impact on Union National’s consolidated financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the results of operations and financial condition, and highlights the significant changes in the results of operations and financial condition, as presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”) for the three-month and six-month periods ended June 30, 2008 and 2007. Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, but ceased operations in October 2007. Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2007, and with Union National’s Forms 8-K and 10-Q, that were filed during 2008 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this document, the Annual Report on Form 10-K for the year ended December 31, 2007, Union National’s Forms 8-K and 10-Q, and in the documents that are incorporated by reference, could affect the future financial results of Union National, the Bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

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

The provision for loan and lease losses and the level of the allowance for loan and lease losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Loans and lease financing receivables are, throughout the remainder of Management’s Discussion and Analysis, collectively referred to as “loans”. While we use available information to make such evaluations, future adjustments to the allowance and the provision for loan and lease losses may be necessary if economic conditions or loan credit quality differ substantially from the assumptions we used in making the evaluation.

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

Financial Condition

As of June 30, 2008, total assets decreased to $493,288,000 as compared to $501,776,000 at December 31, 2007. This decrease was generally attributable to further de-leveraging activities as Union National used lower yielding Federal Funds Sold assets to pay down wholesale funding liabilities including long-term FHLB debt and certain brokered CD deposits.

Investment Securities

Investment securities at June 30, 2008 were $70,079,000 as compared to $74,176,000 at December 31, 2007. The decrease in investment securities was primarily due to calls, maturities and principal pay-downs. A $1,663,000 decline in the fair value of Union National’s investment portfolio during the six month period ended June 30, 2008, also contributed to the decrease in carrying value for the six month period ended June 30, 2008.

All of Union National’s investment securities are classified as available for sale. Securities classified as available for sale are those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. We possess the ability and intent to hold securities with temporary impairment to maturity or recovery; however, we recognize that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, we have designated our entire portfolio of investment securities as being available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as Other Comprehensive Income (Loss), a component of Stockholders' Equity (see related discussion in Note 14 to the consolidated financial statements).

Union National purchases certain types of mortgage-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position. These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities. Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments. The weighted-average yield on mortgage-backed securities was 4.74% and 4.95% at June 30, 2008 and December 31, 2007, respectively. Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model. See other sections of Management’s Discussion and Analysis titled Liquidity and Market Risk - Interest Rate Risk for further discussion.

As of June 30, 2008 and December 31, 2007, Union National had a portfolio of investment securities as follows:

	June 30, 2008	December 31, 2007
Market Value of Debt Securities	$69,800,000	$73,729,000
Market Value of Equity Securities	279,000	447,000
Total Market Value of Investment Securities	$70,079,000	$74,176,000

Equity securities held are comprised primarily of common stock holdings in other financial institutions. The market values include aggregate unrealized losses of $2,000 as of June 30, 2008 and aggregate unrealized gains of $88,000 as of December 31, 2007, respectively.

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities. The market value of these debt securities included aggregated pre-tax unrealized losses of $1,644,000 and $70,000 as of June 30, 2008 and December 31, 2007, respectively, which amounted to 2.3% and 0.1% of the amortized cost basis of the debt securities as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, $69,179,000 or 98.7% of the fair value of total investment securities were measured using Level 2 inputs as defined by SFAS 157, and $900,000 or 1.3% were measured using Level 3 inputs as defined by SFAS 157 (see definitions and related discussion in Note 12 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $900,000 at June 30, 2008 from $2,172,000 at December 31, 2007. $169,000 of the decrease in value related to interest payments received, which were fully applied to principal throughout 2008. The remaining $1,103,000 of the decrease in value between June 30, 2008 and December 31, 2007 were unrealized losses which management determined to be temporary (with a corresponding after-tax reduction of stockholders’ equity of $729,000 recorded as an other comprehensive loss). The reduction in stockholders’ equity did not materially impact Union National’s capital position, as net income substantially offset the impact of the other comprehensive losses. Additionally, because the securities have a higher degree of illiquidity, they are not viewed by management as a primary and relied upon source of Union National’s liquidity and funds management processes.

The Level 3 securities are three corporate debt obligations (see related discussion in Note 8 to the consolidated financial statements) with underlying positions being primarily trust preferred instruments. Management’s valuation and assessment of these Level 3 investments was based primarily upon indicative exit pricing and analyses obtained from broker/dealers who are market makers for these specific types of securities. Additional support for the valuation included internal assessments of cash flow, and internal analyses of investment performance and ratings. The temporarily reduced market prices as of June 30, 2008 were not a result of a default in the underlying issuers. The three securities remain rated as investment grade as of June 30, 2008, as they have been since the time of purchase, and all three securities were current, as of June 30, 2008, for scheduled investment interest payments since origination. Management determined the declines in market value to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential.

•	The reduced market value of the securities was based upon limited trading activity in the first six months of 2008 as the securities reflect a higher degree of illiquidity.
•	The recent unrealized losses have been for a short period of time (less than six months).
•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

Loans, Credit Quality and Credit Risk

Management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. However, we recognize that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms. Management continues to closely monitor economic and business conditions and the impact on borrowers' financial strength.

At June 30, 2008, total nonperforming loans amounted to $2,854,000, or 0.8% of net loans, as compared to a level of $3,039,000, or 0.8%, at December 31, 2007. Historically, the percentage of nonperforming loans to net loans as for the five-year period ending December 31, 2007, was an average of 0.7%.

Schedule of Nonperforming Assets (dollars in thousands):

	June 30, 2008	December 31, 2007
Nonaccruing Loans	$2,704	$2,919
Accruing Loans – 90 days or more past due	150	120
Total Nonperforming Loans	2,854	3,039
Repossessed Assets	479	156
Total Nonperforming Assets	$3,333	$3,195

Nonperforming Loans as a % of Net Loans	0.8%	0.8%
Allowance for Loan Losses as a % of Nonperforming Loans	134%	121%

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

As of June 30, 2008, Union National had impaired loans totaling $6,537,000 or 1.7% of total loans and leases (before the allowance for loan and lease losses), a net increase of $3,901,000 as compared to December 31, 2007, when the total value of impaired loans was $2,636,000 or 0.7% of total loans and leases. The increase in impaired loans relates to certain larger commercial credits which were rated as classified as of December 31, 2007; however, during the first quarter of 2008, management determined that the loans further met the criteria as impaired.

As previously discussed in Note 12 to the consolidated financial statements, Union National determines the fair value of impaired loans on a loan-by-loan basis based primarily upon the fair value of the underlying collateral using Level 3 inputs comprised of customized collateral value discounting analyses.

Allowance for Loan and Lease Losses

We maintain the allowance for loan losses at a level that we believe adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is reviewed monthly and formally evaluated on a quarterly basis. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Our evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions we used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. We determined that no adjustment to the allowance for loan losses was necessary as a result of the Office of the Comptroller of the Currency’s (“OCC”) most recent examination.

We believe, based on information currently available, that the current allowance for loan and lease losses of $3,831,000 is adequate to meet potential loan and lease losses. A summary of the transactions in the Allowance for Loan and Lease Losses for the three and six months ended June 30, 2008 and June 30, 2007 are presented below (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Average Total Loans Outstanding (Net of Unearned Income)	$369,026	$353,472	$367,331	$349,812

Allowance for Loan Losses, Beginning of Period	$3,742	$3,188	$3,675	$3,070
Loans Charged Off During Period	(53)	(9)	(134)	(99)
Recoveries of Loans Previously Charged Off	3	─	11	1
Net Loans Charged Off	(50)	(9)	(123)	(98)
Addition to Provision for Loan Losses Charged to Operations	139	270	279	477
Allowance for Loan Losses, End of Period	$3,831	$3,449	$3,831	$3,449

Ratio of Net Loans Charged Off to Average Loans Outstanding (Annualized)	0.05%	0.01%	0.07%	0.06%
Ratio of Allowance for Loan Losses to Net Loans at End of Period			1.02%	0.96%

The portion of the allowance for loan and lease losses which related to Level 3 valued impaired loans was $318,000 at June 30, 2008 as compared to $380,000 at December 31, 2007. During the three and six month period ended June 30, 2008, the allowance for loan and lease losses related to impaired loans was reduced by $(100,000) and $(62,000), respectively.

Stockholders' Equity

Stockholder’s equity increased to $29,873,000 at June 30, 2008 compared to $28,800,000 at December 31, 2007. The increase in stockholder’s equity was primarily a result of cash proceeds received from a private placement stock offering in the amount of $1,510,000 (see related discussion in Note 9 to the consolidated financial statements) and increases to retained earnings from year-to-date earnings, offset by other comprehensive losses arising during the period. Union National's common equity position at June 30, 2008 exceeds the regulatory required minimums as disclosed on page 30.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Overview

Net income for the second quarter of 2008 was $304,000 or $0.12 diluted earnings per share, as compared to net income of $337,000 or $0.13 diluted earnings per share for the second quarter of 2007. Annualized return on average equity for the second quarter of 2008 was 4.2% as compared to 4.7% for the same period in 2007. Annualized return on average assets was 0.3% for the quarters ended June 30, 2008 and 2007. The decrease in net income was primarily the result of a decrease in non-interest income and net interest income offset by a decrease in non-interest expense. The discussion that follows further explains the changes in the components of net income when comparing the second quarter of 2008 to the second quarter of 2007.

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

Net interest income was $3,691,000 for the second quarter of 2008, as compared to $4,036,000 for the same quarter in 2007. The reduction in interest rates that began in the latter half of 2007, and continued more rapidly through the first half of 2008, contributed to the decline in Union National’s net interest margin percentage and contributed to a decline in net interest income when comparing the three months ended June 30, 2008 to the same period in 2007. Union National’s net interest margin was 3.31% for the second quarter of 2008 as compared to 3.90% for the second quarter of 2007. However, the net interest margin of 3.31% for the second quarter of 2008 reflected an increase from the net interest margin of 3.06% for the first quarter of 2008, as Union National implemented several measures to reduce its cost of funds including prepayment of higher-cost long-term debt and brokered deposits.

Interest and fees on loans decreased $613,000 in the second quarter of 2008 as compared to the same period in 2007. A decrease in average yield of approximately 100 basis points due to interest rate cuts in the past year more than offset additional earnings from a $15,554,000 increase in the average balance of the loan portfolio.

Interest and dividends earned on investment securities decreased $145,000 in the second quarter of 2008 as compared to the same period in 2007. A decrease in the average yield of 138 basis points due to both market rate reductions and generally lower risk, lower yielding investments more than offset additional earnings from a slight increase in the average balance of the investment portfolio which resulted in less interest earned on investment securities in comparison to the 2007 period.

Interest expense was $3,341,000 for the second quarter of 2008, as compared to $3,778,000 for the same quarter in 2007. Union National’s overall cost of funds declined to 3.31% for the second quarter of 2008 as compared to 3.93% for the second quarter of 2007. This reduction was attributable to both market interest rate decreases and the de-leveraging of higher cost wholesale liabilities (see related discussion in Note 7 to the consolidated financial statements).

Provision for Loan and Lease Losses

The provision for loan and lease losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases, based on our analysis of the adequacy of the allowance for loan and lease losses. The provision of $139,000 for the second quarter of 2008, was to fund charge-offs incurred in the quarter, and to provide appropriate allowance coverage for realized loan growth. The provision of $270,000 for the second quarter of 2007, funded charge-offs and increased the allowance relative to loan growth and certain higher 2007 estimates of potential losses. Future adjustments to the allowance, and the provision for loan and lease losses, may be needed if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See additional discussion on Loans, Credit Quality and Credit Risk, and the Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

Non-Interest Income

Non-interest income decreased by $950,000 or 43.5% during the second quarter of 2008 versus the same quarter of 2007. The decrease was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Three Months Ended
Non-Interest Income	June 30, 2008 vs. 2007
Income from Fiduciary Activities	$(65)
Service Charges on Deposit Accounts	26
Other Service Charges, Commissions, and Fees	(25)
Alternative Investment Sales Commissions	(8)
Impairment Charge on Investment Security	450
Net Investment Securities Gains (Losses)	(587)
Mortgage Banking/Brokerage Activities	(597)
Title Insurance/Settlement Income	(100)
Earnings from Bank-Owned Life Insurance	5
Other	(49)
Total Decrease in Other Operating Income	$(950)

Much of the decrease in non-interest income was primarily to reductions in mortgage banking income related to the closure in the fourth quarter of 2007 of Union National’s mortgage brokerage subsidiary, Home Team (see related discussion in Note 6 of the consolidated financial statements). For the three months ended June 30, 2008 consolidated operating results reflected no mortgage banking/brokerage and title insurance/settlement income related to Home Team, as compared to the three months ended June 30, 2007, non-interest income included $606,000 of mortgage brokerage income and $100,000 of title insurance/settlement income related to Home Team.

During the second quarter of 2007, gains of $597,000 were realized on the liquidation of municipal securities related to the deleveraging initiative described in Note 7 to the Consolidated Financial Statements.

Also, a pre-tax loss of $450,000 was recognized during the second quarter of 2007 for an other-than-temporary impairment in the value of an available-for-sale corporate debt investment security, as described in Note 8 to the Consolidated Financial Statements.

Non-Interest Expense

Non-interest expense decreased by $1,227,000 or 21.7% during the second quarter of 2008 versus the second quarter of 2007. Increases (decreases) in the components of non-interest expense when comparing the three-month period ended June 30, 2008 and 2007 are as follows (in thousands):

Three Months Ended
Non-Interest Expense	June 30, 2008 vs. 2007
Salaries and Wages	$(517)
Employee Benefit Costs	(170)
Net Occupancy	(388)
Furniture & Equipment	(43)
Professional Fees	(282)
Data Processing Services	(14)
Pennsylvania Shares Tax	(19)
Advertising and Marketing	(71)
ATM Processing	(15)
Minority Interest in Earnings of Subsidiaries	138
Restructuring Charge	(181)
Other Expenses	335
Total Decrease in Other Operating Expenses	$(1,227)

The decrease in Salaries and Wages, and Employee Benefit Costs, reflect the positive impact realized from the staff restructuring, as well as and the cessation of operations of Home Team during the fourth quarter of 2007. Net Occupancy costs decreased primarily due to a charge of $259,000 in the second quarter of 2007 for a commitment on a parcel of real estate to be used for a future retail branch site. Professional fees decreased primarily due to 2007 expenses including fees for a nonrecurring profit improvement consulting engagement. Advertising and Marketing costs were higher in 2007 due to branding costs related to the Gold Café launch and marketing charges related to the now closed Home Team subsidiary. The change in Minority Interest in Earnings of Subsidiaries reflects the impact of the Home Team shutdown during the fourth quarter of 2007. The Restructuring Charge, as previously described in Note 7 to the consolidated financial statements, consisted of staff reorganization severance and related costs incurred in the first and second quarters of 2007.

Included in other non-interest expenses for the quarter-ended June 30, 2008 was a one-time charge of $370,000 that occurred in the quarter ended June 30, 2008, related to certain fraudulent loans made by one employee who has since been terminated. Based upon Union National’s investigation of the matter, there does not appear to be any additional losses or the involvement of other employees. Union National has evaluated the impact of this incident on its current internal controls and procedures and has implemented changes necessary to strengthen control processes and address the issues raised by this isolated event. The appropriate governmental authorities have been notified and Union National is cooperating fully with respect to the authorities’ investigation. Union National is pursuing all available avenues for collection of the loss including insurance recovery and legal restitution from the former employee.

Income Taxes

Income tax expense was $52,000 for the three months ended June 30, 2008, as compared to an income tax benefit of $44,000 for the same period in 2007. The effective tax rate for the three months ended June 30, 2008 was 14.6%. Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Union National’s adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended June 30, 2008 and 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Overview

For the six months ended June 30, 2008, net income was $717,000 or $0.28 diluted earnings per share, compared to a net loss of ($19,000) or ($0.01) diluted loss per share for the same period in 2007. Annualized return on average equity for the six month period in 2008 was 4.9% compared to the prior year’s ratio for the same period of (0.13%). Annualized return on average assets for the six-month period in 2008 was 0.30% versus (.01%) in 2007. The increase in net income was primarily the result of a decrease in non-interest expense offset by decreases in net interest income and non-interest income. The discussion that follows further explains the changes in the components of net income when comparing the six-month period of 2008 to the same period in 2007.

Net Interest Income

For the six months ended June 30, 2008, net interest income was $7,125,000 compared to $7,810,000 for the same period in 2007. The decrease in net interest income was primarily the result of net interest margin compression. The reduction in interest rates that began in the latter half of 2007 and continued into 2008 contributed to a decline in net interest margin. Union National’s net interest margin was 3.18% for the six month period of 2008 compared to 3.75% for the same period of 2007.

Interest and fees on loans decreased by $707,000 for the six-months ended June 30, 2008, as compared to the same period in 2007. A decrease in average yield of 75 basis points due to market interest rate reductions more than offset earnings from a $17,519,000 increase in the average balance of the loan portfolio.

Interest and dividends earned on investment securities decreased $533,000 for the six-months ended June 30, 2008, as compared to the same period in 2007. A decrease in the average yield of approximately 125 basis points coupled with a $7,658,000 decrease in the average balance of the investment portfolio resulted in less interest earned on investment securities in comparison to the 2007 period.

Interest expense was $7,244,000 for the six-months ended June 30, 2008, as compared to $7,694,000 for the same period in 2007. Union National’s overall cost of funds declined to 3.55% for the six-months ended June 30, 2008, as compared to 3.96% for the same period in 2007 (see related discussion of de-leveraging and interest rate reductions in Note 7 to the consolidated financial statements).

Provision for Loan and Lease Losses

The provision for loan losses from the first six months of 2008 was $279,000 as compared to $477,000 for the first six months of 2007. The lower provision reflects fewer charge-offs in the first six months of 2008. Despite the lower provision, Union National increased its allowance for loan and lease losses by 11% from $3,449,000 or 0.96% of total loans and leases at June 30, 2007, to $3,831,000 or 1.02% of total loans and leases at June 30, 2008. Future adjustments to the allowance, and the provision for loan and lease losses, may be needed if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. See additional discussion on Loans, Credit Quality and Credit Risk, and the Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

Non-Interest Income

For the six months ended June 30, 2008, non-interest income decreased by $1,132,000 or 30.0% as compared to the same period of 2007. The decrease was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Six Months Ended
Non-Interest Income	June 30, 2008 vs. 2007
Income from Fiduciary Activities	$(52)
Service Charges on Deposit Accounts	80
Other Service Charges, Commissions, and Fees	(2)
Alternative Investment Sales Commissions	(9)
Impairment Charge on Investment Security	450
Net Investment Securities Gains (Losses)	123
Mortgage Banking/Brokerage Activities	(1,369)
Title Insurance/Settlement Income	(223)
Earnings from Bank-Owned Life Insurance	9
Other	(139)
Total Decrease in Other Operating Income	$(1,132)

Much of the decrease in non-interest income was primarily to reductions in mortgage banking income related to the closure in the fourth quarter of 2007 of Union National’s mortgage brokerage subsidiary, Home Team (see related discussion in Note 6 to the consolidated financial statements). For the six months ended June 30, 2008, consolidated operating results reflected no mortgage banking/brokerage and title insurance/settlement income related to Home Team, as compared to the six months ended June 30, 2007 when non-interest income included $1,371,000 of mortgage brokerage income and $223,000 of title insurance/settlement income related to Home Team.

Union National realized gains on sales of investment securities of $201,000 in the first six months of 2008 as compared to realized gains of $78,000 for the same period in 2007. The 2007 activity related to securities sold as part of the 2007 de-leveraging activities, while the 2008 activity related to continued repositioning of Union National’s investment portfolio to a lower-risk profile that more directly supports liquidity management. Union National recognized a pre-tax loss of $450,000 during the first six months of 2007 for an other-than-temporary impairment in the value of an available-for-sale investment debt security, as described in Note 8 to the Consolidated Financial Statements.

Non-Interest Expense

Non-interest expense decreased $2,898,000 or 25% when comparing the first six months of 2008 to the same period in 2007. Increases (decreases) in the components of non-interest expense when comparing the six-month period ended June 30, 2008 and 2007 are as follows (in thousands):
Six Months Ended
Non-Interest Expense	June 30, 2008 vs. 2007
Salaries and Wages	$(1,187)
Employee Benefit Costs	(369)
Net Occupancy	(423)
Furniture & Equipment	(56)
Professional Fees	(395)
Data Processing Services	(2)
Pennsylvania Shares Tax	19
Advertising and Marketing	(248)
ATM Processing	(27)
Minority Interest in Earnings of Subsidiaries	67
Restructuring Charge	(717)
Other Expenses	440
Total Decrease in Other Operating Expenses	$(2,898)

The decrease in Salaries and Wages, and Employee Benefit Costs, reflect the positive impact realized from the staff restructuring, as well as the closure of operations of Home Team during the fourth quarter of 2007.

Net Occupancy costs decreased primarily due to the second quarter of 2007 including a charge of $259,000 for a commitment on a parcel of real estate which was to be used for a future retail branch site. Additionally, Union National has reduced its net occupancy expense through subleasing a portion of its corporate office facility. This facility was first occupied during the third quarter of 2007. As a result, there was no benefit recognized for the six-months ended June 30, 2007. However, the benefit was recognized for entire six months ended June 30, 2008.

Professional fees decreased primarily due to 2007 expenses including fees for a nonrecurring profit improvement consulting engagement. Advertising and Marketing costs were higher in 2007 due to branding costs related to the Gold Café launch and marketing charges related to the now closed Home Team subsidiary. Minority Interest in Earnings of Subsidiaries reflects the impact of the Home Team shutdown during the fourth quarter of 2007. The Restructuring Charge, as previously described in Note 7 to the consolidated financial statements, consisted of staff reorganization severance and related costs incurred in the first and second quarters of 2007.

Included in other non-interest expenses was a one-time charge of $370,000 that occurred in the quarter ended June 30, 2008, related to certain fraudulent loans made by one employee who has since been terminated. Based upon Union National’s investigation of the matter, there does not appear to be any additional losses or the involvement of other employees. Union National has evaluated the impact of this incident on its current internal controls and procedures and has implemented changes necessary to strengthen control processes and address the issues raised by this isolated event. The appropriate governmental authorities have been notified and Union National is cooperating fully with respect to the authorities’ investigation. Union National is pursuing all available avenues for collection of the loss including insurance recovery and legal restitution from the former employee.

Income Taxes

Income tax expense was $159,000 for the six months ended June 30, 2008, as compared to a benefit of $384,000 for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 18.2%. Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Union National’s adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended June 30, 2008 and 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Outlook

The economy in the Bank’s market in 2008 may be negatively impacted by recent national economic events and overall national economic trends including the lessening of certain borrowers' financial strength, a decline in the housing market and residential mortgage activity, and the recent significant decline in interest rates. Management is monitoring these general and specific trends closely. We are closely monitoring our commercial and consumer credit relationships, and both loans and investment holdings collateralized by residential mortgages, which are potentially impacted by the health of the housing market.

We are also closely monitoring and managing the decline in interest rates that began at the end of 2007 and accelerated into 2008. Though the significant decline in interest rates experienced in the past year has compressed our net interest margin and net interest income in the past year, we began to see improvements in our net interest spread during the second quarter of 2008 as we continued to grow our lower-cost retail deposit base and pay down our higher-cost wholesale borrowings and brokered deposits. We regularly assess our interest rate sensitivity, and have taken measures to reduce our core funding costs to mitigate the potential negative impacts of these significant rate shifts on our core net interest income.

Despite these challenging economic conditions, Union National’s results through the first half of 2008 are a continuing positive indicator of our renewed emphasis on our back-to-basics banking strategy. Further, the restructuring changes we made in the past year have substantially lowered our operating costs. We remain committed to growing earnings and enhancing shareholder value by focusing on the important elements of our future success - maintaining quality loan growth, expanding our core retail deposit base, improving our net interest margin, operating with greater efficiencies, sustaining liquidity, and strengthening our existing well-capitalized position.  We expect continued modest growth in loans for 2008, driven largely by our continued emphasis on our core banking business including expanding existing customer relationships, developing new business relationships, and promoting our retail deposit products through marketing and pricing initiatives. We expect generally a slight reduction in net interest income as savings in funding costs from interest rate reductions and de-leveraging debt reductions are more than offset by interest income decreases due to interest rate reductions on earning assets. We expect continued growth in certain core other operating income categories, including deposit servicing. With the closure of our Home Team subsidiary in 2007, we expect overall non-interest income and non-interest expenses to decrease in 2008 compared to 2007 due to the substantial elimination of mortgage brokerage income and costs. Further, we expect continued substantial non-interest expense savings from efficiencies due to the 2007 restructuring activities.

Capital Adequacy

Union National and the Bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities.

On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 11 of the consolidated financial statements. Included in the MOU is a requirement that the Bank develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations. In response to the MOU, the Bank has established target capital ratios of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. As of June 30, 2008, Union National has met these capital targets by reducing borrowings, generating capital from net earnings, and by raising additional capital through a private placement stock offering (see related discussion in Note 9 to the consolidated financial statements).

Except as discussed in the “Outlook” section above, there are no other known trends, events or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2008.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the BCL).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  Generally, the National Bank Act would permit the Bank to declare dividends in 2008 of approximately $884,000, plus an amount equal to the net profits of the Bank in 2008 up to the date of any such dividend declaration. Through June 30, 2008, the Bank paid $352,500 of dividends to Union National in compliance with the regulatory restrictions, which was used to pay holding company interest expense and operational costs.

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

As of June 30, 2008 and December 31, 2007, Union National and the Bank met all capital adequacy requirements to which they are subject, and the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Union National and the Bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of June 30, 2008, and December 31, 2007, as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Union National Financial Corporation
June 30, 2008:
Tier 1 (leverage) capital	$40,540	8.29%	$19,549	4.00%	N/A	N/A
Tier 1 risk-based capital	40,540	9.63	16,838	4.00	N/A	N/A
Total risk-based capital	51,774	12.30	33,675	8.00	N/A	N/A
December 31, 2007:
Tier 1 (leverage) capital	$38,370	7.79%	$19,705	4.00%	N/A	N/A
Tier 1 risk-based capital	38,370	9.08	16,905	4.00	N/A	N/A
Total risk-based capital	49,487	11.71	33,810	8.00	N/A	N/A

Union National Community Bank
June 30, 2008:
Tier 1 (leverage) capital	$40,703	8.35%	$19,487	4.00%	$24,359	5.00%
Tier 1 risk-based capital	40,703	9.70	16,785	4.00	25,177	6.00
Total risk-based capital	50,534	12.04	33,570	8.00	41,962	10.00
December 31, 2007:
Tier 1 (leverage) capital	$38,633	7.84%	$19,705	4.00%	$24,631	5.00%
Tier 1 risk-based capital	38,633	9.17	16,845	4.00	25,268	6.00
Total risk-based capital	48,308	11.47	33,691	8.00	42,114	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital. At June 30, 2008, this limitation amounted to approximately $5,053,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

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

On May 19, 2008, Union National commenced a private placement stock offering sale of up to 526,315 shares of its common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,992.50 (see related discussion in Note 9 to the consolidated financial statements). As of June 30, 2008, Union National sold 163,690 shares representing gross proceeds of $1,555,000, which have been invested into the Bank to increase the Bank’s capital levels.

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

Based upon our retail deposit retention and growth, we believe that our core deposits are generally stable even in periods of changing interest rates like we are currently experiencing. Liquidity and funds management is governed by policies and is measured on a monthly basis. These measurements indicate that liquidity and contingent liquidity resources, generally remain stable. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. We have obtained funding through FHLB advances and through the use of brokered CDs, as well as the issuance of junior subordinated debentures as previously described in Note 13 to the consolidated financial statements.

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $130,129,000 at June 30, 2008 as compared to $117,742,000 at December 31, 2007. Total standby letters of credit amounted to $5,953,000 at June 30, 2008 as compared to $6,239,000 at December 31, 2007.

In addition, in the conduct of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013. Any early termination will require the payment of a substantial penalty. The renegotiation and extension of this contract resulted in annual savings of approximately $100,000 in data processing and ATM processing expenses as compared to the costs we would have incurred without the renegotiation. There has been no material change in contracts for services since December 31, 2007 through June 30, 2008.

Regulatory Matters

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
On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 11 of the consolidated financial statements. Management believes that the Bank has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the end of the second quarter of 2008. We believe that the MOU will have no material, adverse impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and we are committed to addressing and resolving the issues.

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

The Federal Deposit Insurance Reform Act of 2005 (“the Act”) allows eligible insured depository institutions to share in a one-time assessment credit, which was approximately $228,000 for the Bank. Through the year ended December 31, 2007, the Bank used $150,000 of this credit. The remaining $78,000 of the credit was used during the six months ended June 30, 2008.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease approximately 11.6% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase approximately 7.4%. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2008 by the following:

•	De-leveraging with repayment of higher-cost, fixed rate FHLB long-term debt and brokered CDs.
•
Managing the use of adjustable- and floating-rate loans, and hybrid loans with initial fixed-rates converting to variable-rates, in comparison to totally fixed-rate loans for new or refinanced commercial and agricultural loans;

•
Repositioning of our investment security portfolio mix by purchasing lower-risk shorter term U.S. government agencies, and seasoned, shorter duration mortgage-back securities, to maintain liquidity and minimize significant changes in value due to declining interest rates; and

•	Managing and expanding the Bank's core retail deposit base including deposits obtained in our commercial cash management programs, premium money market accounts, and retail time deposits.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2008, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

There were no changes since December 31, 2007 in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

During the second quarter of 2008, Union National incurred a charge related to fraudulent loans (see related discussed under the section “Non-Interest Expense” on pages 26 and 28). Union National has evaluated its current internal controls and procedures and has implemented changes necessary to strengthen control processes and address the issues raised by this isolated event.

ITEM 4T – CONTROLS AND PROCEDURES

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. Other than the Memorandum of Understanding with the OCC and the effects thereof, as discussed earlier on pages 11 and 32 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

ITEM 1A – RISK FACTORS

During the six months ended June 30, 2008, and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2008, Union National commenced the sale of up to 526,315 shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,992.50. There is no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National will immediately contribute such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

The shares are being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D. Under Rule 505 of SEC Regulation D, Union National may sell Shares to no more than 35 persons who are not Accredited Investors and to an unlimited number of persons who qualify as Accredited Investors. The shares sold will be restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held at 10:00 a.m. on April 30, 2008, at The Eden Resort Inn, 222 Eden Road, Lancaster, Pennsylvania 17601-4216.

(b)	– (c) The following matters were voted upon:

Three Class C Directors were re-elected as follows:

	Term Expires	Votes Cast “For”	Votes to “Withhold Authority”
Kevin D. Dolan	2011	1,779,136	201,582
Thomas J. McGrath	2011	1,784.414	196,304
William M. Nies	2011	1,686,283	294,435

Directors whose term continued after the meeting:

Class A Directors		Class B Directors
Mark D. Gainer	2009	Donald Cargas, Jr.	2010
Darwin A. Nissley	2009	Barry C. Huber	2010
James R. Godfrey	2009	Lloyd C. Pickell	2010
Nancy M. Shaub	2009

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit No. 10.18– Form of Change of Control Agreement among Union National
Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer, Samuel J. Smith and Bradley A. Willow,
filed herewith.

Exhibit No. 10.19– Form of Change of Control Agreement among Union National
Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn, Steve D. Garber and
Michael D. Peduzzi, filed herewith.

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

Date: August 14, 2008

By	/s/ Michael D. Peduzzi
Michael D. Peduzzi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2008