Form 10-Q
period 2008-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2008-11-14
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

2,720,076 shares of $.25 (par) common stock were outstanding as of November 13, 2008.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of September 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income
	For the Three and Nine Months Ended September 30, 2008 and 2007	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Nine Months Ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5 - 17

Item 2 -	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18 - 34

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4 -	Controls and Procedures	36

Item 4T -	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings	36

Item 1A -	Risk Factors	37

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 -	Defaults upon Senior Securities	38

Item 4 -	Submission of Matters to a Vote of Security Holders	38

Item 5 -	Other Information	38

Item 6 -	Exhibits	39

Signatures		40

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Union National Financial Corporation
Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)	September 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$17,509	$16,700
Interest-Bearing Deposits in Other Banks	92	227
Federal Funds Sold	─	20,955
Total Cash and Cash Equivalents	17,601	37,882
Interest-Bearing Time Deposits in Other Banks	1,874	─
Investment Securities Available-for-Sale	74,280	74,176
Loans and Leases, Net of Unearned Income	370,549	364,337
Less: Allowance for Loan and Lease Losses	(3,886)	(3,675)
Net Loans and Leases	366,663	360,662
Premises and Equipment, Net	12,282	9,038
Restricted Investment in Bank Stocks	3,779	3,652
Bank-Owned Life Insurance	10,999	10,669
Other Assets	6,036	5,697
TOTAL ASSETS	$493,514	$501,776

LIABILITIES
Deposits:
Noninterest-Bearing	$46,735	$46,624
Interest-Bearing	322,644	329,687
Total Deposits	369,379	376,311
Short-Term Borrowings	21,429	6,629
Long-Term Debt	51,334	68,816
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	2,956	3,879
TOTAL LIABILITIES	462,439	472,976

STOCKHOLDERS' EQUITY
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued – 3,138,265 and 2,964,738 at September 30, 2008 and December 31, 2007, respectively; Outstanding - 2,720,076 and 2,546,549 at September 30, 2008 and December 31, 2007, respectively	785	741
Surplus	14,872	13,313
Retained Earnings	24,333	23,063
Accumulated Other Comprehensive (Loss) Income	(586)	12
Treasury Stock, 418,189 shares, at cost	(8,329)	(8,329)
TOTAL STOCKHOLDERS' EQUITY	31,075	28,800
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$493,514	$501,776

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans and Leases	$6,158	$6,864	$18,665	$20,078
Investment Securities:
Taxable Interest	823	908	2,395	2,526
Tax-Exempt Interest	─	─	─	404
Dividends	39	65	107	216
Other	17	199	239	316
Total Interest Income	7,037	8,036	21,406	23,540

INTEREST EXPENSE
Deposits	2,139	2,901	7,293	7,871
Short-Term Borrowings	123	66	188	229
Long-Term Debt	671	867	2,130	2,789
Junior Subordinated Debentures	264	315	830	954
Total Interest Expense	3,197	4,149	10,441	11,843
Net Interest Income	3,840	3,887	10,965	11,697

PROVISION for LOAN and LEASE LOSSES	47	230	326	707

NET INTEREST INCOME after PROVISION for LOAN and LEASE LOSSES	3,793	3,657	10,639	10,990

NON-INTEREST INCOME
Income from Fiduciary Activities	42	59	200	269
Service Charges on Deposit Accounts	504	478	1,450	1,344
Other Service Charges, Commissions, Fees	288	253	822	789
Alternative Investment Sales Commissions	231	226	638	642
Impairment Charge on Investment Security	─	─	─	(450)
Net Investment Securities (Losses) Gains	(42)	─	159	78
Mortgage Banking/Brokerage Activities	31	452	67	1,857
Title Insurance/Settlement Income	─	78	─	301
Earnings from Bank-Owned Life Insurance	112	108	330	317
Other Income	22	94	168	379
Total Non-Interest Income	1,188	1,748	3,834	5,526

NON-INTEREST EXPENSE
Salaries and Wages	1,538	1,839	4,602	6,090
Retirement Plan and Other Employee Benefits	370	436	1,114	1,549
Net Occupancy	370	452	1,238	1,743
Furniture and Equipment	273	256	749	788
Professional Fees	71	308	544	1,176
Data Processing Services	226	222	663	661
Pennsylvania Shares Tax	53	─	228	156
Advertising and Marketing	179	143	366	578
ATM Processing	80	90	226	263
Minority Interests in Earnings of Subsidiaries	─	(140)	─	(207)
Restructuring Charge	─	─	─	717
Other Expenses	981	1,289	3,027	2,895
Total Non-Interest Expense	4,141	4,895	12,757	16,409
Income Before Income Taxes (Benefit)	840	510	1,716	107

PROVISION for (BENEFIT from) INCOME TAXES	214	117	373	(267)

NET INCOME	$626	$393	$1,343	$374

EARNINGS PER SHARE
Basic	$0.23	$0.15	$0.51	$0.15
Diluted	0.23	0.15	0.51	0.15
Cash Dividends Paid	─	0.06	─	0.22

See accompanying notes to unaudited consolidated financial statements.

 Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2008
(Dollars in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	2,546,549	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Income:
Net Income	─	─	─	1,343	─	─	1,343
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	─	─	─	─	(598)	─	(598)
Total Comprehensive Income	─	─	─	─	─	─	745
Issuance of Common Stock under:
Private Placement Stock Offering, Net of Costs	172,132	44	1,546	─	─	─	1,590
Dividend Reinvestment and Stock Purchase Plan	745	─	8	─	─	─	8
Employee Plans	650	─	5	─	─	─	5
Split Dollar Life Prior Period Adjustment	─	─	─	(73)	─	─	(73)

Balance at September 30, 2008	2,720,076	$785	$14,872	$24,333	$(586)	$(8,329)	$31,075

	Nine Months Ended September 30, 2007
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2006	2,523,983	$735	$12,918	$23,460	$(242)	$(8,323)	$28,548

Comprehensive Loss:
Net Income	─	─	─	374	─	─	374
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	─	─	─	─	(98)	─	(98)
Net Change in Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	─	─	─	─	56	─	56
Total Comprehensive Loss	─	─	─	─	─	─	332
Acquisition of Treasury Stock	(364)	─	─	─	─	(6)	(6)
Share-based Compensation Expense	─	─	81	─	─	─	81
Issuance of Common Stock under:
Dividend Reinvestment and Stock Purchase Plan	7,482	3	114	─	─	─	117
Employee Plans	13,272	3	171	─	─	─	174
Cash Dividends	─	─	─	(556)	─	─	(556)

Balance at September 30, 2007	2,544,373	$741	$13,284	$23,278	$(284)	$(8,329)	$28,690

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
CASH FLOWS from OPERATING ACTIVITIES
Net Income	$1,343	$374
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	969	797
Provision for Loan and Lease Losses	326	707
Restructuring Charge	─	717
Cash Payments Related to Restructuring Charge	(214)	(370)
Impairment Charge on Investment Security	─	450
Stock-Based Compensation Expense	─	81
Net (Accretion) Amortization of Investment Securities’ (Discounts) Premiums	(69)	224
Net Investment Securities Gains	(159)	(78)
Benefit From Deferred Income Taxes	(77)	(59)
Decrease in Minority Interest in Consolidated Subsidiaries	─	(70)
Earnings from Bank-Owned Life Insurance	(330)	(317)
Gains on Loans Sold	─	(1,338)
Net Gain on Sale of Foreclosed Real Estate	─	(128)
Proceeds from Sale of Loans	─	51,885
Loans Originated for Sale	─	(49,416)
Decrease in Accrued Interest Receivable	234	171
(Increase) Decrease in Other Assets	(353)	67
(Decrease) Increase in Other Liabilities	(781)	211
Net Cash Provided by Operating Activities	889	3,908

CASH FLOWS from INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	35,808	81,885
Proceeds from Maturities of Available-for-Sale Securities	35,190	6,597
Purchases of Available-for-Sale Securities	(71,780)	(30,227)
Purchases of Time Deposits in Other Banks	(1,874)	─
(Purchases) Sales of Restricted Investments in Bank Stocks, net	(127)	2,373
Proceeds from Sale of Foreclosed Real Estate	─	314
Net Loans and Leases Made to Customers	(6,327)	(21,980)
Purchases of Premises, Equipment and Software	(4,049)	(535)
Net Cash (Used In) Provided by Investing Activities	(13,159)	38,427

CASH FLOWS from FINANCING ACTIVITIES
Net Decrease in Demand Deposits and Savings Accounts	(4,168)	(3,133)
Net (Decrease) Increase in Time Deposits	(2,764)	30,293
Net Increase (Decrease) in Short-Term Borrowings	14,800	(3,950)
Proceeds from Issuance of Long-Term Debt	─	4,254
Payments on Long-Term Debt	(17,482)	(53,009)
Acquisition of Treasury Stock	─	(6)
Issuance of Common Stock	1,603	291
Cash Dividends Paid	─	(556)
Net Cash Used in Financing Activities	(8,011)	(25,816)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,281)	16,519
CASH and CASH EQUIVALENTS - Beginning of Period	37,882	15,462
CASH and CASH EQUIVALENTS - End of Period	$17,601	$31,981

Supplemental Disclosures of Cash Flow Information
Cash Payments (Refunds) for:
Interest	$11,277	$11,894
Income Taxes	─	(200)
Noncash Transactions:
Impairment of Goodwill and Minority Interest	─	326

See accompanying notes to unaudited consolidated financial statements.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2008 and December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the periods ended September 30, 2008 and 2007. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2007, and with Union National’s Forms 8-K and previous quarters’ Forms 10-Q, that were filed during 2008 with the SEC.

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

3. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the three and nine months ended September 30, 2008 and 2007. Diluted earnings per share reflects the potential dilution that could occur if options to issue stock were exercised.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net Income:	$626,000	$393,000	$1,343,000	$374,000
Weighted-average number of common shares outstanding	2,717,430	2,543,141	2,616,784	2,532,499
Basic earnings per share	$0.23	$0.15	$0.51	$0.15

Weighted-average number of common shares outstanding	2,717,430	2,543,141	2,616,784	2,532,499
Common stock equivalents due to effect of stock options	─	20,315	─	20,315
Total weighted-average common shares and equivalents	2,717,430	2,563,456	2,616,784	2,552,814
Diluted earnings per share	$0.23	$0.15	$0.51	$0.15

Stock options outstanding which had no intrinsic value, and therefore, would not be included in a diluted earnings per share computation, were 105,686 and 117,288 as of September 30, 2008 and 2007, respectively.

4. Stock-Based Compensation

Union National had two stock option plans outstanding as of September 30, 2008: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”). Neither of these plans had remaining options available for grant as of September 30, 2008. It is Union National’s policy to issue new shares upon the exercise of stock options.

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

No options were granted or vested during the nine months ended September 30, 2008. Union National did not have any share-based compensation expense for the three months and nine months ended September 30, 2008 as all previously granted options are fully vested. The per-share weighted-average fair value of the 31,900 stock options granted during the nine months ended September 30, 2007 (7,200 of which were forfeited during the second quarter of 2007 due to employee terminations) was $3.41 computed using the following assumptions:

Expected Dividend Yield:	3.45%	Expected Life (Years):	8.0
Risk-Free Interest Rate:	5.02%	Expected Volatility:	17.11%

Share-based compensation expense was $14,000 and $81,000 for the three and nine months ended September 30, 2007, respectively. Since no options were granted or vested during the nine months ended September 30, 2008, there was no stock option expense. Stock option transactions for the nine months ended September 30, 2008, are summarized below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007 (Prices range from $9.31 to $22.14)	124,439	$18.32
Granted	─	─
Exercised (under the ESPP)	(650)	8.70
Forfeited	(15,078)	18.03
Expired	(3,025)	8.93
Outstanding at September 30, 2008 (Prices range from $11.52 to $22.14)	105,686	$18.67

The following table presents information regarding options outstanding (all exercisable) at September 30, 2008:

Number of options	105,686
Weighted-average contractual remaining term	4.6 Years
Weighted-average exercise price	$18.67
Aggregate intrinsic value	$-0-

During the nine months ended September 30, 2008 and 2007, Union National received proceeds of $5,000 and $174,000, respectively, for the exercise of options with an intrinsic value of $1,000 and $25,000, respectively. Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.

5. Commitments and Guarantees

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. As of September 30, 2008, the Bank had $98,934,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $117,742,000 at December 31, 2007.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. There were $5,778,000 and $6,239,000 of standby letters of credit outstanding as of September 30, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit. The current amount of the liability at September 30, 2008 and December 31, 2007, for Bank guarantees under standby letters of credit issued is not considered to be material.

6. Residential Mortgage Business Venture

Effective October 31, 2007, Union National management decided to cease operations at Home Team, a residential mortgage brokerage subsidiary of the Bank, due to a weakening housing market and the related reduction in brokered residential mortgage loan volume. Accordingly, consolidated operating results for the three months and nine months ended September 30, 2008 reflected no mortgage brokerage and title insurance income, and no operating expenses, related to Home Team. Consolidated operating results for the three months and nine months ended September 30, 2007 included $436,000 and $1,807,000, respectively, of mortgage brokerage income, $78,000 and $301,000, respectively, of title insurance/settlement income, and $747,000 and $2,026,000, respectively, of non-interest expenses, related to Home Team. Included in other non-interest expenses for the three and nine months ended September 30, 2007 was $326,000 related to the impairment of previously recorded goodwill and minority interest assets associated with Union National’s ownership of Home Team.

7. De-Leveraging and Restructuring Initiatives

In January 2007, Union National began to de-leverage its Balance Sheet and reposition its investment portfolio in order to strengthen the Bank’s capital position, enhance its income tax effectiveness, facilitate its future core banking growth strategies for loans and deposits, and improve its interest rate profile. In conjunction with the de-leveraging activities, Union National sold $64,345,000 of available-for-sale securities, and liquidated $2,039,000 of restricted FHLB stock, using the majority of the proceeds to pay down $48,755,000 of FHLB debt and $6,550,000 of other short-term borrowings, and incurring pre-tax debt prepayment penalties of $31,000 (included in Other Non-Interest Expenses). Union National realized pre-tax losses of $519,000 on the sale of the securities. Subsequently, in June 2007, net security gains of $597,000 were realized by liquidating $81,885,000 of tax-free municipal securities. The proceeds were substantially reinvested into U.S. Agency securities. Net security gains of $78,000 were realized for the nine months ended September 30, 2007 as a result of the de-leveraging and investment portfolio repositioning activities discussed above.

Also, Union National incurred restructuring charges, consisting of severance and related costs, totaling $717,000 for the nine months ended September 30, 2007. There were no restructuring charges for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, Union National made cash payments related to the 2007 severance liability of $214,000 and $370,000, respectively.

In the first nine months of 2008, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down higher interest cost long-term borrowings. The Bank prepaid a total of $17,482,000 of FHLB long-term advances, reducing total FHLB long-term borrowings outstanding to $51,334,000. The FHLB long-term debt that was prepaid had a weighted average interest cost of 4.18%, and in conjunction with the prepayments, the Bank incurred $68,000 of prepayment penalties, which were included in Other Non-Interest Expenses. Additionally, through September 30, 2008, the Bank called a net outstanding amount of $16,411,000 of brokered CD’s which had a fixed weighted average interest cost of 4.91%.

8. Other-Than-Temporary Impairment of Investment Securities

In order to determine whether unrealized losses in the fair value of investment securities are other than temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, independent analysts’ opinions about circumstances that could affect the performance of the investment securities, and management’s intention and ability to hold the investment securities to the earlier of recovery of losses or maturity.

During 2007, Union National recorded $800,000 in other-than-temporary impairment charges (including $450,000 recorded through the nine month period ended September 30, 2007) related to declines in the value of three available-for-sale corporate debt investment securities with an original amortized cost of $3,000,000. Scheduled income payments on the securities received from the time of impairment through the first nine months of 2008 were fully applied to principal, further reducing the combined book value of the three investments to $1,961,000 at September 30, 2008. Management determined the fair value of the three corporate securities to be, in aggregate, $1,825,000. As discussed more thoroughly in Note 12 to the consolidated financial statements, the fair value of the corporate investment securities as of September 30, 2008, was determined by management by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”(FSP 157-3)). Under FSP 157-3, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable. Management’s judgment was that, as of September 30, 2008, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities. Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances. The three securities remain rated as investment grade as of September 30, 2008, as they have been since the time of purchase.

Management determined the additional declines in fair value from December 31, 2007 to September 30, 2008 to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential. The three investment securities were current, as of September 30, 2008, for scheduled investment interest payments since issuance.

•	The securities experienced very limited trading activity in the first nine months of 2008 as the securities are in a market sector with a high degree of illiquidity.
•	The recent unrealized losses have been for a short period of time (less than nine months).
•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

9. Private Placement Stock Offering

On May 19, 2008, Union National commenced the sale of up to 526,315 unregistered shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993. There is no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National will immediately contribute such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

The shares are being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D. The shares sold will be restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

Although Union National can withdraw or terminate the offering of the shares at any time, it intends to offer the shares for a period of six months commencing May 19, 2008. The offering period may be extended at the discretion of Union National to a date not exceeding 90 days from the end of the six month period. (Subsequent to September 30, 2008, the Board of Directors of Union National elected on October 23, 2008, to extend the offering period for the shares until February 17, 2009.)

The following table summarizes the shares that have been sold and the gross proceeds received through the private placement stock offering as of September 30, 2008 (dollars in thousands):

Period	No. of Shares Sold	Gross Proceeds
May 19, 2008 – June 30, 2008	163,690	$1,555
July 1, 2008 – September 30, 2008	8,442	80
Total	172,132	$1,635

10. Split Dollar Life Insurance Postretirement Benefits

Effective January 1, 2008, Union National adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. Union National has certain split-dollar life insurance arrangements as part of Union National’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with SFAS No. 106. In adopting EITF 06-4, Union National recorded a cumulative effect adjustment to the balance of retained earnings of $73,000 as of January 1, 2008. An additional $4,000 and $12,000 of related net periodic postretirement benefit expense was recorded for the three month and nine month periods ended September 30, 2008, respectively.

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

Included in the response to the MOU, Union National has established target capital rates for the Bank of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. Union National met these capital targets by reducing borrowings, generating capital from net earnings, and by raising additional capital through the private placement stock offering (see related discussion in Note 9 to the consolidated financial statements).

The following table summarizes the Bank’s regulatory capital ratios as of September 30, 2008:

	Actual	Target Required by the MOU	To Be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 (leverage) capital	8.47%	8.00%	5.00%
Tier 1 risk-based capital	10.10	9.00	6.00
Total risk-based capital	12.51	12.00	10.00

Additionally, as of September 30, 2008, management believes that the Bank has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU.

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

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

As of September 30, 2008, the fair value of securities valued using Level 3 inputs was determined by management by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”). Prior to September 30, 2008, management used market pricing based upon quoted prices from very limited trading activity of the issuances.

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs	Total Fair Value
Investment Securities Available-For-Sale	$	─	$72,455	$1,825	$74,280
Impaired Loans		─	─	$7,042	$7,042

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for sale securities using significant unobservable (Level 3) inputs (in thousands):

Available For-Sale Securities
Beginning Balance at December 31, 2007	$2,172
Payments received and applied to principal	(193)
Total realized and unrealized gains (losses)
Included in net income	─
Included in other comprehensive income (loss)	(154)
Ending Balance at September 30, 2008	$1,825

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans using significant unobservable (Level 3) inputs (in thousands):

Impaired Loans
Beginning Balance at December 31, 2007	$2,636
Loans added to impaired classification	5,056
Payments received and applied to principal	(220)
Repossessed assets	(375)
Charge-off of impaired loans	(55)
Ending Balance at September 30, 2008	$7,042

The valuation allowance on impaired loans was $706,000 at September 30, 2008 compared to $380,000 at December 31, 2007. During the nine-month period ended September 30, 2008, the valuation allowance on impaired loans was increased by $326,000.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant as of September 30, 2008.

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

Union National Capital Trust I
In December 2003, $8,000,000 of net funding was obtained through the issuance of floating-rate debentures that provide for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%. The coupon rate was 7.83% and 5.65% at December 31, 2007 and September 30, 2008, respectively.

Union National Capital Trust II
In October 2004, $3,000,000 of net funding was obtained through the issuance of debentures at a fixed rate of 5.28% for an initial period of approximately three years and then at an annual coupon rate, reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate remained at 5.28% through December 31, 2007 but reset to 4.81% as of September 30, 2008.

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

The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount
Net Income	$840	$214	$626	$510	$117	$393
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Arising During the Period	800	272	528	45	15	29
Reclassification Adjustment for Losses included in Net Income	(42)	(14)	(28)	─	─	─
Reclassification Adjustment for Hedging Losses included in Net Income	─	─	─	(3)	(1)	(2)
Total Other Comprehensive Income	758	258	500	42	14	28
TOTAL COMPREHENSIVE INCOME	$1,598	$472	$1,126	$552	$131	$421

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net-of- Tax Amount
Net Income	$1,716	$373	$1,343	$107	$(267)	$374
Other Comprehensive Loss:
Unrealized (Losses) Gains on Available-for-Sale Securities Arising During the Period	(1,064)	(361)	(703)	226	78	148
Reclassification Adjustment for Gains included in Net Income	159	54	105	78	27	51
Reclassification Adjustment for Impairment Charges on Investment Securities	─	─	─	(450)	(153)	(297)
Reclassification Adjustment for Hedging Losses included in Net Income	─	─	─	(85)	(29)	(56)
Total Other Comprehensive Loss	(905)	(307)	(598)	(61)	(19)	(42)
TOTAL COMPREHENSIVE INCOME (LOSS)	$811	$66	$745	$(46)	$(286)	$332

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. Management is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the results of operations and financial condition, and highlights the significant changes in the results of operations and financial condition, as presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”) for the three-month and nine month periods ended September 30, 2008 and 2007. Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations. Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004. Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, but ceased operations in October 2007. Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services.

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

Financial Condition

As of September 30, 2008, total assets decreased to $493,514,000 as compared to $501,776,000 at December 31, 2007. This decrease was generally attributable to further de-leveraging activities as Union National used lower yielding Federal Funds Sold assets to pay down wholesale funding liabilities including long-term FHLB debt and certain brokered CD deposits.

Investment Securities

Investment securities at September 30, 2008 were $74,280,000 as compared to $74,176,000 at December 31, 2007. All of Union National’s investment securities are classified as available for sale. Securities classified as available for sale are those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. We possess the ability and intent to hold securities with temporary impairment to maturity or recovery; however, we recognize that the investment portfolio serves other functions including an ultimate source of liquidity and a tool to manage interest rate risk. In order to acknowledge these functions, we have designated our entire portfolio of investment securities as being available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as Other Comprehensive Income (Loss), a component of Stockholders' Equity (see related discussion in Note 14 to the consolidated financial statements).

Union National purchases certain types of mortgage-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position. These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities. Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments. The weighted-average yield on mortgage-backed securities was 4.75% and 4.95% at September 30, 2008 and December 31, 2007, respectively. Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model. See other sections of Management’s Discussion and Analysis titled Liquidity and Market Risk - Interest Rate Risk for further discussion.

As of September 30, 2008 and December 31, 2007, Union National had a portfolio of investment securities as follows:

	September 30, 2008	December 31, 2007
Market Value of Debt Securities	$74,054,000	$73,729,000
Market Value of Equity Securities	226,000	447,000
Total Market Value of Investment Securities	$74,280,000	$74,176,000

Equity securities held are comprised primarily of common stock holdings in other financial institutions. The market values include aggregate unrealized losses of $2,000 as of September 30, 2008 and aggregate unrealized gains of $88,000 as of December 31, 2007, respectively.

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities. The market value of these debt securities included aggregated pre-tax unrealized losses of $886,000 and $70,000 as of September 30, 2008 and December 31, 2007, respectively, which amounted to 1.2% and 0.1% of the amortized cost basis of the debt securities as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, $72,455,000 or 97.5% of the fair value of total investment securities were measured using Level 2 inputs as defined by SFAS 157, and $1,825,000 or 2.5% were measured using Level 3 inputs as defined by SFAS 157 (see definitions and related discussion in Note 12 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $1,825,000 at September 30, 2008 from $2,172,000 at December 31, 2007. $193,000 of the decrease in value related to interest payments received, which were fully applied to principal throughout 2008. The remaining $154,000 of the decrease in value between September 30, 2008 and December 31, 2007 were unrealized losses which management determined to be temporary (with a corresponding after-tax reduction of stockholders’ equity of $102,000 recorded as an other comprehensive loss). The reduction in stockholders’ equity did not materially impact Union National’s capital position, as net income substantially offset the impact of the other comprehensive losses. Additionally, because the securities have a higher degree of illiquidity, they are not viewed by management as a primary and relied upon source of Union National’s liquidity and funds management processes.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset in a Market that is not Active” (FSP 157-3), which amended SFAS No. 157. The FSP clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. FSP No. 157-3 was adopted effective as of September 30, 2008.

Included in the Level 3 securities are three corporate debt obligations (see related discussion in Note 8 to the consolidated financial statements) with underlying positions being primarily trust preferred instruments. Market pricing for these securities vary widely from one pricing service to another based on a lack of trading so they were considered to no longer have readily observable market data. The fair values as of September 30, 2008, were determined by discounting the expected cash flows over the life of the security. Prior to September 30, 2008, management’s valuation and assessment of these Level 3 investments was based primarily upon indicative exit pricing and analyses obtained from broker/dealers who are market makers for these specific types of securities. Additional support for the valuation included internal analyses of investment performance and ratings. The temporarily reduced market prices as of September 30, 2008 were not a result of a default in the underlying issuers. The three securities remain rated as investment grade as of September 30, 2008, as they have been since the time of purchase, and all three securities were current, as of September 30, 2008, for scheduled investment interest payments since origination. Management determined the declines in market value to be recorded and treated as temporary based upon the following considerations:

•
The financial condition and near-term prospects of the issuers do not reflect any defaults or other specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential. The three investment securities were current, as of September 30, 2008, for scheduled investment interest payments since issuance.

•	The reduced market value of the securities was based upon limited trading activity in the first nine months of 2008 as the securities reflect a higher degree of illiquidity.
•	The recent unrealized losses have been for a short period of time (less than nine months).
•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

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

At September 30, 2008, total nonperforming loans amounted to $3,309,000, or 0.9% of net loans, as compared to a level of $3,039,000, or 0.8%, at December 31, 2007. Historically, the percentage of nonperforming loans to net loans for the five-year period ending December 31, 2007, was an average of 0.7%.

Schedule of Nonperforming Assets (dollars in thousands):

	September 30, 2008	December 31, 2007
Nonaccruing Loans	$2,838	$2,919
Accruing Loans – 90 days or more past due	471	120
Total Nonperforming Loans	3,309	3,039
Repossessed Assets	514	156
Total Nonperforming Assets	$3,823	$3,195

Nonperforming Loans as a % of Net Loans	0.90%	0.83%
Allowance for Loan Losses as a % of Nonperforming Loans	117.4%	120.9%

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

As of September 30, 2008, Union National had impaired loans totaling $7,042,000 or 1.9% of total loans and leases (before the allowance for loan and lease losses), a net increase of $4,406,000 as compared to December 31, 2007, when the total value of impaired loans was $2,636,000 or 0.7% of total loans and leases. The increase in impaired loans relates to certain larger commercial credits which were rated as classified as of December 31, 2007; however, during the first quarter of 2008, management determined that the loans further met the criteria as impaired.

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

Despite lower net charge-offs and relatively stable nonperforming loan rates in 2008 as compared to 2007, Union National prudently increased its allowance for loan and lease losses from $3,651,000 or 1.01% of total loans and leases at September 30, 2007, to $3,886,000 or 1.05% of total loans and leases as of September 30, 2008. The increased allowance for loan and lease losses reflected Union National’s continued emphasis on conservatively and diligently monitoring its existing portfolio, including identifying credit concerns and risks resulting from the weakening economy and housing market. We believe, based on information currently available, that the current allowance for loan and lease losses of $3,886,000 is adequate to meet potential loan and lease losses. A summary of the transactions in the Allowance for Loan and Lease Losses for the three and nine months ended September 30, 2008 and 2007 are presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average Total Loans Outstanding (Net of Unearned Income)	$376,415	$362,508	$370,380	$354,008

Allowance for Loan and Lease Losses, Beginning of Period	$3,831	$3,449	$3,675	$3,070
Charge-Offs	─	(29)	(134)	(128)
Recoveries	8	1	19	2
Net Recoveries (Charge-Offs)	8	(28)	(115)	(126)
Addition to Provision for Loan and Lease Losses	47	230	326	707
Allowance for Loan and Lease Losses, End of Period	$3,886	$3,651	$3,886	$3,651

Ratio of Net Loans and Leases Charged Off to Average Loans Outstanding (Annualized)	0.00%	0.03%	0.05%	0.05%
Ratio of Allowance for Loan and Lease Losses to Loans at End of Period			1.05%	1.01%

The portion of the allowance for loan and lease losses which related to Level 3 valued impaired loans was $706,000 at September 30, 2008 as compared to $380,000 at December 31, 2007. During the three and nine month period ended September 30, 2008, the allowance for loan and lease losses related to impaired loans was increased by $388,000 and $326,000, respectively.

Stockholders' Equity

Stockholders’ equity increased to $31,075,000 at September 30, 2008 compared to $28,800,000 at December 31, 2007. The increase in stockholders’ equity was primarily a result of gross cash proceeds received from a private placement stock offering in the amount of $1,635,000 (see related discussion in Note 9 to the consolidated financial statements) and increases to retained earnings from year-to-date earnings, offset by other comprehensive losses arising during the period. Union National's common equity position at September 30, 2008 exceeds the regulatory required minimums as disclosed on page 31.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Overview

Net income for the third quarter of 2008 was $626,000 or $0.23 diluted earnings per share as compared to net income of $393,000 or $0.15 diluted earnings per share for the third quarter of 2007. Annualized return on average equity for the third quarter of 2008 was 8.27% as compared to 5.41% for the same period in 2007. Annualized return on average assets for the third quarter of 2008 was 0.51% as compared to 0.32% for the same period in 2007. The discussion that follows further explains the changes in the components of net income when comparing the third quarter of 2008 to the third quarter of 2007.

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

Net interest income was $3,840,000 for the third quarter of 2008, as compared to $3,887,000 for the same quarter in 2007. Rapid and significant interest rate cuts from late 2007 through the first half of 2008 caused certain interest yields on loans and investments to re-price lower at a faster pace than interest-bearing deposits and fund sources, resulting in lower net interest margins in 2008 versus 2007. However, net interest margins have steadily improved through 2008 as prepayments of certain higher-cost wholesale funds, and renewing and opening of retail deposits, have resulted in decreasing interest expenses. The taxable-equivalent net interest margin percentage for the third quarter of 2008 was 3.44%, as compared to 3.34% for the third quarter of 2007.

Interest and fees on loans decreased $706,000 in the third quarter of 2008 as compared to the same period in 2007. A decrease in average yield of approximately 100 basis points due to interest rate cuts in the past year more than offset additional earnings from a $13,907,000 increase in the average balance of the loan portfolio.

Interest and dividends earned on investment securities decreased $111,000 in the third quarter of 2008 as compared to the same period in 2007. A decrease in the average yield of 83 basis points due to both market rate reductions and generally lower risk, lower yielding investments more than offset additional earnings from a $4,572,000 increase in the average balance of the investment portfolio which resulted in less interest earned on investment securities in comparison to the 2007 period.

Interest expense was $3,197,000 for the third quarter of 2008, as compared to $4,149,000 for the same quarter in 2007. Union National’s overall cost of funds declined to 3.08% for the third quarter of 2008 as compared to 4.05% for the third quarter of 2007. This reduction was attributable to both market interest rate decreases and the de-leveraging of higher cost wholesale liabilities (see related discussion in Note 7 to the consolidated financial statements).

Provision for Loan and Lease Losses

The provision for loan and lease losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases, based on our analysis of the adequacy of the allowance for loan and lease losses. The provision was $47,000 for the third quarter of 2008 as compared to $230,000 for the same period in 2007. The higher provision for the third quarter of 2007, increased the allowance relative to loan growth and certain higher 2007 estimates of potential losses. Future adjustments to the allowance, and the provision for loan and lease losses, may be needed if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans. See additional discussion on Loans, Credit Quality and Credit Risk, and the Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

Non-Interest Income

Non-interest income decreased by $560,000 or 32.0% during the third quarter of 2008 versus the same quarter of 2007. The decrease was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Three Months Ended
Non-Interest Income	September 30, 2008 vs. 2007
Income from Fiduciary Activities	$(17)
Service Charges on Deposit Accounts	26
Other Service Charges, Commissions, and Fees	35
Alternative Investment Sales Commissions	5
Net Investment Securities Gains (Losses)	(42)
Mortgage Banking/Brokerage Activities	(421)
Title Insurance/Settlement Income	(78)
Earnings from Bank-Owned Life Insurance	4
Other	(72)
Total Decrease in Other Operating Income	$(560)

Much of the decrease in non-interest income was primarily due to reductions in mortgage banking income related to the closure in the fourth quarter of 2007 of Union National’s mortgage brokerage subsidiary, Home Team (see related discussion in Note 6 of the consolidated financial statements). For the three months ended September 30, 2008, consolidated operating results reflected no mortgage banking/brokerage and title insurance/settlement income related to Home Team, as compared to the three months ended September 30, 2007, whereby non-interest income included $436,000 of mortgage brokerage income and $78,000 of title insurance/settlement income related to Home Team.

During the third quarter of 2008, losses of $42,000 were associated with investment sales activity related to continued repositioning of Union National’s investment portfolio to a lower-risk profile that more effectively supports liquidity and capital management. There was no investment sales activity for the same period in 2007.

Non-Interest Expense

Non-interest expense decreased by $754,000 or 15.4% during the third quarter of 2008 versus the third quarter of 2007. Increases (decreases) in the components of non-interest expense when comparing the three-month period ended September 30, 2008 and 2007 are as follows (in thousands):

Three Months Ended
Non-Interest Expense	September 30, 2008 vs. 2007
Salaries and Wages	$(301)
Employee Benefit Costs	(66)
Net Occupancy	(82)
Furniture and Equipment	17
Professional Fees	(237)
Data Processing Services	4
Pennsylvania Shares Tax	53
Advertising and Marketing	36
ATM Processing	(10)
Minority Interest in Earnings of Subsidiaries	140
Other Expenses	(308)
Total Decrease in Other Operating Expenses	$(754)

The decrease in Salaries and Wages, and Employee Benefit Costs, reflect the positive impact realized from the staff restructuring, as well as the cessation of operations of Home Team during the fourth quarter of 2007. The decrease in Net Occupancy costs was the result of subleasing a portion of Union National’s corporate office facility. Professional fees decreased primarily due to 2007 expenses including fees for a nonrecurring profit improvement consulting engagement. The change in Minority Interest in Earnings of Subsidiaries reflects the impact of the Home Team shutdown during the fourth quarter of 2007. The decrease in Other Expenses was also related to the closure of Home Team. Union National recorded $326,000 related to the impairment of goodwill and minority interest assets associated with Union National’s ownership of Home Team in the third quarter of 2007.

Income Taxes

Income tax expense was $214,000 for the three months ended September 30, 2008, as compared to $117,000 for the same period in 2007. The effective tax rate for the three months ended September 30, 2008 was 25.5%. Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Union National’s adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended September 30, 2008 and 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Overview

For the nine months ended September 30, 2008, net income was $1,343,000 or $0.51 diluted earnings per share, compared to $374,000 or $0.15 diluted earnings per share for the same period in 2007. Annualized return on average equity for the nine month period in 2008 was 6.06% compared to the prior year’s ratio for the same period of 1.75%. Annualized return on average assets for the nine month period in 2008 was 0.37% versus 0.10% in 2007. The discussion that follows further explains the changes in the components of net income when comparing the nine month period of 2008 to the same period in 2007.

Net Interest Income

For the nine months ended September 30, 2008, net interest income was $10,965,000 compared to $11,697,000 for the same period in 2007. The decrease in net interest income was primarily the result of net interest margin compression. Rapid and significant interest rate cuts from late 2007 through the first half of 2008 caused certain interest yields on loans and investments to re-price lower at a faster pace than interest-bearing deposits and fund sources, resulting in lower net interest margins in 2008 versus 2007. Union National’s net interest margin was 3.27% for the nine month period of 2008 compared to 3.62% for the same period of 2007.

Interest and fees on loans decreased by $1,413,000 for the nine months ended September 30, 2008, as compared to the same period in 2007. A decrease in average yield of 82 basis points due to market interest rate reductions more than offset earnings from a $14,835,000 increase in the average balance of the loan portfolio.

Interest and dividends earned on investment securities decreased $644,000 for the nine months ended September 30, 2008, as compared to the same period in 2007. A decrease in the average yield of approximately 112 basis points coupled with a $3,784,000 decrease in the average balance of the investment portfolio resulted in less interest earned on investment securities in comparison to the 2007 period.

Interest expense was $10,441,000 for the nine months ended September 30, 2008, as compared to $11,843,000 for the same period in 2007. Union National’s overall cost of funds decreased to 3.39% for the nine months ended September 30, 2008, as compared to 3.99% for the same period in 2007 (see related discussion of de-leveraging and interest rate reductions in Note 7 to the consolidated financial statements).

Provision for Loan and Lease Losses

For the nine months ended September 30, 2008, the provision for loan and lease losses was $326,000 as compared to $707,000 for the same period in 2007. The provision for the nine months ended September 30, 2007, increased the allowance relative to loan growth and certain higher 2007 estimates of potential losses. Despite the lower provision in 2008, Union National increased its allowance for loan and lease losses by 6.4% from $3,651,000 or 1.01% of total loans and leases at September 30, 2007, to $3,886,000 or 1.05% of total loans and leases at September 30, 2008. Future adjustments to the allowance, and the provision for loan and lease losses, may be needed if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans. See additional discussion on Loans, Credit Quality and Credit Risk, and the Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

Non-Interest Income

For the nine months ended September 30, 2008, non-interest income decreased by $1,692,000 or 30.6% as compared to the same period of 2007. The decrease was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Nine Months Ended
Non-Interest Income	September 30, 2008 vs. 2007
Income from Fiduciary Activities	$(69)
Service Charges on Deposit Accounts	106
Other Service Charges, Commissions, and Fees	33
Alternative Investment Sales Commissions	(4)
Impairment Charge on Investment Security	450
Net Investment Securities Gains (Losses)	81
Mortgage Banking/Brokerage Activities	(1,790)
Title Insurance/Settlement Income	(301)
Earnings from Bank-Owned Life Insurance	13
Other Income	(211)
Total Decrease in Other Operating Income	$(1,692)

Much of the decrease in non-interest income was primarily due to reductions in mortgage banking income related to the closure in the fourth quarter of 2007 of Union National’s mortgage brokerage subsidiary, Home Team (see related discussion in Note 6 to the consolidated financial statements). For the nine months ended September 30, 2008, consolidated operating results reflected no mortgage banking/brokerage and title insurance/settlement income related to Home Team, as compared to the nine months ended September 30, 2007 when non-interest income included $1,807,000 of mortgage brokerage income and $301,000 of title insurance/settlement income related to Home Team.

For the nine months ended September 30, 2008, Union National realized gains on sales of investment securities of $159,000 as compared to $78,000 for the same period in 2007. The 2007 investment sales activity related to securities sold as part of 2007 de-leveraging activities, while the 2008 investment sales activity related to continued repositioning of the Corporation’s investment portfolio to a lower-risk profile that more effectively supports liquidity and capital management. The results for the nine months ended September 30, 2007 included $450,000 of other-than-temporary investment impairment charges related to certain corporate debt securities as described in Note 8 to the Consolidated Financial Statements. There were no further other-than-temporary impairment charges recorded against the carrying value of corporate debt securities during the first nine months of 2008. Union National did not own any Fannie Mae or Freddie Mac preferred or common stock holdings.

The decrease in Other Income was related to income generated from a cash bailment agreement on a network of ATM machines. This agreement was terminated during the first quarter of 2008. Accordingly, operating results for the nine months ended September 30, 2008 reflect income generated only from the first quarter of 2008. For the nine months ended September 30, 2007, operating results reflect income for the full nine months.

Non-Interest Expense

For the nine months ended September 30, 2008, non-interest expense decreased $3,652,000 or 22% as compared to the same period in 2007. Increases (decreases) in the components of non-interest expense when comparing the nine month period ended September 30, 2008 and 2007 are as follows (in thousands):

Nine Months Ended
Non-Interest Expense	September 30, 2008 vs. 2007
Salaries and Wages	$(1,488)
Employee Benefit Costs	(435)
Net Occupancy	(505)
Furniture and Equipment	(39)
Professional Fees	(632)
Data Processing Services	2
Pennsylvania Shares Tax	72
Advertising and Marketing	(212)
ATM Processing	(37)
Minority Interest in Earnings of Subsidiaries	207
Restructuring Charge	(717)
Other Expenses	132
Total Decrease in Other Operating Expenses	$(3,652)

The decrease in Salaries and Wages, and Employee Benefit Costs, reflect the positive impact realized from the staff restructuring, as well as the closure of operations of Home Team during the fourth quarter of 2007.

Net Occupancy costs decreased primarily due to the second quarter of 2007 including a charge of $259,000 for a commitment on a parcel of real estate which was to be used for a future retail branch site. Additionally, Union National has reduced its net occupancy expense through subleasing a portion of its corporate office facility. This facility was first occupied during the third quarter of 2007. As a result, there was no benefit recognized for the six-months ended June 30, 2007. However, the benefit was recognized for the entire nine months ended September 30, 2008.

Professional Fees decreased primarily due to 2007 expenses related to a nonrecurring profit improvement consulting engagement. Advertising and Marketing costs were higher in 2007 due to branding costs related to the Gold Café launch and marketing charges related to the now closed Home Team subsidiary. Minority Interest in Earnings of Subsidiaries reflects the impact of the Home Team shutdown during the fourth quarter of 2007. The Restructuring Charge, as previously described in Note 7 to the consolidated financial statements, consisted of staff reorganization severance and related costs incurred in the first and second quarters of 2007.

Included in other non-interest expenses for 2008 was a one-time charge of $370,000 that occurred in the second quarter, related to certain fraudulent loans made by one employee who has since been terminated. Based upon Union National’s investigation of the matter, there does not appear to be any additional losses or the involvement of other employees. Union National has evaluated the impact of this incident on its current internal controls and procedures and has implemented changes necessary to strengthen control processes and address the issues raised by this isolated event. The appropriate governmental authorities have been notified and Union National is cooperating fully with respect to the authorities’ investigation. Union National is pursuing available avenues for collection of the loss including insurance recovery and legal restitution from the former employee.

Also included in other non-interest expenses for 2008, was increased expenses related to FDIC insurance premiums of $262,000 as compared to the same period in 2007. Union National received a one-time assessment credit which reduced the 2007 expense. Union National also prepaid $17,482,000 of FHLB advances during the first half of 2008 which resulted in $68,000 in prepayment penalties which were recorded in other non-interest expenses.

Included in other non-interest expenses for 2007 was $326,000 related to the impairment of previously recorded goodwill and minority interest assets associated with Union National’s ownership of Home Team. There was also $192,000 of additional expenses associated with Home Team included in 2007 as well.

Income Taxes

Income tax expense was $373,000 for the nine months ended September 30, 2008, as compared to a benefit of $267,000 for the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 was 21.7%. Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Union National’s adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended September 30, 2008 and 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

Outlook

The economy in the Bank’s market for the remainder of 2008 and into 2009 may be negatively impacted by recent national economic events and overall national economic trends including the lessening of certain borrowers' financial strength, a decline in the housing market and residential mortgage activity, and the recent significant decline in interest rates. Management is monitoring these general and specific trends closely. We are closely monitoring our commercial and consumer credit relationships, and both loans and investment holdings collateralized by residential mortgages, which are potentially impacted by the health of the housing market.

We are also closely monitoring and managing the significant decline in interest rates that began at the end of 2007 and continued into 2008. Though the decline in interest rates experienced in the past year has compressed our net interest margin and net interest income in the past year, we began to see improvements in our net interest spread during the second quarter of 2008, which continued through the third quarter of 2008, as we continued to grow our lower-cost retail deposit base and pay down our higher-cost wholesale borrowings and brokered deposits. We regularly assess our interest rate sensitivity, and have taken measures to reduce our core funding costs to mitigate the potential negative impacts of these significant rate shifts on our core net interest income.

Despite these challenging economic conditions, Union National has reported improved financial results for the third quarter and the first nine months of 2008. By implementing and building on our back-to-basics banking strategy, Union National emphasized its traditional conservative banking values and positioned itself safely and soundly, which is particularly important given the weakening economy and turbulent markets. Though significant interest rate cuts have lowered our interest income, we have generated savings in our funding costs by growing our lower-cost retail deposit base and paying down higher-cost borrowings. In the past year, we have substantially lowered our operating costs, allowing us to be more efficient in a difficult market when income growth is challenging. We believed it prudent for Union National to fully maintain its strong, well-capitalized position in these uncertain economic times. Accordingly, the Board did not declare a dividend payment to shareholders for the fourth quarter. Union National remains committed to safely growing our earnings and enhancing shareholder value by expanding the number and depth of our customer relationships, increasing net interest income, operating with greater efficiencies, and maintaining our strong, well-capitalized position.

Further, the restructuring changes we made in the past year have substantially lowered our operating costs. With the closure of our Home Team subsidiary in 2007, we expect overall non-interest income and non-interest expenses to decrease significantly in 2008 compared to 2007 due to the substantial elimination of mortgage brokerage income and costs. Further, we expect continued substantial non-interest expense savings from efficiencies due to the 2007 restructuring activities.

Capital Adequacy

Union National and the Bank maintain capital ratios that are above the minimum total capital levels required by federal regulatory authorities.

On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 11 of the consolidated financial statements. Included in the MOU is a requirement that the Bank develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations. In response to the MOU, the Bank has established target capital ratios of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets. The OCC has accepted management’s capital targets and established June 30, 2008 as the target achievement date. As of June 30, 2008, Union National met these capital targets by reducing borrowings, generating capital from net earnings, and by raising additional capital through a private placement stock offering (see related discussion in Note 9 to the consolidated financial statements).

Except as discussed in the “Outlook” section above and below, there are no other known trends, events or uncertainties, including regulatory matters that are expected to have a material adverse impact on the capital resources of Union National for 2008.

Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the BCL).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  Generally, the National Bank Act would permit the Bank to declare dividends in 2008 of approximately $884,000, plus an amount equal to the net profits of the Bank in 2008 up to the date of any such dividend declaration. Through September 30, 2008, the Bank paid $382,500 of dividends to Union National in compliance with the regulatory restrictions, which was used to pay holding company interest expense and operational costs.

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

As of September 30, 2008 and December 31, 2007, Union National and the Bank met all capital adequacy requirements to which they are subject, and the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Union National and the Bank maintained the following regulatory capital levels and leverage and risk-based capital ratios as of September 30, 2008, and December 31, 2007, as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Union National Financial Corporation
September 30, 2008:
Tier 1 (leverage) capital	$42,204	8.62%	$19,582	4.00%	N/A	N/A
Tier 1 risk-based capital	42,204	10.25	16,468	4.00	N/A	N/A
Total risk-based capital	52,536	12.76	32,936	8.00	N/A	N/A
December 31, 2007:
Tier 1 (leverage) capital	$38,370	7.79%	$19,705	4.00%	N/A	N/A
Tier 1 risk-based capital	38,370	9.08	16,905	4.00	N/A	N/A
Total risk-based capital	49,487	11.71	33,810	8.00	N/A	N/A

Union National Community Bank
September 30, 2008:
Tier 1 (leverage) capital	$41,487	8.47%	$19,582	4.00%	$24,477	5.00%
Tier 1 risk-based capital	41,487	10.10	16,429	4.00	24,644	6.00
Total risk-based capital	51,373	12.51	32,858	8.00	41,073	10.00
December 31, 2007:
Tier 1 (leverage) capital	$38,633	7.84%	$19,705	4.00%	$24,631	5.00%
Tier 1 risk-based capital	38,633	9.17	16,845	4.00	25,268	6.00
Total risk-based capital	48,308	11.47	33,691	8.00	42,114	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital. At September 30, 2008, this limitation amounted to approximately $5,137,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

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

On May 19, 2008, Union National commenced a private placement stock offering sale of up to 526,315 shares of its common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993 (see related discussion in Note 9 to the consolidated financial statements). As of September 30, 2008, Union National sold 172,132 shares representing gross proceeds of $1,635,000, which have been invested into the Bank to increase the Bank’s capital levels.

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB and the Federal Reserve.

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

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Total commitments to extend credit amounted to $98,934,000 at September 30, 2008 as compared to $117,742,000 at December 31, 2007. Total standby letters of credit amounted to $5,778,000 at September 30, 2008 as compared to $6,239,000 at December 31, 2007.

In addition, in the conduct of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013. Any early termination will require the payment of a substantial penalty. The renegotiation and extension of this contract resulted in annual savings of approximately $100,000 in data processing and ATM processing expenses as compared to the costs we would have incurred without the renegotiation. There has been no material change in contracts for services since December 31, 2007 through September 30, 2008.

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

On June 20, 2007, the Bank entered into an MOU with the OCC as previously described in Note 11 of the consolidated financial statements. Management believes that the Bank has fully complied with the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the end of the third quarter of 2008. We believe that the MOU will have no material, adverse impact on our operating results or financial condition and that the MOU will not constrain our business. We believe we have already made substantial progress in satisfying the MOU, and we are committed to addressing and resolving the issues.

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

The Federal Deposit Insurance Reform Act of 2005 (“the Act”) allows eligible insured depository institutions to share in a one-time assessment credit, which was approximately $228,000 for the Bank. Through the year ended December 31, 2007, the Bank used $150,000 of this credit. The remaining $78,000 of the credit was used during the nine months ended September 30, 2008.

The last Community Reinvestment Act performance evaluation by the OCC resulted in a “satisfactory” rating of the Bank’s record of meeting the credit needs of its entire community.

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008, in response to recent unprecedented market turmoil. EESA creates a Troubled Asset Relief Program (“TARP”) which authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan (“CPP”) under which the Treasury Department may invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Under the CPP, qualifying financial institutions may apply to the Treasury for capital funding, in the form of senior preferred stock issued to the Treasury, with a value equal to not less that 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury. In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum deduction of 45%.

Union National has a filing deadline of November 14, 2008 to participate in the Capital Purchase Plan. Union National’s management and Board of Directors have evaluated the considerations regarding participation in the CPP and have opted not to apply for CPP funding.

The FDIC has increased the dollar limit on insured deposit accounts from $100,000 to $250,000 effective October 3, 2008 through December 31, 2009.

The FDIC has also established a program under which all non-interest-bearing accounts at FDIC insured institutions (including Union National) will be fully insured, regardless of dollar amount, until December 31, 2009, unless an eligible institution formally opts out of this program. Under the terms of the program, a 10 basis point surcharge will be applied to the balances of non-interest-bearing deposit accounts not otherwise covered by the increased deposit insurance limit of $250,000. The surcharge will be added to the participating bank’s existing risk-based deposit insurance premium paid on those deposits. Union National has opted to participate in this program to ensure its current and prospective deposit customers are provided the maximum amount of insurance coverage provided by the FDIC.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease approximately 13.6% as compared to the constant rate scenario. In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase approximately 8.1%. These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2008, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

There were no changes since December 31, 2007 in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

ITEM 4T – CONTROLS AND PROCEDURES

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National. There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank. Other than the Memorandum of Understanding with the OCC and the effects thereof, as discussed earlier on pages 10 and 32 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

ITEM 1A – RISK FACTORS

During the nine months ended September 30, 2008, and through the date of this report other than those noted below, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

The soundness of other financial institutions may adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation’s financial condition and results of operations.

Current levels of market volatility are unprecedented and may have materially adverse effects on our liquidity and financial condition.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2008, Union National commenced the sale of up to 526,315 shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993. There is no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National will immediately contribute such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

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

Although Union National can withdraw or terminate the offering of the shares at any time, it intends to offer the shares for a period of six months commencing May 19, 2008. The offering period may be extended at the discretion of Union National to a date not exceeding 90 days from the end of the six month period.

Subsequent to September 30, 2008, the Board of Directors of Union National elected on October 23, 2008, to extend the offering period for the Shares until February 17, 2009.

The following table summarizes the shares that have been sold and the gross proceeds received through the private placement stock offering as of September 30, 2008 (dollars in thousands):

Period	No. of Shares Sold	Gross Proceeds
May 19, 2008 – June 30, 2008	163,690	$1,555
July 1, 2008 – September 30, 2008	8,442	80
Total	172,132	$1,635

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit No. 10.18 – Form of Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer, Samuel J. Smith and Bradley A. Willow, filed August 13, 2008, as Item 10.18 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

Exhibit No. 10.19 – Form of Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn, Steve D. Garber, Michael D. Peduzzi and Neil H. Snyder, filed August 13, 2008, as Item 10.19 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

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

Date: November 14, 2008

By	/s/ Michael D. Peduzzi
Michael D. Peduzzi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2008