Form 10-K
period 2008-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2009-03-30
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

Commission file number 0-19214

UNION NATIONAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2415179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

570 Lausch Lane, Suite 300, Lancaster, Pennsylvania	17601
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, Including Area Code): (717) 492-2222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $23,466,337 as of June 30, 2008.  As of March 27, 2009 the Registrant had approximately 2,720,076 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.  Certain portions of Union National Financial Corporation's Proxy Statement to be filed in connection with its 2009 Annual Meeting are incorporated by reference in response to Parts II and III of this Annual Report on Form 10-K.  However, any information in Union National Financial Corporation’s Annual Report to Shareholders and Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed with the Securities and Exchange Commission.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-K
TABLE OF CONTENTS

		PAGE NO.
PART I
Item 1 -	Business	4
Item 1A -	Risk Factors	9
Item 1B -	Unresolved Staff Comments	17
Item 2 -	Properties	17
Item 3 -	Legal Proceedings	18
Item 4 -	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5 -	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	19
Item 6 -	Selected Financial Data	21
Item 7 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21
Item 7A-	Quantitative and Qualitative Disclosure About Market Risk	21
Item 8 -	Financial Statements and Supplementary Data	21
Item 9 -	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	21
Item 9A(T) -	Controls and Procedures	21
Item 9B -	Other Information	22

PART III
Item 10 -	Directors, Executive Officers, and Corporate Governance	23
Item 11 -	Executive Compensation	23
Item 12 -	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	23
Item 13 -	Certain Relationships and Related Transactions, and
	Director Independence	23
Item 14 -	Principal Accountant Fees and Services	23

PART IV
Item 15 -	Exhibits, Financial Statement Schedules	24

Signatures		28

Exhibit Index		29

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiaries.

This annual report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends could differ materially from those set forth in such statements due to various factors.  Such factors include the possibility that anticipated cost savings may not be realized, estimated synergies may not occur, increased demand or prices for the Corporation’s financial services and products may not occur, changing economic and competitive conditions, technological developments and other risks and uncertainties.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the Corporation’s business strategy due to changes in current or future market conditions; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and deteriorating economic conditions.  When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I.

ITEM 1.	BUSINESS.

Union National Financial Corporation (“UNFC”), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System.  UNFC was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania.  UNFC commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank.  UNFC's business consists primarily of managing and supervising Union National Community Bank (the “Bank”), and its principal source of income is dividends paid by the Bank.  UNFC has three wholly-owned subsidiaries: the Bank; Union National Capital Trust I; and, Union National Capital Trust II.  UNFC’s two trust subsidiaries were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities.  Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, and ceased operations in October 2007. Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services. In accordance with agreements between the Bank and the minority interest owners, the Bank’s ownership interest in Home Team was 98%, and the Bank’s interest in Home Team’s net profits and losses was 30% up until June 30, 2007, and 62.31% thereafter until Home Team ceased operating on October 31, 2007.  The Bank also has a wholly owned subsidiary, Union National Insurance Agency, Inc. formed on May 21, 2001.

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

The Bank has ten branch locations within Lancaster County, Pennsylvania.

UNFC’s executive offices are located in its corporate office center at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  Its telephone number is (717) 492-2222.

The Bank experiences substantial competition in attracting and retaining deposits and in lending funds.  Financial institutions compete for deposits by offering attractive rates and convenient office locations.  Direct competition for deposits comes primarily from other commercial banks and thrift institutions.  Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions.  The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered.  Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers and brokers, and insurance companies.

For additional information concerning UNFC’s business activities, see Management’s Discussion and Analysis in Part II, Item 7 of this Annual Report on Form 10-K.

Supervision and Regulation - UNFC

UNFC operates in a heavily regulated environment.  Changes in laws and regulations affecting UNFC and its Bank subsidiary may have an impact on operations.  See “Supervision and Regulation—Union National Financial Corporation” and “Supervision and Regulation—Union National Community Bank” below and pages 26 and 63 of the Annual Report to Shareholders for the year ended December 31, 2008.

Without the prior approval of the Federal Reserve under the Bank Holding Company Act, UNFC is prohibited from:

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

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act also requires:

▪	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;
▪	public disclosure of an institution’s CRA rating; and
▪	that the applicable regulatory agency provides a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.

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

The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements.  The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity.  Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk.  The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  On the basis of an analysis of the rules and the projected composition of UNFC's consolidated assets, management does not believe that the risk-based capital rules have a material effect on UNFC's business and capital plans.  The Bank has capital ratios exceeding the regulatory requirements and meets the Bank regulatory criteria to be considered “well capitalized”.  For information concerning UNFC’s and the Bank’s capital ratios, see Note 15 on page 26 in UNFC's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 and incorporated herein by reference.

Pending Legislation.  Management cannot anticipate what changes Congress may enact or, if enacted, their impact on UNFC’s financial position and reported results of operations.  As a consequence of the extensive regulation of commercial banking activities in the United States, UNFC’s and the Bank’s businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business. See also pages 26 and 63 in UNFC's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 and incorporated herein by reference.

Effects of Inflation.  Inflation has some impact on our operating costs, but unlike many other corporations, substantially all of our assets and liabilities are monetary in nature.  As a result, changes in interest rates have a more significant impact on our performance than the general level of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services.  The effects of changes in interest rates are discussed in the following section on Market Risk – Interest Rate Risk.

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

As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues.  In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by a bank.  Further, the liability has the potential to far exceed the original amount of the loan issued by a bank.  Currently, neither UNFC nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is UNFC or the Bank aware of any circumstances that may give rise to liability under any such statute.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies.  The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.  Section 404 of the Sarbanes-Oxley Act required UNFC to include in its Annual Report of Form 10-K a report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.  To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process.  In 2009, we expect to incur additional external audit costs associated with complying with the provisions of Sarbanes-Oxley requiring a report by the independent external auditors on the effectiveness of internal control over financial reporting.  We expect the additional costs associated with this requirement to be $30,000 pretax for the year-ended December 31, 2009.

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

As a subsidiary of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the parent bank holding company or its subsidiaries, on investments in the stock or other securities of the Bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans.  The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders.  In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

The Union National Insurance Agency, Inc. provides insurance-related products to the Bank’s customers.  The agency is subject to supervision and regulation by the Insurance Department of the Commonwealth of Pennsylvania, the Office of the Comptroller of Currency and other regulatory agencies.

Other.  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the Bank’s business.  It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the Bank’s business.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Additional information on regulatory activity and the potential impact to Union National for 2009 is incorporated herein by reference to page 63 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 to this Annual Report on Form 10-K.

Statistical Data.  The information required by this Item is incorporated by reference from pages 39 through 68 of UNFC’s Annual Report to Shareholders for the year ended December 31, 2008.

Employees.  As of March 23, 2009, the Bank had 125 full-time and 25 part-time employees, of which, no one is represented by a collective bargaining agent.   Management believes it has good relations with its personnel.

The Corporation’s website address is www.uncb.com.  The Corporation makes available free of charge its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission.  Copies of such reports are available at no charge by contacting Michael D. Peduzzi, Chief Financial Officer and Treasurer of Union National Financial Corporation, 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  (The information found on the Corporation’s website does not constitute a part of this or any other report.)

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

We are Subject to Interest Rate Risk, and Variations in Interest Rates May Negatively Affect our Financial Performance.

Changes in the interest rate environment may reduce profits. Our primary source of income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.  Substantial decreases in the general level of interest rates may reduce our net interest spread and margin as a substantial portion of our wholesale borrowings are at fixed interest rates.  An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Although we believe we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume and overall profitability.

We are Subject to Lending Risk

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the Commonwealth of Pennsylvania and the United States. As noted above, increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans, or reduce the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties.

As of December 31, 2008, approximately 71% of our loan portfolio consisted of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans.  Because our loan portfolio contains a significant number of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We are Subject to Extensive Government Regulation and Supervision

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, we are subject to changes in federal and state tax laws, accounting principles, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Compliance with the various statutes and other regulations increases our expense, requires management's attention, and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.  Additional information on regulatory activity and the potential impact to Union National for 2009 is incorporated herein by reference to page 63 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 to this Annual Report on Form 10-K.

We May Not be Able to Successfully Manage Growth

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

When we continue to expand by opening new branches, we expect to incur increased personnel, occupancy, and other operating expenses.  These higher expenses must be absorbed while new deposits are beginning to be generated, and there also will be a time lag in deploying the new deposits into attractively priced loans and other higher-yielding earning assets. Thus, our plans to grow aggressively could depress earnings in the short run, even if the growth strategy is well executed.

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

Declines in value may adversely impact the investment portfolio

We reported non-cash, other-than-temporary impairment charges totaling $1,290,000 for the year ended December 31, 2008, representing reductions in fair value below original cost of investments on two investment securities. We may be required to record future impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the investment has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the investment, interest payment reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

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

Our Controls and Procedures May Fail or Be Circumvented

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any internal control process and structure, however well designed and operated, can provide only reasonable, not absolute, assurances that the internal control objectives are met. Any failure or circumvention of our internal controls and procedures, or unintentional failure to comply with laws and regulations related to controls and procedures, could have a material adverse effect on our business, results of operations, and financial condition.

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

We Rely On Dividends from Our Subsidiaries for Most of Our Revenue

Union National Financial Corporation is a separate and distinct legal entity from its subsidiaries.  It receives a substantial portion of its revenue from dividends from its subsidiary, Union National Community Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.

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

The Trading Volume in Our Common Stock is Less Than That of Some Other Financial Services Companies

Our common stock is traded on the OTC Bulletin Board and the trading volume is less than that of many other financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of the common stock or the expectation of these sales could cause our stock price to fall.

Our Articles of Incorporation, By-Laws and Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of our articles of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Union National, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Bank owns six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien.  Below is a table containing the location and date of acquisition of the Bank’s properties.  In addition, the Bank leases office space for four branch offices and a professional office center, which serves as the corporate headquarters.  The Bank’s executive offices are located at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.

PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired
Mount Joy Branch Office 101 East Main Street Mount Joy, PA 17552	Branch Bank, cut limestone and brick. 1995 addition is concrete over steel construction containing approximately 22,251 sq. ft. of space.	1911

MotorBank Branch Office 21 North Barbara Street Mount Joy, PA 17552	Drive-up Bank Branch, brick on frame containing approximately 445 sq. ft. of space.	November 1972

Maytown Branch Office 100 West High Street Maytown, PA 17550	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 4,960 sq. ft. of space.	April 1972

Hempfield Branch Office 190 Stony Battery Road Salunga, PA 17538	Branch Bank, brick with wood shingle roof containing approximately 4,619 sq. ft. of space.	June 1979

Administrative Services Center – Bank Administration Building 25 North Barbara Street Mount Joy, PA 17552	Brick on concrete block with wood and steel frame containing approximately 12,798 sq. ft. of space.	December 1984

Elizabethtown Branch Office 1275 South Market Street Elizabethtown, PA 17022	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 6,808 sq. ft. of space.	January 1988

Columbia Branch Office 901 Lancaster Avenue Columbia, PA 17512	Branch Bank, one-story brick building containing approximately 2,257 sq. ft. of space.	October 1992

Elizabethtown Motorbank Office	Drive-up Bank Branch, brick on frame containing approximately 574 sq. ft. of space.	September 2001

Centerville Branch Office 301 Centerville Road Lancaster, PA 17602	Branch Bank, one-story masonry and brick building with metal trusses, containing approximately 3,575 sq. ft. of space.	May 2008

PROPERTY LEASED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired
Manheim Branch Office 701 Lancaster Road Manheim, PA 17545	Concrete block building containing 4,266 sq. ft. of space, of which, approximately 2,600 sq. ft. of space is used for banking purposes.	January 1995

Manheim Township Branch Office 38 E. Roseville Road Lancaster, PA 17601	Branch Bank, one story brick and metal siding building containing approximately 2,000 sq. ft. of space	April 2003

HACC Branch Office 1625 Old Philadelphia Pike Lancaster, PA 17602	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 3,486 sq. ft. of space.	February 2005

Ephrata Branch Office 108 North Reading Road Ephrata, PA 17522	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 1,300 sq. ft. of space.	April 2007

Union National Professional Center 570 Lausch Lane, Suite 300 Lancaster, PA 17601
Three story masonry, stone and brick over steel building with concrete floors, containing approximately 27,000 sq. ft. of office space, of which, approximately 9,000 sq. ft. is used for  administrative purposes and the remainder is sub-leased.
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

None.  There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and dividend information required by this Item is incorporated herein by reference to page 68 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008,  which is included in Exhibit 13 to this Annual Report on Form 10-K.  Union National Financial Corporation's common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF.  Bid and asked information is available on some internet websites providing financial market news.  Information concerning actual trades is included on page 68 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, and is also available on financial market internet websites.  This information represents a limited amount of share transfer activity.

Prior to 2008, Union National Financial Corporation and, prior to organizing as a bank holding company, Union National Community Bank, had paid regular cash dividends on their common stock for more than forty years.  Given the level of earnings realized in 2007, the Board of Directors of Union National Financial Corporation believed it prudent to temporarily suspend the payment of dividends to ensure that a strong capital position is maintained.  Union National Financial Corporation expects to restore payment of future dividends; however, payment of such dividends will depend upon earnings of Union National Financial Corporation and of Union National Community Bank, their financial condition, capital requirements and other factors, such as regulatory and legal requirements.  It is anticipated that substantially all of the funds available for the payment of dividends by Union National Financial Corporation will be derived from dividends paid to the holding company by Union National Community Bank.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2008.  The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Shareholders(1)	93,511	$18.82	0
Equity Compensation Plans Not Approved by Shareholders	0	0.00	0
Totals	93,511	$18.82	0

(1) Includes outstanding options issued under Union National Financial Corporation’s 1988 and 1997 Stock Incentive Plans, 1997 Stock Purchase Plan (which expired in 2003) and 1997 Independent Director Plan (expired).

Additional information required by this item regarding dividend restrictions is incorporated herein by reference to Note 15 on page 26 and to page 63 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 to this Annual Report on Form 10-K.

As of March 23, 2009, there were approximately 1,405 holders of record of UNFC's common stock.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2008 to October 31, 2008	0	$0.00	0	49,700

November 1, 2008 to November 30, 2008	0	$0.00	0	49,700

December 1, 2008 to December 31, 2008	0	$0.00	0	49,700

Total	0	$0.00	0

*
On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

Union National’s stock performance graph on page 66 of the Union National Financial Corporation Annual Report to Shareholders for the year ended December 31, 2008 is herein incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is incorporated herein by reference from page 67 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from pages 39 through 64 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference from pages 61 through 63 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference from pages 2 through 35 of Union National Financial Corporation's Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the Exchange Act), was evaluated as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective in alerting them to the material information relating to the Corporation (or the Corporation’s consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)           The Report on Management’s Assessment of Internal Control over Financial Reporting on page 66 of the Union National Financial Corporation Annual Report to Shareholders for the year ended December 31, 2008 is herein incorporated by reference.

(c)           Changes in internal controls.

There were no changes made in the Corporation’s internal controls during the period covered by this report or, to management’s knowledge, in other factors that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of management’s evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Election of Directors – Information about Nominees and Continuing Directors”, “Share Ownership – Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company – Nomination of Directors” and “Governance of the Company – Meetings and Committees of the Board of Directors” of Union National Financial Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.  As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics.  The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics.  The code of ethics is incorporated herein by reference from Exhibit 14, filed herewith.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the information under the captions “Compensation and Plan Information”, “Potential Payments Upon Termination or Change-In-Control”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Union National Financial Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the information under the caption “Share Ownership” of Union National Financial Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.  The information related to Equity Compensation Plans as required is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Transactions with Directors and Executive Officers” and “Governance of the Company – Director Independence” of Union National Financial Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the information under the caption “Report of the Audit Committee” of Union National Financial Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.
The following financial statements are included by reference in Part II, Item 8 hereof.

Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Management’s Assessment of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

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

3(ii)
Union National Financial Corporation’s Amended and Restated By-laws.   (Incorporated by reference to Exhibit 3(ii) to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on February 27, 2009.)

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

10.9
Amended and Restated Employment Agreement and Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.10
Amended and Restated Declaration of Trust of Union National Capital Trust II, dated as of October 14, 2004, among Union National Financial Corporation, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.11
Indenture, dated as of October 14, 2004, between Union National Financial Corporation, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2034.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.12
Guarantee Agreement, dated as of October 14, 2004, between Union National Financial Corporation and the guarantee trustee named therein.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.13
Indenture, dated as of July 27, 2006, between Union National Community Bank, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036.  (Incorporated by reference to Exhibit 4 to Union National Financial Corporation’s quarterly  report on Form 10-Q, filed with the Commission on August 14, 2006.)

10.14
Employment Agreement, dated March 8, 2007, between Stephen D. Staman, Executive Vice President and Chief Revenue Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 10.16 to Union National Financial Corporation’s 2007 Annual Report on Form 10-K, filed with the Commission on April 1, 2008.)

10.15
Change of Control Agreement, dated September 4, 2007, between Michael D. Peduzzi, Senior Vice President, Chief Financial Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on September 6, 2007.)

10.16
Form of Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer and Bradley A. Willow, filed August 13, 2008, as Item 10.18 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.17
Form of Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn and Steve D. Garber, filed August 13, 2008, as Item 10.19 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.18
Stock Bonus Plan and the 2009 Stock Purchase Plan, dated November 26, 2008. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on December 3, 2008.)

13	Excerpts from Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2008.

14	Union National Financial Corporation Directors and Senior Management Code of Ethics, filed herewith.

21	Subsidiaries of the Union National Financial Corporation.

23.1	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The exhibits required to be filed by this Item are listed under Item 15(a)3, above.

(c)	NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION NATIONAL FINANCIAL CORPORATION
(Registrant)

By	/s/ Mark D. Gainer
Mark D. Gainer,
Chairman of the Board of Directors,
Chief Executive Officer and President
Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

Date

By	/s/ Mark D. Gainer	March 30, 2009
Mark D. Gainer, Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

By	/s/ Michael D. Peduzzi, CPA	March 30, 2009
Michael D. Peduzzi, CPA, Chief Financial Officer (principal financial officer and principal accounting officer)

By	/s/ Donald Cargas, Jr.	March 30, 2009
Donald Cargas, Jr., Director

By	/s/ Kevin D. Dolan	March 30, 2009
Kevin D. Dolan, Director

By	/s/ James R. Godfrey	March 30, 2009
James R. Godfrey, Director

By	/s/ Barry C. Huber, CPA	March 30, 2009
Barry C. Huber, CPA, Director

By	/s/ Thomas J. McGrath, DVM	March 30, 2009
Thomas J. McGrath, DVM, Director

By	/s/ William M. Nies	March 30, 2009
William M. Nies, Director

By	/s/ Darwin A. Nissley	March 30, 2009
Darwin A. Nissley, Director

By	/s/ Lloyd C. Pickell	March 30, 2009
Lloyd C. Pickell, Director

EXHIBIT INDEX

Exhibit Number

10.6	Board of Director Fees.

13	Excerpts from Union National Financial Corporation’s 2008 Annual Report to Shareholders.

14	Union National Financial Corporation Directors and Senior Management Code of Ethics

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.