Form 10-Q
period 2009-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2009-05-15
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 2,721,369 shares of $.25 (par) common stock were outstanding as of May 14, 2009.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		PAGE NO.

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Income
	For the Three Months Ended March 31, 2009 and 2008	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months Ended March 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5 - 13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14 - 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

Item 4T.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		34

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I ─ FINANCIAL INFORMATION

Item 1.  Financial Statements

Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited, Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Cash and Due from Banks	$12,230	$17,621
Federal Funds Sold	3,000	14,150
Interest-Bearing Demand Deposits in Other Banks	42,772	66
Total Cash and Cash Equivalents	58,002	31,837
Interest-Bearing Time Deposits in Other Banks	2,755	1,775
Investment Securities Available for Sale	63,807	64,289
Loans and Leases, Net of Unearned Income	356,289	358,280
Less: Allowance for Credit Losses	(4,319)	(4,358)
Net Loans and Leases	351,970	353,922
Premises and Equipment, Net	11,952	12,088
Restricted Investment in Bank Stocks	3,703	3,703
Bank-Owned Life Insurance	11,216	11,108
Other Assets	7,517	6,387
Total Assets	$510,922	$485,109

Liabilities
Deposits:
Non-Interest Bearing	$46,186	$46,875
Interest-Bearing	361,703	336,702
Total Deposits	407,889	383,577
Long-Term Debt	50,334	50,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	4,429	3,063
Total Liabilities	479,993	454,315

Stockholders’ Equity
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued – 3,139,247 and 3,138,265 at March 31, 2009 and December 31, 2008, respectively; Outstanding - 2,721,058 and 2,720,076 at March 31, 2009 and December 31, 2008, respectively	785	785
Surplus	14,872	14,868
Retained Earnings	22,925	23,434
Accumulated Other Comprehensive Income	676	36
Treasury Stock - 418,189 shares, at cost	(8,329)	(8,329)
Total Stockholders’ Equity	30,929	30,794
Total Liabilities and Stockholders’ Equity	$510,922	$485,109

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Interest Income
Interest and Fees on Loans and Leases	$5,385	$6,361
Investment Securities:
Taxable Interest	595	788
Tax-Exempt Interest	22	–
Dividends	13	43
Other	34	145
Total Interest Income	6,049	7,337

Interest Expense
Deposits	2,302	2,796
Short-Term Borrowings	–	61
Long-Term Debt	645	746
Junior Subordinated Debentures	231	300
Total Interest Expense	3,178	3,903
Net Interest Income	2,871	3,434
Provision for Credit Losses	313	140
Net Interest Income after Provision for Credit Losses	2,558	3,294

Non-Interest Income
Income from Fiduciary Activities	46	80
Service Charges on Deposit Accounts	473	453
Other Service Charges, Commissions, Fees	267	259
Alternative Investment Sales Commissions	110	198
Net Investment Securities Gains	411	191
Impairment Charges on Investment Securities	(839)	–
Mortgage Banking/Brokerage Activities	28	14
Earnings from Bank-Owned Life Insurance	108	107
Other Income	15	110
Total Non-Interest Income	619	1,412

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,946	1,919
Net Occupancy	478	552
Furniture and Equipment	246	247
Professional Fees and Regulatory Assessments	257	308
Data and ATM Processing	404	435
Pennsylvania Shares Tax	89	100
Advertising and Marketing	67	47
Supplies and Postage	74	138
FDIC Insurance	120	76
Other Expense	333	364
Total Non-Interest Expense	4,014	4,186
(Loss) Income Before (Benefit from) Provision for Income Taxes	(837)	520
(Benefit from) Provision for Income Taxes	(328)	107
Net (Loss) Income	$(509)	$413

(Loss) Earnings Per Share
Basic	$(0.19)	$0.16
Diluted	(0.19)	0.16
Cash Dividends Paid Per Share	–	–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, Dollars in thousands, except share data)

	Three Months Ended March 31, 2009
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2008	2,720,076	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Income:
Net Loss	–	–	–	(509)	–	–	(509)
Net Change in Unrealized Gains on Available-for-Sale Securities, Net of Tax	–	–	–	–	640	–	640
Total Comprehensive Income							131
Issuance of Common Stock under:
Dividend Reinvestment and Stock Purchase Plan	982	–	4	–	–	–	4

Balance at March 31, 2009	2,721,058	$785	$14,872	$22,925	$676	$(8,329)	$30,929

	Three Months Ended March 31, 2008
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	2,546,549	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Loss:
Net Income	–	–	–	413	–	–	413
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	–	–	–	–	(610)	–	(610)
Total Comprehensive Loss							(197)
Issuance of Common Stock under:
Dividend Reinvestment and Stock Purchase Plan	745	–	8	–	–	–	8
Employee Plans	693	–	5	–	–	–	5
Implementation of EITF 06-04	–	–	–	(73)	–	–	(73)

Balance at March 31, 2008	2,547,987	$741	$13,326	$23,403	$(598)	$(8,329)	$28,543

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(509)	$413
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	313	280
Provision for Credit Losses	313	140
Net Amortization (Accretion) of Investment Securities Premiums (Discounts)	90	(70)
Net Investment Securities Gains	(411)	(191)
Provision for Deferred Income Taxes	451	374
Earnings from Bank-Owned Life Insurance	(108)	(107)
(Increase) Decrease in Accrued Interest Receivable	(69)	181
Increase in Other Assets	(1,531)	(302)
Increase (Decrease) in Other Liabilities	1,366	(423)
Impairment Charges on Investment Securities	839	–
Cash Payments Related to Restructuring Charge	–	(84)
Net Cash Provided by Operating Activities	744	211
Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	23,152	17,975
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	5,108	20,859
Purchases of Available-for-Sale Securities	(27,327)	(33,605)
Net Purchases of Time Deposits in Other Banks	(980)	–
Proceeds from Sales of Restricted Investments in Bank Stocks, net	–	538
Net Decrease (Increase) in Loans and Leases	1,290	(2,588)
Purchases of Premises, Equipment and Software	(138)	(40)
Net Cash Provided by Investing Activities	1,105	3,139
Cash Flows from Financing Activites
Net Increase in Demand Deposits and Savings Accounts	8,318	8,570
Net Increase in Time Deposits	15,994	6,020
Issuance of Common Stock	4	13
Net Decrease in Short-Term Borrowings	–	(6,629)
Payments on Long-Term Debt	–	(10,105)
Net Cash Provided by (Used in) Financing Activities	24,316	(2,131)
Net Increase in Cash and Cash Equivalents	26,165	1,219
Cash and Cash Equivalents at Beginning of Period	31,837	37,882
Cash and Cash Equivalents at End of Period	$58,002	$39,101

Supplemental Disclosures of Cash Flow Activities
Interest Paid	$3,154	$4,330
Income Tax Paid	250	–

Supplemental Disclosures of Non-cash Flow Activities
Transfers to Other Real Estate Owned	$349	$–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Notes to Unaudited Consolidated Financial Statements

 Note 1 ─ Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Union National Financial Corporation (“Union National”), its subsidiary Union National Community Bank (the “Bank”), and Bank subsidiary Union National Insurance Agency.   All material intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2009.  The reclassifications had no effect on net income.  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004, are not consolidated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2009 and December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Union National’s Forms 8-K, that were filed during 2009 with the SEC.

Note 2 ─ Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses.  Accordingly, actual results may differ from estimated amounts.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, and the potential impairment of restricted stock.

Note 3 ─ Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised.  Potential common shares that may be issued relate solely to outstanding stock options and are determined using the treasury stock method.  For the three months ended March 31, 2009 and 2008, there were no outstanding stock options which, if exercised, would have a dilutive effect.  All stock options outstanding, 91,958 and 108,731 as of March 31, 2009 and 2008, respectively, had no intrinsic value.  Accordingly, the diluted earnings per share for each period was the same as the basic earnings per share.

The computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, are presented below (amounts, except earnings per share, in thousands):
	Three Months Ended March 31
	2009	2008
Net (Loss) Income:	$(509)	$413
Weighted-average number of common shares outstanding	2,720	2,547
Basic and diluted (losses) earnings per share	$(0.19)	$0.16

Note 4 ─ Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), Union National recognizes compensation expense for future share-based awards based upon an assessment of the fair value on the grant date.  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  Stock compensation expense is recognized on a straight-line basis over the vesting period of the award.

Union National had two stock option plans outstanding as of March 31, 2009: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of March 31, 2009.

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

No share-based awards were granted or vested during the three months ended March 31, 2009 and 2008; accordingly, no compensation expense was recorded for these periods.  Stock option activity for the three months ended March 31, 2009, is summarized below:
	Shares	Weighted- Average Exercise Price
Beginning of Period (Prices range from $11.52 to $22.14)	93,511	$18.82
Granted	–	–
Exercised	–	–
Forfeited	(1,553)	18.26
Expired	–	–
End of Period (Prices range from $11.52 to $22.14)	91,958	$18.82

The following table presents information regarding options outstanding (all fully vested and exercisable) at March 31, 2009:

Number of options	91,958
Weighted-average contractual remaining term	4.5 Years
Weighted-average exercise price	$18.82
Aggregate intrinsic value	$–

Note 5 ─ Commitments, Guarantees and Contingencies

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of March 31, 2009, the Bank had $101,880,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $109,907,000 at December 31, 2008.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $5,558,000 and $5,474,000 of standby letters of credit outstanding as of March 31, 2009 and December 31, 2008, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at March 31, 2009 and December 31, 2008, for Bank guarantees under standby letters of credit issued is not considered to be material.

Subsequent to March 31, 2009, Union National agreed to and received an insurance settlement in the amount of $278,000 against losses from loans which were fraudulently or otherwise improperly made by one former employee.  The settlement provides for substantial reimbursement of a one-time charge of $370,000 which was recorded and previously disclosed in 2008 related to the irregular activity.  Based upon Union National’s investigation of the matter, there does not appear to be any additional losses or the involvement of other employees.  Union National has evaluated the impact of this incident on its current internal controls and procedures and has implemented changes necessary to strengthen control processes and address the issues raised by this isolated event.  The appropriate governmental authorities have been notified and Union National is cooperating fully with respect to authorities’ investigation and the insurer’s recovery and legal restitution from the former employee.  These proceeds were received in May 2009 and, as such, a gain relating to this incident has been recognized in the second quarter of 2009.

Note 6 ─ De-Leveraging and Restructuring Activities

In 2008, the Bank continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down higher interest cost long-term debt.  For the three months ended March 31, 2008, Union National prepaid $10,105,000 of FHLB advances, reducing total long-term debt to $58,711,000.  In conjunction with the prepayments, the Bank incurred $12,000 of prepayment penalties, which were included in other non-interest expense for the first quarter of 2008.  Additionally, the Bank terminated and repaid its remaining short-term borrowing agreements without penalty.

In total, the Bank prepaid $18,482,000 of FHLB advances in 2008, reducing total long-term debt to $50,334,000 at December 31, 2008.  The FHLB advances that were prepaid had a weighted average interest cost of 4.19%.  In conjunction with the prepayments, the Bank incurred $72,000 of prepayment penalties, which were included in other non-interest expense.  Additionally in 2008, the Bank called $16,410,000 of brokered CDs which had a fixed weighted average interest cost of 4.91%.

As of March 31, 2009, the Bank did not prepay any additional FHLB advances.  Subsequently, in April 2009, the Bank prepaid $12,000,000 of FHLB advances which had a fixed weighted average interest cost 5.67%.  In conjunction with the prepayments, the Bank incurred $393,000 of prepayment penalties, which was recognized in April 2009.

In addition to the de-leveraging activities above, during the first quarter of 2008, the Bank made cash payments of $84,000 related to the severance liability that was incurred in 2007 as part of the previously disclosed restructuring charges.  There were no restructuring charges in 2008 or 2009 and the severance liability was paid in full at December 31, 2008.

Note 7 ─ Other-Than-Temporary Impairment of Investment Securities

In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, independent analysts’ opinions about circumstances that could affect the performance of the investment securities, and management’s intention and ability to hold the investment securities to the earlier of recovery of losses or maturity.  The Bank recorded $1,290,000 of other-than-temporary investment impairment charges for the year ended December 31, 2008 and recorded an additional $839,000 of other-than-temporary investment impairment charges for the three months ended March 31, 2009.

As of March 31, 2009, Union National maintains four investment securities with recorded impairments.  The fair value of the four impaired investments was $2,206,000 as compared to an original amortized cost of $5,986,000.  All payments received on impaired investment securities are fully applied to principal.  As discussed more thoroughly in Note 10 to the unaudited consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”(“FSP 157-3”)).  Under FSP 157-3, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of March 31, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

As of March 31, 2009, all four of the impaired investment securities were rated as below “investment-grade”.  One of the impaired securities was a private-issuer mortgage backed security and the other three impaired investment securities are pooled trust- preferred debt securities.

Management determined that further impairments as of March 31, 2009 were not warranted based upon the following considerations:

•	The financial condition and near-term prospects of the issuers reflect only one default, which was fully considered when determining the other-than-temporary impairment charge taken.
•
The other three of the four impaired investment securities were current, as of March 31, 2009, for scheduled investment interest payments since issuance.  The financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential.

•
The securities experienced very limited trading activity during the last 12 months as the securities are in a market sector with a high degree of illiquidity and dislocation; therefore the determined fair value based upon discounted cash flows is reasonable.

•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

Note 8 ─ Private Placement Stock Offering

On May 19, 2008, Union National commenced a private placement stock offering for the sale of up to 526,315 unregistered shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993. There was no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National immediately contributed such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

The shares were being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D.  The shares sold were restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

Although Union National could withdraw or terminate the offering of the shares at any time, its intentions were to offer the shares for an initial period of six months commencing May 19, 2008.  The Board of Directors of Union National subsequently elected to extend the offering period for the shares until February 17, 2009.  The Board of Directors further elected to let the private placement expire on February 17, 2009.

Union National received gross proceeds of $1,635,000 on the private placement stock offering representing 172,132 shares.  Issuance costs of $49,000 were offset against the gross proceeds.

Note 9 ─  Memorandum of Understanding

In 2007, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of the Comptroller of the Currency (“OCC”).  Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank’s loan portfolio management, (4) review and revise the Bank’s funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank’s consumer compliance program, (6) ensure the Bank’s interest rate risk (“IRR”) measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU.  Each provision of the MOU is subject to OCC approval, non-objection and/or review.  Included in the response to the MOU, Union National established target capital rates for the Bank of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets (see related discussion titled Capital Adequacy on page 24).

As of March 31, 2009, management believes that the Bank has made substantial progress in addressing the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU.

Note 10 ─ Fair Value Measurement of Assets and Liabilities

Effective January 1, 2008, Union National adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities, and on January 1, 2009, adopted the provision for non-financial assets and non-financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Level 1	-	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	-	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	-	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Union National’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Securities Available for Sale
Equity securities, comprised mostly of bank stocks, traded on a national securities exchange are reported at fair value using the Level 1 valuation hierarchy because these securities tend to trade frequently, and quoted prices are considered active.  Other equity securities, comprised mostly of bank stocks, traded on the OTC Bulletin Board (“OTCBB”) are reported at fair value using the Level 2 valuation hierarchy because these securities tend to trade infrequently, and quoted prices are not considered active.  Debt securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  As of March 31, 2009, the fair value of securities valued using Level 3 inputs was determined by management by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”).  Prior to September 30, 2008, management used market pricing based upon quoted prices from very limited trading activity of the issuances.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March  31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Available-For-Sale Securities
Inputs:	March 31, 2009	December 31, 2008
Level 1	$64	$74
Level 2	59,624	59,778
Level 3	4,119	4,437
Total Fair Value	$63,807	$64,289

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using significant unobservable (Level 3) inputs (in thousands):
Available-For-Sale Securities
Beginning Balance at January 1, 2009	$4,437
Payments received and applied to principal	(235)
Total realized and unrealized gains
Included in net loss	(839)
Included in other comprehensive income	756
Ending Balance at March 31, 2009	$4,119

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. The valuation allowance on impaired loans was $1,449,000 and $1,499,000 at March 31, 2009 and December 31, 2008, respectively.

Repossessed Assets
Assets included in repossessed assets are reported at fair value on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of similar assets.

Other Real Estate Owned
Assets included in other real estate owned are reported at fair value on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of properties in the proximate vicinity.

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	March 31, 2009
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	–	–	$6,853	$6,853
Repossessed Assets	–	–	675	675
Other Real Estate Owned	–	–	349	349
Total	–	–	$7,877	$7,877

	December 31, 2008
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	–	–	$3,559	$3,559
Repossessed Assets	–	–	479	479
Other Real Estate Owned	–	–	–	–
Total	–	–	$4,038	$4,038

Note 11 – Junior Subordinated Debentures

Union National has three issuances of junior subordinated debentures outstanding as of March 31, 2009 and December 31, 2008.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 4.02% and 6.32% at March 31, 2009 and December 31, 2008, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 3.25% and 4.15% at March 31, 2009 and December 31, 2008, respectively.

All of the junior subordinated debentures are callable at Union National’s option five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II will be callable in October 2009, and the Bank’s subordinated debenture will be callable in July 2011.  These issuances of junior subordinated debentures qualify as a component of capital for regulatory purposes.

Note 12 ─ Comprehensive Income (Loss)

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net (loss) income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net (loss) income, are components of comprehensive income (loss).

The components of comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2009
	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Loss	$(837)	$(328)	$(509)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Arising During the Period	541	184	357
Reclassification Adjustment for Securities Gains included in Net Loss	(411)	(140)	(271)
Reclassification Adjustment for Impairment Charges on Investment Securities	839	285	554
Other Comprehensive Income	969	329	640
Total Comprehensive Income	$132	$1	$131

	Three Months Ended March 31, 2008
	Before Tax Amount	Tax Impact	Net-of-Tax Amount
Net Income	$520	$107	$413
Other Comprehensive Loss:
Unrealized Losses on Available-for-Sale Securities Arising During the Period	(733)	(249)	(484)
Reclassification Adjustment for Securities Gains included in Net Income	(191)	(65)	(126)
Other Comprehensive Loss	(924)	(314)	(610)
Total Comprehensive Loss	$(404)	$(207)	$(197)

Note 13 ─ Recent Accounting Pronouncements

FSP FAS 157-4
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Corporation did not early adopt this FSP and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The Corporation did not early adopt this FSP and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Corporation did not early adopt this FSP and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Forward Looking Statements

This quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends could differ materially from those set forth in such statements due to various factors.  Such factors include the possibility that anticipated cost savings may not be realized, estimated synergies may not occur, increased demand or prices for the Corporation’s financial services and products may not occur, changing economic and competitive conditions, technological developments and other risks and uncertainties.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of their business strategy due to changes in current or future market conditions; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; disruptions making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities or significant deterioration in the securities markets; and deteriorating economic conditions.  When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Stockholders should note that many factors, some of which are discussed elsewhere in this document, the Annual Report on Form 10-K for the year ended December 31, 2008, Union National’s Forms 8-K, and in the documents that are incorporated by reference, could affect the future financial results of Union National, the Bank or the combined Corporation and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

▪	Volatilities in the securities markets and related potential impairments of investment securities;
▪	Deteriorating economic conditions;
▪	Effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans;
▪	Inability of Union National to raise or achieve desired or required levels of capital;
▪	Operating, legal and regulatory risks;
▪	Economic, political and competitive forces;
▪	Rapidly changing technology; and
▪	Our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.  These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements.  Management currently views the determination of the allowance for loan and lease losses and the fair value of investment securities to be critical accounting policies.

Determination of the Allowance for Credit Losses
The provision for credit losses and the level of the allowance for credit losses involve significant estimates by management.  In evaluating the adequacy of the allowance for credit losses, management considers past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. While we use available information to make such evaluations, future adjustments to the allowance for credit losses and the provision for credit losses may be necessary if economic conditions or loan credit quality differ substantially from the factors and assumptions used in making the evaluation.

Fair Value of Investment Securities
All investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity. If management determines that a decline in the value of an investment security is an other-than-temporary impairment, the related loss is recorded in the consolidated income statement. In order to determine whether declines are other than temporary, management regularly reviews investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the market value has been less than cost, independent analysts’ opinions about circumstances that could affect the performance of the investment, and management’s intention and ability to hold the securities to either of a reasonable recovery toward carrying value, or maturity.  After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other-than-temporary.

Financial Condition

Total assets increased by $25,813,000 or 5% to $510,922,000 at March 31, 2009 from $485,109,000 at December 31, 2008.  The increase was primarily the result of strong retail deposit generation, which further strengthened Union National’s liquidity position. The proceeds received from the deposit growth were used to purchase short-term investments.  Total deposits grew by $24,312,000 or 6% to $407,889,000 at March 31, 2009 from $383,577,000 at December 31, 2008.

Investment Securities
Investment securities were $63,807,000 at March 31, 2009 as compared to $64,289,000 at December 31, 2008.  All of Union National’s investment securities were classified as available for sale at March 31, 2009 and December 31, 2008.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  We possess the ability and intent to hold securities with temporary impairment to maturity or recovery; however, we recognize that the investment portfolio serves other primary financial management functions including an ultimate source of liquidity and a tool to manage interest rate risk.  In order to support these functions, we have designated our entire portfolio of investment securities as being available for sale.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for- sale securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

Union National purchases certain types of mortgage-backed and asset-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position.  These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities.  Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments.  Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model (see related discussion titled Market Risk - Interest Rate Risk on page 28).

Subsequent to March 31, 2009, Union National sold $29,015,000 of investment securities and recognized $889,000 in gains, and purchased $27,374,000 of investment securities in April 2009.  We periodically assess the strategy of selling mortgage-backed securities and other available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance our net interest margin.  We regularly evaluate our available for sale portfolio for possible opportunities to increase earnings through potential investment security sales or portfolio repositioning.

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings.  Based on recent national economic trends and other factors, we have increased our monitoring of our non-agency mortgage-backed securities and corporate debt securities and changes in their credit ratings as published by national statistical rating organizations.

During the first quarter of 2009, the Bank had three securities that were downgraded to below investment grade.  As such, the Bank recorded $839,000 of other-than-temporary investment impairment charges related to three pooled trust-preferred debt securities supported primarily by obligations from other banks.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary, requiring the write-down in value.

For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the book value of these investments.

As of March 31, 2009 and December 31, 2008, Union National had a portfolio of investment securities as follows (in thousands):

	March 31, 2009	December 31, 2008
Market Value of Debt Securities	$63,615	$64,083
Market Value of Equity Securities	192	206
Total Market Value of Investment Securities	$63,807	$64,289

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  The market values include net unrealized losses of $36,000 as of March 31, 2009 as compared to net unrealized losses of $21,000 as of December 31, 2008.

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities.  The market value of these debt securities included aggregated pre-tax unrealized gains of $1,062,000 and $77,000 as of March 31, 2009 and December 31, 2008, respectively, which amounted to 1.7% and 0.1% of the amortized cost basis of the debt securities as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, $64,000 or 0.1% of the fair value of total investment securities were measured using Level 1 inputs as defined by SFAS 157, $59,624,000 or 93.4% of the fair value were measured using Level 2 inputs, and $4,119,000 or 6.5% were measured using Level 3 inputs (see definitions and related discussion in Note 10 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $4,119,000 at March 31, 2009 from $4,437,000 at December 31, 2008. Of the decrease in value, $839,000 was related to impairment charges that were included in net income and $235,000 was related to principal and interest payments received, which were fully applied to principal, offset by $756,000 of unrealized gains (with a corresponding after-tax increase to stockholders’ equity of $499,000 recorded as other comprehensive income).

In order to determine whether unrealized losses in the fair value of investment securities are other than temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, independent analysts’ opinions about circumstances that could affect the performance of the investment securities, and management’s intention and ability to hold the investment securities to the earlier of recovery of losses or maturity.  As discussed in Note 7 to the consolidated financial statements, the Bank recorded $839,000 of other-than-temporary investment impairment charges in the first quarter of 2009 and $1,290,000 of other-than-temporary investment impairment charges for the year ended December 31, 2008.

As of March 31, 2009, Union National maintains four investment securities with recorded impairments.  The fair value of the four impaired investments is $2,206,000 as compared to an original amortized cost of $5,986,000 as of March 31, 2009.  All payments received on impaired investment securities are fully applied to principal.  As discussed in Note 10 to the consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”(“FSP 157-3”)).  Under FSP 157-3, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of March 31, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

As of March 31, 2009, all four of the impaired investment securities were rated as below “investment-grade”.  One of the impaired securities was a private-issuer mortgage backed security and the other three impaired investment securities are pooled trust preferred debt securities.

Management determined that further impairments as of March 31, 2009 were not warranted based upon the following considerations:

•	The financial condition and near-term prospects of the issuers reflect only one default, which was fully considered when determining the other-than-temporary impairment charge taken.
•
The other three of the four impaired investment securities were current, as of March 31, 2009, for scheduled investment interest payments since issuance.  The financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology that may have impaired the earnings potential of the investments, or the discontinuance of a segment of the business that may affect the future earnings potential.

•
The securities experienced very limited trading activity during the last 12 months as the securities are in a market sector with a high degree of illiquidity and dislocation; therefore the determined fair value based upon discounted cash flows is reasonable.

•	Management has both the ability and intention to hold the securities until a reasonable recovery towards the carrying value.

Loans and Leases, Credit Quality and Credit Risk
Loans and leases at March 31, 2009 were $356,289,000 as compared to $358,280,000 at December 31, 2008.  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market.  The economy and housing market, and increased unemployment, has affected some of Union National’s borrowers, resulting in increased nonperforming loans and credit losses.

Allowance for Credit Losses.  The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable loan and lease losses.  Management is responsible for the adequacy of the allowance for credit losses, which is formally reviewed by management on a quarterly basis. The allowance is increased by provisions charged against net interest income and reduced by net charge-offs.  Our evaluation of the adequacy of the allowance is based on our past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, various regulatory agencies, as an integral part of their examination process, review our allowance for credit losses.  Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.  We determined that no adjustment to the allowance for credit losses was necessary as a result of the Office of the Comptroller of the Currency’s (“OCC’s”) most recent examination.

The allowance for credit losses is evaluated based on an assessment of the losses inherent in the loan and lease portfolio.  This assessment results in an allowance that consists of specific, general and unallocated components.  The specific component relates to loans and leases that are classified as impaired.  For such loans and leases, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value.  The general component covers all other loans and leases, including criticized loans that are not impaired, and is based on historical loss experience adjusted for qualitative factors.  Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired.  An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The provision for credit losses was $313,000 for the first quarter of 2009 as compared to $140,000 for the same period in 2008.  Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance as compared to the balance of outstanding loans and leases.  The ratio of the allowance for credit losses to gross loans and leases was 1.21% at March 31, 2009, as compared to 1.22% at December 31, 2008.  Management believes, based on information currently available, that the allowance for credit losses as of March 31, 2009 of $4,319,000 is adequate to meet potential credit losses.

The following table summarizes the changes in the allowance for credit losses as of the three months ended March 31, 2009 and 2008 (dollars in thousands):
	Three Months Ended March 31,
	2009	2008
Allowance for Credit Losses, Beginning of Period	$4,358	$3,675

Charge-Offs	(363)	(81)
Recoveries	11	8
Net Charge-Offs	(352)	(73)

Addition to Provision for Credit Losses	313	140
Allowance for Credit Losses, End of Period	$4,319	$3,742

Loans and Leases – Average	$356,118	$365,637

Gross Loans and Leases – Actual	$356,289	$366,852

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.41%	0.09%

Ratio of Allowance for Credit Losses to Gross Loans and Leases	1.21%	1.02%

Impaired Loans.  Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on our loan and lease portfolio to affect future results of operations, liquidity or capital resources.  However, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources.  Management continues to closely monitor economic and business conditions and the impact on borrowers’ financial strength.  For certain loans and leases, we have determined that it is probable that all principal and interest payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by current accounting principles generally accepted in the United States of America (“GAAP”).

The balance of loans and leases that were considered to be impaired under GAAP was $9,876,000 and $9,360,000, which consisted of sixteen loan and lease relationships to unrelated borrowers, at March 31, 2009 and December 31, 2008.  At March 31, 2009, four of the impaired loans represented 73% of the total impaired loans and leases of $9,876,000.  The increase in impaired loans and leases reflected management’s continued emphasis on diligently monitoring and evaluating the existing portfolio, and identifying credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $8,302,000 and $5,058,000 of impaired loans and leases, which consisted of eight loan relationships to unrelated borrowers, with a related allowance for credit losses of $1,449,000 and $1,499,000 at March 31, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases has a related allowance due to the probability of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential losses.

Impaired Loans Without a Related Allowance.  Union National had $1,574,000 and $4,302,000 of impaired loans and leases, which consisted of eight loan relationships to unrelated borrowers, without a related allowance for credit losses at March 31, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  Additionally, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under our current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired amounted to $22,197,000 and $7,826,000 at March 31, 2009 and December 31, 2008, respectively.  We consider both impaired and these substandard loans to be potential problem loans, and believe that the current economic conditions may result in additional loans being classified or nonperforming throughout 2009.

Non-Performing Assets.  Nonperforming loans and leases increased to 1.52% of total loans and leases at March 31, 2009, as compared to 1.38% at December 31, 2008.  Historically, the percentage of nonperforming loans to net loans for the five-year period ending December 31, 2008, was an average of 0.9%.  Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due. Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full.

The following table is a summary of our nonperforming assets as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Nonaccruing Loans	$4,758	$3,271
Accruing Loans – 90 days or more past due	673	1,685
Total Nonperforming Loans and Leases	5,431	4,956
Repossessed Assets	1,024	479
Total Nonperforming Assets	$6,455	$5,435

Gross Loans and Leases	$356,289	$358,280

Allowance for Credit Losses	$4,319	$4,358

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.5%	1.4%

Nonperforming Assets as a % of Total Assets	1.3%	1.1%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	80%	88%

Repossessed assets consist of (a) foreclosed real estate which includes collateral assets acquired through foreclosure and loans identified as in-substance foreclosures, (b) vehicles and other equipment acquired from lessees who defaulted on their contractual lease obligation, and (c) mobile homes where the Bank does not own the real estate.

A loan is classified as an in-substance foreclosure when Union National has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.  Foreclosed real estate is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets as part of other expenses.

Union National had repossessed assets of $1,024,000 and $479,000 at March 31, 2009 and December 31, 2008, respectively.  Included in repossessed assets at March 31, 2009, was $349,000 of foreclosed real estate. Union National did not have any foreclosed real estate at December 31, 2008.

Stockholders’ Equity
Stockholders’ equity increased to $30,929,000 at March 31, 2009 compared to $30,794,000 at December 31, 2008.  The increase  in stockholders’ equity was primarily the result of other comprehensive income during the period offset by decreases to retained earnings resulting from the first quarter net loss.  Union National’s common equity position at March 31, 2009 exceeds the current regulatory required minimums as disclosed on page 25.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview
Union National Financial Corporation reported a net loss of ($509,000) for the first quarter of 2009 as compared to net income of $413,000 for the same period in 2008.  Basic and diluted losses per share for the first quarter of 2009 were ($0.19), as compared to basic and diluted earnings per share of $0.16 for the same period in 2008.  Union National’s first quarter 2009 operating results were adversely impacted by net interest margin compression and additional charges related to other-than-temporary impairments in the values of certain available-for-sale investment securities.  The discussion that follows further explains the changes in the components of the operating results when comparing the three months ended March 31, 2009 to the same period in 2008.

Net Interest Income
Net interest income, our primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the discussion and analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.

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

Net interest income as adjusted for tax-exempt financial instruments was $2,933,000 for the three months ended March 31, 2009, as compared to $3,496,000 for the three months ended March 31, 2008.  The reduction in net interest income was the result of net interest margin compression from significant interest rate reductions in 2008.  Union National’s interest rates on loans re-priced lower and more quickly than retail interest-bearing deposits, while the Corporation’s debt was at a fixed rate of interest, resulting in a lower net interest margin for the first quarter of 2009 versus 2008.  The taxable-equivalent net interest margin for the first quarter of 2009 was 2.58% as compared to 3.06% for the same period in 2008.  The yield on interest-earning assets decreased by 110 basis points to 5.38% for the first quarter of 2009, as compared to 6.48% for first quarter of 2008.  The interest rate paid on average interest-bearing liabilities decreased by 71 basis points to 3.07% for the first quarter of 2009, as compared to 3.78% for the first quarter of 2008.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $990,000 to $5,432,000 for the three months ended March 31, 2009, as compared to $6,422,000 for the same period in 2008.  The decrease in interest and fees on loans and leases resulted from a decrease in the average yield of 84 basis points due to interest rate cuts during 2008, and a decrease of $9,519,000 in the average balance of the loan and lease portfolio.  The yield on loans and leases for the first quarter of 2009 was 6.19% as compared to 7.03% for the same period in 2008.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $160,000 to $629,000 for the three months ended March 31, 2009, as compared to $789,000 for the same period in 2008.  A decrease in the average yield of 85 basis points due to both market rate reductions and generally lower risk investments, coupled with a $586,000 decrease in the average balance of investment securities, resulted in less interest earned on investment securities in comparison to the same period in 2008.  The yield on investment securities for the first quarter of 2009 was 3.78% as compared to 4.63% for the same period in 2008.

Interest expense on deposits decreased by $494,000 to $2,302,000 for the three months ended March 31, 2009, as compared to $2,796,000 for the same period in 2008.  A decrease in average rate of 74 basis points due to interest rate cuts in the past year more than offset additional interest expense from a $21,452,000 increase in the average balance of deposits. Union National’s average rate on interest-bearing deposits was 2.65% for the three months ended March 31, 2009 as compared to 3.39% for the same period in 2008.

Interest expense on long-term debt was $645,000 for the three months ended March 31, 2009, as compared to $746,000 for the same period in 2008.  In 2008, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down $18,482,000 of higher interest cost long-term debt.  This resulted in a $9,488,000 decrease in the average balance of long-term debt for the first quarter of 2009 versus the same period in 2008.  The average rate on long-term debt was 5.19% for the three months ended March 31, 2009 as compared to 5.00% for the same period in 2008.

Provision for Credit Losses
The provision for credit losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases.  The provision is based on our analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $313,000 for the three months ended March 31, 2009, as compared to $140,000 for the same period in 2008.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases (See additional discussion on Loans and Leases, Credit Quality and Credit Risk in the Financial Condition section of this Management Discussion and Analysis).

Non-Interest Income
For the three months ended March 31, 2009, non-interest income decreased by $793,000 or 56% as compared to the same period in 2008.  The decrease was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Three Months Ended March 31,
2009 vs. 2008
Non-Interest Income
Income from Fiduciary Activities	$(34)
Service Charges on Deposit Accounts	20
Other Service Charges, Commissions, and Fees	8
Alternative Investment Sales Commissions	(88)
Net Investment Securities Gains	220
Impairment Charge on Investment Securities	(839)
Mortgage Banking/Brokerage Activities	14
Earnings from Bank-Owned Life Insurance	1
Other Income	(95)
Total Decrease in Non-Interest Income	$(793)

Much of the decrease in non interest income was due to $839,000 in other-than-temporary investment impairment charges related to three pooled trust preferred debt securities that were downgraded to below investment grade during the first quarter of 2009.  There were no impairment charges on investment securities in the first quarter of 2008.

Union National realized net gains on the sale of investment securities of $411,000 for the first quarter of 2009 as compared to $191,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while provising realized gains to partially offset the impact of investment impairment charges.

The decrease in other income was related to the termination of a cash bailment agreement on a network of ATM machines.  This agreement was terminated during the first quarter of 2008 and previously provided transaction fee income.  Accordingly, operating results for the three months ended March 31, 2009 does not reflect any income generated from this agreement, whereas, the operating results for first quarter of 2008 included $96,000 of income.

The decrease in alternative investment sales commissions was primarily the result of a turbulent investment market and a weak economy, which has impacted growth and sales opportunities for Union National.

Non-Interest Expense
For the first quarter of 2009, non-interest expense decreased by $172,000 or 4% as compared to the same period in 2008.  Increases (decreases) in the components of non-interest expense when comparing the three month periods ended March 31, 2009 and 2008 are as follows (in thousands):

Three Months Ended March 31,
2009 vs. 2008
Non-Interest Expense
Salaries, Wages and Employee Benefits	$27
Net Occupancy	(74)
Furniture and Equipment	(1)
Professional Fees and Regulatory Assessments	(51)
Data and ATM Processing	(31)
Pennsylvania Shares Tax	(11)
Advertising and Marketing	20
Supplies and Postage	(64)
FDIC Insurance	44
Other Expense	(31)
Total Decrease in Non-Interest Expense	$(172)

Union National has focused on lowering core operating costs and creating efficiencies in a difficult market when income growth is challenging.  We continue to explore cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the three months ended March 31, 2009 to the same period in 2008.

Net occupancy expense decreased by $74,000, of which, $56,000 of the decrease was the result of subleasing a portion of Union National’s corporate office facility.  The operating results for the first quarter of 2009 reflected the full impact of $77,000 of sub-lease income, whereas the first quarter of 2008 reflected only a partial impact of $21,000 of sub-lease income.

Most of the decrease in supplies and postage expense was primarily due to a physical inventory adjustment made in supplies during the first quarter of 2008.  The expense was recognized during the first quarter of 2008.  There were no significant adjustments made to inventory for the first quarter of 2009.

Most of the decrease in professional fees and regulatory assessments was primarily due to the operating results for 2008 including consulting fees paid to a third party.  Subsequent to the first quarter of 2008, the third party was hired by Union National, and the corresponding expense was included in salaries, wages and employee benefits for the first quarter of 2009.

The comparative increase in FDIC insurance premiums was primarily due to a reduction of FDIC expenses for the first quarter of 2008 resulting from the Bank’s use of remaining assessment credits.  The Federal Deposit Insurance Reform Act of 2005 (“the Act”) allowed eligible insured depository institutions to share in a one-time assessment credit, $52,000 of this credit was used in the first quarter of 2008.  There were no credits used in 2009.  Due to recent changes and assessments by the FDIC, Union National expects FDIC insurance assessments to be $592,000 for the second quarter of 2009 and $1,607,000 for the entire year, representing a 434% increase over the second quarter of 2008 and 298% increase over the entire year of 2008.  The increase in FDIC insurance premiums is the direct result of increased assessment rates, as determined by the FDIC.  However, this is subject to change by the FDIC and may change during the year (see related discussion titled Federal Deposit Insurance Corporation (“FDIC”) Activity on page 27.

Income Taxes
For the three months ended March 31, 2009, Union National recorded an income tax benefit of $328,000, which primarily resulted from a pre-tax loss, as compared to recording an income tax expense of $107,000 for the same period in 2008.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.   We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital or to merge with larger or stronger institutions.

Reflecting concern about the volatility in the financial markets generally and concerns about counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and stability in the financial markets have been significantly adversely affected as a result. In recent months, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

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

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan (“CPP”) under which the Treasury Department may invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Under the CPP, qualifying financial institutions may apply to the Treasury for capital funding, in the form of senior preferred stock issued to the Treasury, with a value equal to not less that 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum.  The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred.  After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods.  The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA.  Senior executives must also waive any claims against the Department of Treasury.  In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment.  The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal  to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital.  The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants.  The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights.  The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital.  If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment.  The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum deduction of 45%.  In connection with the program, Union National chose not to participate in the TARP CCP and did not file an application.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

Union National’s management and Board of Directors evaluated the considerations regarding participation in the CPP and opted not to apply for CPP funding.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability in the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an increasingly negative impact on Union National and its business.

Outlook for 2009

We expect 2009 to reflect more of the same issues as we experienced through much of 2008, with the distinct possibility of an increasingly weak economy, further turbulence in investment markets, and unfavorable interest income growth prospects.  We continue to take the necessary, conservative measures to ensure Union National maintains its safe and sound position, including strengthening our liquidity and capital positions, managing increasing risks, and operating prudently.  We have continued to lower our core operating costs, allowing us to be more efficient in a difficult market when income growth is challenging, and continue to explore revenue generation, cost cutting initiatives, and capital enhancement methods and alternatives.

Though the significant interest rate cuts through 2008 lowered our interest income and yields on loans, we generated savings in our funding costs by growing our lower-cost retail deposit base and paying down higher-cost borrowings.  We believed it prudent for Union National to fully maintain its strong, well-capitalized position in these uncertain economic times, so we made the difficult decision to not pay dividends to shareholders throughout 2008, and did not declare a dividend to be paid in the first quarter of 2009.

The weak economy and housing market, and increased unemployment both nationally and locally, will likely create cash flow difficulties and collateral de-valuation for some of Union National’s borrowers, resulting in increased nonperforming loans and possible increased loan and lease losses.  We continue to closely monitor our portfolio, and the underlying borrower financial performance and collateral values.

As we continue in this difficult economy when growth is challenging and must be managed conservatively, Union National remains committed to maintaining the safety, soundness, and strength of our institution for our customers, while improving earnings and enhancing our Corporation’s value for our shareholders.

Capital Adequacy

Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.

As of March 31, 2009 and December 31, 2008, Union National and the Bank exceeded the current regulatory requirements to be considered a “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6% and total risk-based capital exceeding 10%.

Union National and the Bank’s regulatory capital levels as of March 31, 2009, and December 31, 2008 are as follows (dollars in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Union National Financial Corporation
March 31, 2009:
Tier 1 (leverage) capital	$40,298	8.07%	$19,963	4.00%	N/A	N/A
Tier 1 risk-based capital	40,298	9.97	16,175	4.00	N/A	N/A
Total risk-based capital	51,541	12.75	32,351	8.00	N/A	N/A
December 31, 2008:
Tier 1 (leverage) capital	$40,982	8.44%	$19,414	4.00%	N/A	N/A
Tier 1 risk-based capital	40,982	10.03	16,340	4.00	N/A	N/A
Total risk-based capital	52,092	12.75	32,680	8.00	N/A	N/A

Union National Community Bank
March 31, 2009:
Tier 1 (leverage) capital	$40,025	8.05%	$19,884	4.00%	$24,855	5.00%
Tier 1 risk-based capital	40,025	9.93	16,126	4.00	24,189	6.00
Total risk-based capital	50,344	12.49	32,252	8.00	40,315	10.00
December 31, 2008:
Tier 1 (leverage) capital	$40,601	8.41%	$19,306	4.00%	$24,133	5.00%
Tier 1 risk-based capital	40,601	9.97	16,292	4.00	24,438	6.00
Total risk-based capital	50,959	12.51	32,584	8.00	40,731	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At March 31, 2009, this limitation amounted to approximately $5,034,000. These regulations also require that any such investment, loan, extension of credit or advance be  secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National is $10,076,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National.  The balance of the trust capital securities, $924,000, is included in Tier II regulatory capital of Union National Financial Corporation above.  Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital alternatives as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB and the Federal Reserve Bank.

We believe that our core deposits are fairly stable even in periods of changing interest rates like we are currently experiencing.  Liquidity and funds management is governed by policies and measured on a monthly basis.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $101,880,000 at March 31, 2009 as compared to $109,907,000 at December 31, 2008. Total standby letters of credit amounted to $5,558,000 at March 31, 2009 as compared to $5,474,000 at December 31, 2008.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  There has been no material change in contracts for services since this contract was renegotiated in January 2007 through March 31, 2009.

Regulatory Matters

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business (See the related discussion of the Emergency Economic Stabilization Act of 2008 in the preceding Recent Developments section).  Also, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National’s ability to realize the value of deferred tax assets.  Further, the business of Union National is affected by the state of the financial services industry in general.

Memorandum of Understanding (“MOU”).  On June 20, 2007, the Bank entered into an MOU with the OCC.  Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank’s loan portfolio management, (4) review and revise the Bank’s funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk-based audit program to determine weaknesses or deficiencies in the Bank’s consumer compliance program, (6) ensure the Bank’s interest rate risk ("IRR") measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU.  Each provision of the MOU is subject to OCC approval, non-objection and/or review.

Management believes we have made substantial progress in addressing the terms of the MOU and has sent to the OCC the documentation and progress reports as required under the MOU to be submitted through the first quarter of 2009.  We believe that the MOU will have no material impact on our operating results or financial condition, except for related increases to our FDIC base insurance premiums, currently estimated to be $231,000 in 2009, and that the MOU will not constrain our businesses.  We are committed to addressing and resolving the issues identified in the MOU.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act, enacted in July 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  Many of the provisions of this act had already been implemented by Union National, and Union National has complied with the provisions of Section 404 of the Sarbanes-Oxley Act as required during 2008, including providing a report on our internal control over financial reporting as of December 31, 2008.  To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process.  In 2009, we expect to incur additional external audit costs associated with complying with the provisions of Sarbanes-Oxley requiring a report by the independent external auditors on the effectiveness of internal control over financial reporting.  We expect the additional costs associated with this requirement to be $30,000 pretax for the year-ended December 31, 2009.

Federal Deposit Insurance Corporation (“FDIC”) Activity.  The Federal Deposit Insurance Reform Act of 2005 (“the Act”) amended regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to set assessment rates effective January 1, 2007.  Also, eligible insured depository institutions shared in a one-time assessment credit, which was approximately $228,000 for the Bank.  The Bank used $150,000 of this credit for the year ended December 31, 2007, and the remaining $78,000 for the year ended December 31, 2008 ($52,000 during the first quarter of 2008).

On February 27, 2009, The Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). The FDIC Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.   Under the restoration plan approved in October 2008, the FDIC Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 restoration plan amendment action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.  The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. For Union National, based upon our deposit levels at March 31, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment, if imposed, would be approximately $816,000.  The interim rule would also permit the FDIC Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  If this emergency special assessment is imposed, it would add an additional $408,000 to Union National’s 2009 FDIC insurance expense (based upon deposit levels as of March 31, 2009).

Community Reinvestment Act.  The last Community Reinvestment Act performance evaluation by the OCC resulted in a “satisfactory” rating of the Bank’s record of meeting the credit needs of its entire community.

Pennsylvania Business Corporation Law.  Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the “BCL”).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  Generally, the National Bank Act would permit the Bank to declare dividends in 2009 of approximately $556,000, plus an amount equal to the net profits of the Bank in 2009, up to the date of any such dividend declaration.  Through March 31, 2009, the Bank paid $188,000 of dividends to Union National in compliance with the regulatory restrictions, which was used to pay holding company interest expense and operational costs.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease approximately 8.0% as compared to the constant rate scenario.  In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase approximately 7.4%.  These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2009 by the following:

•
Managing and reducing the interest cost of the Bank’s core retail deposit base including deposits obtained in our commercial cash management programs, premium money market accounts, and retail time deposits.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2009, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

There were no changes since December 31, 2008 in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

Item 4T.  Controls and Procedures

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National.  There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank.  Other than the Memorandum of Understanding with the OCC and the effects thereof, as discussed earlier on pages 8 and 26 of this report, no material proceedings are pending or are known to be threatened or contemplated against Union National and the Bank by government authorities.

Item 1A.  Risk Factors

During the first quarter of 2009, and through the date of this report other than those noted below, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Possible Changes to Capital Requirements and Potential Difficulties Raising Capital.

Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital alternatives as the regulatory capital environment changes, and if regulatory capital requirements are changed.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

On May 19, 2008, Union National commenced a private placement stock offering for the sale of up to 526,315 unregistered shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993. There was no minimum offering amount. Upon receipt of proceeds from the sale of the shares, Union National immediately contributed such amounts to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.

The shares were being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D.  The shares sold were restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

Although Union National could withdraw or terminate the offering of the shares at any time, its intentions were to offer the shares for an initial period of six months commencing May 19, 2008.  The Board of Directors of Union National subsequently elected to extend the offering period for the shares until February 17, 2009.  The Board of Directors further elected to let the private placement expire on February 17, 2009.

Union National received gross proceeds of $1,635,000 on the private placement stock offering representing 172,132 shares.  Issuance costs of $49,000 were offset against the gross proceeds.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

10.7
Employment agreement between Michael A. Frey, Executive Vice President and Chief Operating Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s Current Report of Form 8-K, filed with the Commission on June 23, 2005.)

10.8
Amended and Restated Employment Agreement and Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.9
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

10.13
Employment Agreement, dated March 8, 2007, between Stephen D. Staman, Executive Vice President and Chief Revenue Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 10.16 to Union National Financial Corporation’s 2007 Annual Report on Form 10-K, filed with the Commission on April 1, 2008.)

10.14
Change of Control Agreement, dated September 4, 2007, between Michael D. Peduzzi, Executive Vice President, Chief Financial Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on September 6, 2007.)

10.15
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer and Bradley A. Willow, filed August 13, 2008, as Item 10.18 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.16
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn, Steve D. Garber and Kevin Hersh, filed August 13, 2008, as Item 10.19 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.17
Stock Bonus Plan and the 2009 Stock Purchase Plan, dated November 26, 2008 and incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on December 3, 2008.

14
Union National Financial Corporation Directors and Senior Management Code of Ethics. (Incorporated by reference to Exhibit 14 to Union National Financial Corporation’s 2008 Annual Report on Form 10-K, filed with the Commission on March 30, 2009.)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Financial Corporation
(Registrant)

Date: May 15, 2009	By	/s/ Mark D. Gainer
Mark D. Gainer Chairman, CEO and President (Principal Executive Officer)

Date: May 15, 2009	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)