Form 10-Q
period 2009-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2009-08-14
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

 2,738,390 shares of $.25 (par) common stock were outstanding as of August 13, 2009.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of June 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations
	For the Three and Six Months Ended June 30, 2009 and 2008	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Six Months Ended June 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5 - 18

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19 - 37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

Item 4T.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Signatures		46

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I ─ FINANCIAL INFORMATION

Item 1.  Financial Statements

Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited; Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Cash and Due from Banks	$11,508	$17,621
Federal Funds Sold	3,000	14,150
Interest-Bearing Demand Deposits in Other Banks	28,562	66
Total Cash and Cash Equivalents	43,070	31,837
Interest-Bearing Time Deposits in Other Banks	12,448	1,775
Investment Securities Available for Sale	79,171	64,289
Loans and Leases, Net of Unearned Income	349,958	358,280
Less: Allowance for Credit Losses	(4,364)	(4,358)
Net Loans and Leases	345,594	353,922
Premises and Equipment, Net	11,876	12,088
Restricted Investment in Bank Stocks	3,705	3,703
Bank-Owned Life Insurance	11,323	11,108
Other Assets	8,550	6,387

Total Assets	$515,737	$485,109

Liabilities
Deposits:
Non-Interest Bearing	$48,671	$46,875
Interest-Bearing	376,997	336,702
Total Deposits	425,668	383,577
Long-Term Debt	38,334	50,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,792	3,063

Total Liabilities	485,135	454,315

Stockholders’ Equity
Preferred Stock, par value $0.25 per share Shares authorized - 10,000,000; Issued – 0 at June 30, 2009 and December 31, 2008	─	─
Common Stock, par value $0.25 per share Shares authorized - 20,000,000; Issued – 3,152,845 and 3,138,265 at June 30, 2009 and December 31, 2008, respectively; Outstanding - 2,734,656 and 2,720,076 at June 30, 2009 and December 31, 2008, respectively	788	785
Surplus	14,912	14,868
Retained Earnings	23,232	23,434
Accumulated Other Comprehensive (Loss) Income	(1)	36
Treasury Stock - 418,189 shares, at cost	(8,329)	(8,329)

Total Stockholders’ Equity	30,602	30,794

Total Liabilities and Stockholders’ Equity	$515,737	$485,109

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest Income
Interest and Fees on Loans and Leases	$5,496	$6,146	$10,881	$12,507
Investment Securities:
Taxable Interest	372	784	967	1,572
Tax-Exempt Interest	67	─	89	─
Dividends	9	25	22	68
Other	53	77	87	222
Total Interest Income	5,997	7,032	12,046	14,369

Interest Expense
Deposits	2,216	2,358	4,518	5,154
Short-Term Borrowings	─	4	─	65
Long-Term Debt	516	713	1,161	1,459
Junior Subordinated Debentures	213	266	444	566
Total Interest Expense	2,945	3,341	6,123	7,244
Net Interest Income	3,052	3,691	5,923	7,125

Provision for Credit Losses	611	139	924	279
Net Interest Income after Provision for Credit Losses	2,441	3,552	4,999	6,846

Non-Interest Income
Income from Fiduciary Activities	47	78	93	158
Service Charges on Deposit Accounts	540	493	1,013	946
Other Service Charges, Commissions, Fees	297	275	564	534
Alternative Investment Sales Commissions	193	209	303	407
Mortgage Banking/Brokerage Activities	40	22	68	36
Earnings from Bank-Owned Life Insurance	107	111	215	218
Other Income	293	36	308	146

Net Gain on Sale of Investment Securities	983	10	1,394	201
Less: Impairment Charges on Investment Securities	(462)	─	(1,301)	─
Net Investment Securities Gains	521	10	93	201
Total Non-Interest Income	2,038	1,234	2,657	2,646

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,671	1,889	3,617	3,808
Net Occupancy	421	406	899	958
Furniture and Equipment	240	229	486	476
Professional Fees and Regulatory Assessments	244	260	501	568
Data and ATM Processing	426	385	830	820
Pennsylvania Shares Tax	89	75	178	175
Advertising and Marketing	50	140	117	187
Supplies and Postage	74	83	148	220
FDIC Insurance	540	111	660	186
Other Expense	725	852	1,058	1,218
Total Non-Interest Expense	4,480	4,430	8,494	8,616
(Loss) Income Before (Benefit from) Provision for Income Taxes	(1)	356	(838)	876

(Benefit from) Provision for Income Taxes	(106)	52	(434)	159
Net Income (Loss)	$105	$304	$(404)	$717

Earnings (Loss) Per Share
Basic	$0.04	$0.12	$(0.15)	$0.28
Diluted	0.04	0.12	(0.15)	0.28
Cash Dividends Paid Per Share	─	─	─	─

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; Dollars in thousands, except share data)

	Six Months Ended June 30, 2009
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2008	2,720,076	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Loss:
Net Loss	─	─	─	(404)	─	─	(404)
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	─	─	─	─	165	─	165
Total Comprehensive Loss							(239)
Issuance of Common Stock under:
Dividend Reinvestment and Stock Purchase Plan	14,580	3	44	─	─	─	47
Cumulative Effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $104 tax effect)	─	─	─	202	(202)	─	─

Balance at June 30, 2009	2,734,656	$788	$14,912	$23,232	$(1)	$(8,329)	$30,602

	Six Months Ended June 30, 2008
	Shares of Common Stock Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	2,546,549	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Loss:
Net Income	─	─	─	717	─	─	717
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	─	─	─	─	(1,094)	─	(1,094)
Total Comprehensive Loss							(377)
Issuance of Common Stock under:
Private Placement Stock Offering, net of costs	163,690	41	1,469	─	─	─	1,510
Dividend Reinvestment and Stock Purchase Plan	745	─	8	─	─	─	8
Employee Plans	693	─	5	─	─	─	5
Implementation of EITF 06-04	─	─	─	(73)	─	─	(73)

Balance at June 30, 2008	2,711,677	$782	$14,795	$23,707	$(1,082)	$(8,329)	$29,873

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(404)		$717
Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Depreciation and Amortization	608		635
Provision for Credit Losses	924		279
Net Amortization (Accretion) of Investment Securities Premiums (Discounts)	181		(89)
Net Investment Securities Gains	(93)		(201)
Earnings from Bank-Owned Life Insurance	(215)		(218)
(Increase) Decrease in Accrued Interest Receivable	(211)		417
Increase in Other Assets	(1,751)		(1,833)
Increase (Decrease) in Other Liabilities	729		(652)
Cash Payments Related to Restructuring Charge	─		(149)
Net Cash Used In Operating Activities	(232)		(1,094)

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	71,195		24,479
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	14,664		29,772
Purchases of Available-for-Sale Securities	(100,581)		(51,528)
Net Purchases of Time Deposits in Other Banks	(10,673)		(1,874)
Net (Increase) Decrease of Restricted Investments in Bank Stocks	(2)		131
Net Decrease (Increase) in Loans and Leases	7,055		(11,060)
Purchases of Premises, Equipment and Software	(331)		(3,952)
Net Cash Used In Investing Activities	(18,673)		(14,032)

Cash Flows from Financing Activities
Net Increase (Decrease) in Demand Deposits and Savings Accounts	28,310		(614)
Net Increase (Decrease) in Time Deposits	13,781		(3,192)
Issuance of Common Stock	47		1,523
Payments on Long-Term Debt	(12,000)		(17,482)
Net Increase in Short-Term Borrowings	─		12,454
Net Cash Provided by (Used in) Financing Activities	30,138		(7,311)

Net Increase (Decrease) in Cash and Cash Equivalents	11,233		(22,437)
Cash and Cash Equivalents at Beginning of Period	31,837		37,882
Cash and Cash Equivalents at End of Period	$43,070		$15,445

Supplemental Disclosures of Cash Flow Activities
Interest Paid	$6,281		$7,953
Income Tax Paid	750		─

Supplemental Disclosures of Non-cash Flow Activities
Transfers to Other Real Estate Owned	$349	$	─

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Notes to Unaudited Consolidated Financial Statements

 Note 1 ─ Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Union National Financial Corporation (“Union National”), its subsidiary Union National Community Bank (the “Bank”), and Bank subsidiary Union National Insurance Agency.   All material intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2009.  The reclassifications had no effect on net income.  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established during 2003 and 2004 for the purpose of issuing $11,000,000 of trust capital securities, are not consolidated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of June 30, 2009 and December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the periods ended June 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Union National’s Forms 10-Q and 8-K, that were filed during 2009 with the SEC.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through August 14, 2009, the date these consolidated financial statements were issued.

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

Note 3 ─ Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised.  Potential common shares that may be issued relate solely to outstanding stock options and are determined using the treasury stock method.  For the three and six months ended June 30, 2009 and 2008, there were no outstanding stock options which, if exercised, would have a dilutive effect.  All stock options outstanding, 91,958 and 108,679 as of June 30, 2009 and 2008, respectively, had no intrinsic value.  Accordingly, the diluted earnings per share for each period was the same as the basic earnings per share.

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 and 2008, are presented below (amounts, except earnings per share, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (Loss)	$105	$304	$(404)	$717
Weighted-average number of common shares outstanding	2,721	2,585	2,721	2,566
Basic and diluted earnings (loss) per share	$0.04	$0.12	$(0.15)	$0.28

Note 4 ─ Investment Securities Available For Sale

The amortized cost and fair value of investment securities are presented in the table below (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of the related tax expense (benefit).

	At June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$44,623	$46	$(18)	$44,651
Mortgage-Backed Securities	21,880	74	(52)	21,902
Municipal Securities	7,022	22	(98)	6,946
U.S. Treasury Securities	4,986	─	(4)	4,982
Corporate Securities	579	26	─	605
Equity Securities	83	12	(10)	85
Total Investment Securities	$79,173	$180	$(182)	$79,171

	At December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$59,146	$661	$(338)	$59,469
Obligations of U.S. Government Agencies	3,379	17	─	3,396
Corporate Securities	1,481	6	(269)	1,218
Equity Securities	227	42	(63)	206
Total Investment Securities	$64,233	$726	$(670)	$64,289

The amortized cost and fair value of investment securities at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$9,079	$9,087	$1,514	$1,528
Due After One Year Through Five Years	37,438	37,454	1,865	1,868
Due After Five Years Through Ten Years	563	556		
Due After Ten Years	10,130	10,087	1,481	1,218
	57,210	57,184	4,860	4,614

Mortgage-Backed Securities	21,880	21,902	59,146	59,469
Equity Securities	83	85	227	206
Total Investment Securities	$79,173	$79,171	$64,233	$64,289

The following tables show gross unrealized losses and fair value of the Corporation’s investment securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands) at June 30, 2009 and December 31, 2008:

	At June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies	$14,100	$(18)	$ 	$ 	$14,100	$(18)
Mortgage-Backed Securities	11,686	(52)			11,686	(52)
Municipal Securities	4,997	(98)			4,997	(98)
U.S. Treasury Securities	4,982	(4)			4,982	(4)
Equity Securities	2		17	(10)	19	(10)
Total Temporarily Impaired Securities	$35,767	$(172)	$17	$(10)	$35,784	$(182)

	At December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities	$15,954	$(102)	$1,936	$(236)	$17,890	$(338)
Corporate Securities	476	(269)	─	─	476	(269)
Equity Securities	69	(42)	26	(21)	95	(63)
Total Temporarily Impaired Securities	$16,499	$(413)	$1,962	$(257)	$18,461	$(670)

For the three months ended June 30, 2009 and 2008, Union National received gross proceeds of $48,043,000 and $6,504,000, respectively, on the sale of investment securities.  The following tables present information related to the Corporation’s gains and losses on the sales of investment securities, and losses recognized for the other-than-temporary impairment of investment securities for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Gross Realized Gains	Gross Realized Losses		Other-than- temporary Impairment Losses		Net Gains (Losses)
Obligations of U.S. Government Agencies	$10	$	─	$	─	$10
Mortgage-Backed Securities	1,023		(11)		(462)	550
Equity Securities	─		(39)		─	(39)
Total	$1,033		$(50)		$(462)	$521

	Three Months Ended June 30, 2008
	Gross Realized Gains	Gross Realized Losses		Other-than- temporary Impairment Losses		Net Gains (Losses)
Obligations of U.S. Government Agencies	$9	$	─	$	─	$9
Mortgage-Backed Securities	9		─		─	9
Corporate Securities	─		(62)		─	(62)
Equity Securities	54		─		─	54
Total	$72		$(62)	$	─	$10

For the six months ended June 30, 2009 and 2008, Union National received gross proceeds of $71,195,000 and $24,479,000, respectively, on the sale of investment securities.  The following tables present information related to the Corporation’s gains and losses on the sales of investment securities, and losses recognized for the other-than-temporary impairment of investment securities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009
	Gross Realized Gains	Gross Realized Losses		Other-than- temporary Impairment Losses		Net Gains (Losses)
Obligations of U.S. Government Agencies	$10	$	─	$	─	$10
Mortgage-Backed Securities	1,466		(43)		(452)	971
Corporate Securities	─		─		(849)	(849)
Equity Securities	─		(39)		─	(39)
Total	$1,476		$(82)		$(1,301)	$93

	Six Months Ended June 30, 2008
	Gross Realized Gains	Gross Realized Losses		Other-than- temporary Impairment Losses		Net Gains (Losses)
Obligations of U.S. Government Agencies	$108	$	─	$	─	$108
Mortgage-Backed Securities	92		─		─	92
Corporate Securities	9		(62)		─	(53)
Equity Securities	54		─		─	54
Total	$263		$(62)	$	─	$201

Other-Than-Temporary Impairment (OTTI) of Investment Securities
In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary (OTTI), management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Effective April 1, 2009, Union National adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which requires that the credit-related portion of OTTI on debt securities be recognized in earnings, while the noncredit-related portion of OTTI on debt securities not expected by management to be sold be recognized in Other Comprehensive Income (OCI).  Management determined that OTTI recorded in the fourth quarter of 2008 against a private-issuer mortgage-backed security, not expected to be sold, had both credit-related and noncredit-related portions of OTTI; however, in 2008, the entire OTTI charge on this security was recognized in earnings.

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for securities still held by the Corporation at June 30, 2009 (in thousands):

Cumulative Credit Losses on Impaired Securities
Balance at January 1, 2009	$2,090
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption - non-credit portion of previous OTTI	(306)
Additional OTTI taken for credit losses	1,301
Balance at June 30, 2009	$3,085

Upon adoption, a cumulative effect adjustment was recorded in the amount of $202,000 to increase retained earnings with an increase to unrealized gains (losses) in accumulated other comprehensive income (loss). This amount represented the after-tax impact of the $306,000 non-credit related impairment charge related to a non-agency mortgage-backed security.

As of June 30, 2009, Union National maintains five investment securities with recorded impairments.  The fair value of the five impaired investments was $3,639,000 as compared to an original amortized cost of $8,950,000.  The following table provides additional information related to these five investment securities.

				At June 30, 2009
	Original Book	Investment Rating		Current Book	Fair	OTTI
Description of Investment Security	Value	Original	Current	Value	Value	Taken

Mortgage-Backed Securities:
Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	BB	$1,457	$1,576	$546
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	1,540	1,458	452
Total Mortgage-Backed Securities	$5,950			$2,997	$3,034	$998

Corporate Securities:
InCaps Funding II Senior Note	$1,000	A-	BB	$293	$304	$631
InCaps Funding II Junior Note	1,000	BBB	B	276	291	530
USCap Funding V	1,000	BBB	C	10	10	926
Total Corporate Securities	$3,000			$579	$605	$2,087

Total Securities with OTTI	$8,950			$3,576	$3,639	$3,085

As discussed more thoroughly in Note 10  to the unaudited consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”(“FSP 157-3”)).  Under FSP 157-3, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of June 30, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

During the first six months of 2009, four of the Bank’s five private-issuer securities were downgraded to below investment grade.  The fifth private-issuer security was downgraded to below-investment-grade in December 2008.  Accordingly, the Bank recorded $1,301,000 of other-than-temporary impairment charges in the first six months of 2009 including (i) $849,000 related to three pooled trust-preferred debt securities supported primarily by obligations from other banks, and (ii) $452,000 related to a mortgage-backed security not guaranteed by the U.S. government.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary, requiring the write-down.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the book value of these investments.

Management determined that further impairments as of June 30, 2009 were not warranted on these five securities based upon the following considerations:

•	The financial condition and near-term prospects of the issuers reflect only one default, which was fully considered when determining the other-than-temporary impairment of the respective security.
•
Four of the five impaired investment securities were current, as of June 30, 2009, for scheduled investment interest payments, and principal payments for the two mortgage-backed securities, since issuance.  Based upon the information reviewed by management in preparing the financial statements, the financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology or a discontinuance of a business segment that may have impaired the earnings potential of the investments.

•
The securities experienced very limited trading activity during the last 12 months as the securities are in a market sector with a high degree of illiquidity and dislocation; therefore the determined fair value based upon discounted cash flows is reasonable.

•
Management does not intend to sell the securities, and (2) it is not likely that management will be required to sell the securities before recovery, and (3) though management does not expect to recover the amortized cost of the securities, management expects to hold the securities until a reasonable recovery towards the current carrying value.

Note 5 ─ Stock-Based Compensation

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

Union National had two plans with stock options outstanding as of June 30, 2009: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of June 30, 2009.  Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors.  It is Union National’s policy to issue new shares upon the exercise of stock options.

No share-based awards were granted or vested during the three or six months ended June 30, 2009 and 2008; accordingly, no compensation expense was recorded for these periods.  Stock option activity for the six months ended June 30, 2009, is summarized below:

	Shares	Weighted- Average Exercise Price
Beginning of Period (Prices range from $11.52 to $22.14)	93,511	$18.82
Granted	─	─
Exercised	─	─
Forfeited	(1,553)	18.26
Expired	─	─
End of Period (Prices range from $11.52 to $22.14)	91,958	$18.82

The following table presents information regarding options outstanding (all fully vested and exercisable) at June 30, 2009:

Number of options		91,958
Weighted-average contractual remaining term	4.3 Years
Weighted-average exercise price		$18.82
Aggregate intrinsic value	$	─

Note 6 ─ Commitments, Guarantees and Contingencies

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of June 30, 2009, the Bank had $110,735,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $109,907,000 at December 31, 2008.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $5,064,000 and $5,474,000 of standby letters of credit outstanding as of June 30, 2009 and December 31, 2008, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at June 30, 2009 and December 31, 2008, for Bank guarantees under standby letters of credit issued is not considered to be material.

Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  The Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums for the 12 months ended June 30, 2009 exceeded the actual processed expenses by $163,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $44,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of June 30, 2009 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

Note 7 ─ De-Leveraging and Restructuring Activities

In 2009, the Bank continued with de-leveraging activities to reduce its cost of funds and improve its net interest margin by using funds from low-interest earning assets to pay down higher-interest long-term debt.  During the second quarter of 2009, the Bank prepaid $12,000,000 of FHLB advances, which had a fixed weighted average interest cost 5.67%, incurring $393,000 of prepayment penalties, which were included in other non-interest expense.  At June 30, 2009, the balance of long-term debt was $38,334,000.  For the six months ended June 30, 2008, the Bank prepaid $17,482,000 of FHLB advances, incurring $68,000 of FHLB debt prepayment penalties.  For all of 2008, the Bank prepaid $18,482,000 of FHLB advances with a weighted average interest cost of 4.19%, reducing total long-term debt to $50,334,000 at December 31, 2008.

Additionally, during the first six months of 2008, the Bank called $9,809,000 of brokered CDs with a fixed weighted average interest cost of 4.66%.  For all of 2008, the Bank called $16,410,000 of brokered CDs which had a fixed weighted average interest cost of 4.91%.  No brokered CDs were called in the first six months of 2009.

In addition to the de-leveraging activities, the Bank made cash payments of $149,000 during the six months ended June 30, 2008 related to accrued severance liabilities remaining from 2007 restructuring activities.  There were no restructuring expenses in 2008 or 2009, and the severance liability was paid in full by December 31, 2008.

Note 8 ─ Common Stock Issued Under Private Placement Offering and Dividend Reinvestment Plan

On May 19, 2008, Union National commenced a private placement stock offering for the sale of up to 526,315 unregistered shares of Union National’s common stock, par value $0.25 per share, at $9.50 per share for a maximum aggregate offering price of $4,999,993. There was no minimum offering amount.  Proceeds from the sale of the shares were immediately contributed to the general corporate purposes of Union National including, but not limited to, continuing to meet regulatory capital requirements and increasing the regulatory lending ability of the Bank.  The shares were being offered pursuant to an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of SEC Regulation D.  The shares sold were restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.  The initial private placement offering was for an initial period of six months commencing May 19, 2008.  The Board of Directors of Union National subsequently elected to extend the offering period for the shares until February 17, 2009, at which time the private placement offering expired.  Union National received gross proceeds of $1,635,000 on the private placement stock offering and issued 172,132 shares.  Issuance costs of $49,000 were offset against the gross proceeds.

Union National maintains a Dividend Reinvestment Plan (DRIP) for record holders of the Corporation’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP.  During the first six months of 2009, there were no dividends paid by the Corporation; however, eligible shareholders made voluntary cash payments totaling $47,000, which were used to issue 14,580 common shares.

Note 9 ─ Memorandum of Understanding

In 2007, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of the Comptroller of the Currency (“OCC”).  Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank’s loan portfolio management, (4) review and revise the Bank’s funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank’s consumer compliance program, (6) ensure the Bank’s interest rate risk (“IRR”) measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU.  Each provision of the MOU is subject to OCC approval, non-objection and/or review.  Included in the response to the MOU, Union National established target capital rates for the Bank of 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  Through June 30, 2009, management has sent to the OCC the documentation and progress reports as required under the MOU, and management believes that the Bank has made measurable progress in addressing the issues identified in the MOU.  However, as of June 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 7.96%, slightly below the 8% target rate established in response to the MOU.  The Bank’s measures of Tier I Capital to Risk-Based Assets of 9.82% and Total Capital to Risk-Based Assets of 12.34% both exceeded the respective 9% and 12% target rates established by the Corporation in response to the MOU.

Note 10 ─ Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB Statement 157.  Further, FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and the Corporation must evaluate the weight of evidence to determine whether the transactions are orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. The Corporation has adopted the requirements of FSP No. 157-4 for the quarter ended June 30, 2009 and it did not have a material impact on the Corporation’s consolidated financial statements.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The valuation methodologies were applied to all of Union National’s financial assets and financial liabilities carried at fair value, effective January 1, 2008.

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

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  As of June 30, 2009, the fair value of securities valued using Level 3 inputs was determined by management by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”).  Prior to September 30, 2008, management used market pricing based upon quoted prices from very limited trading activity of the issuances.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Available-For-Sale Securities
Inputs:	June 30, 2009	December 31, 2008
Level 1	$7	$74
Level 2	75,525	59,778
Level 3	3,639	4,437
Total Fair Value	$79,171	$64,289

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using significant unobservable (Level 3) inputs (in thousands):
Available-For-Sale Securities
Beginning Balance at January 1, 2009	$4,437
Payments received (applied to principal), net of accretion	(363)
Total realized and unrealized gains
Included in net income (loss)	(1,301)
Included in other comprehensive income (loss)	866
Ending Balance at June 30, 2009	$3,639

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. The valuation allowance on impaired loans was $1,139,000 and $1,499,000 at June 30, 2009 and December 31, 2008, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	June 30, 2009
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	─	─	$6,341	$6,341
Repossessed Assets	─	─	571	571
Other Real Estate Owned	─	─	349	349
Total	─	─	$7,261	$7,261

	December 31, 2008
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	─	─	$3,559	$3,559
Repossessed Assets	─	─	479	479
Other Real Estate Owned	─	─	─	─
Total	─	─	$4,038	$4,038

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending June 30, 2009, and after.

The estimated fair values of the Corporation’s financial instruments as of June 30, 2009 and December 31, 2008 (in thousands) are set forth in the table below.  The information in the table should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$43,070	$43,070	$31,837	$31,837
Interest-Bearing Time Deposits in Other Banks	12,448	12,448	1,775	1,775
Investment Securities Available for Sale	79,171	79,171	64,289	64,289
Loans (excluding Leases), Net	342,758	343,191	350,130	350,288
Restricted Investment in Bank Stocks	3,705	3,705	3,703	3,703
Accrued Interest Receivable	1,835	1,835	1,624	1,624
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	65	259	86	285

Liabilities:
Demand and Savings Deposits	218,033	218,033	189,724	189,724
Time Deposits	207,635	211,586	193,853	195,611
Long-term Debt	38,334	40,329	50,334	52,976
Junior Subordinated Debentures	17,341	19,165	17,341	19,182
Accrued Interest Payable	1,264	1,264	1,422	1,422

Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	─	─	─	─

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at June 30, 2009 and December 31, 2008:

Cash and cash equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and short-term investments approximate their fair values.

Interest-bearing time deposits in other banks: The carrying amounts reported in the consolidated statements of financial condition for interest-bearing time deposits in other banks approximate their fair values.  The Bank generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Investment securities:  The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans: For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximate fair value.  The fair value of other loans are estimated by calculating the present value of future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Restricted investment in bank stocks:  The carrying amounts reported in the consolidated statements of financial condition for restricted investment in bank stocks approximate their fair values.

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates its fair value.

Mortgage servicing assets and credit enhancement fees receivable:  The fair value of servicing assets and credit enhancement fees receivable is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

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

Junior subordinated debentures: For floating-rate debentures, fair value is based on the difference between current interest rates for similar types of borrowing arrangements and the current coupon rate.  For junior subordinated debentures that are at a fixed rate for a period of time, the fair value is determined using discounted cash flow analyses, based on current interest rates for similar types of borrowing arrangements.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

Off-balance-sheet instruments:  Union National's off-balance-sheet instruments consist of commitments to extend credit, and financial and performance standby letters of credit.  The estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Note 11 ─ Junior Subordinated Debentures

Union National has three issuances of junior subordinated debentures outstanding as of June 30, 2009 and December 31, 2008.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.89% and 6.32% at June 30, 2009 and December 31, 2008, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.66% and 4.15% at June 30, 2009 and December 31, 2008, respectively.

All of the junior subordinated debentures are callable at Union National’s option beginning at five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II will become callable in October 2009, and the Bank’s subordinated debenture will become callable in July 2011.  These issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.

Note 12 ─ Comprehensive Loss

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive loss.   The components of comprehensive loss and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Income (Loss)	$(1)	$(106)	$105	$(838)	$(434)	$(404)
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Arising During the Period	(198)	(67)	(131)	342	116	226
Reclassification Adjustment for Securities Gains included in Net Loss	(983)	(334)	(649)	(1,394)	(474)	(920)
Reclassification Adjustment for Impairment Charges on Investment Securities	462	157	305	1,301	442	859
Other Comprehensive (Loss) Income	(719)	(244)	(475)	249	84	165
Total Comprehensive Loss	$(720)	$(350)	$(370)	$(589)	$(350)	$(239)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Income	$356	$52	$304	$876	$159	$717
Other Comprehensive Loss:
Unrealized Losses on Available-for-Sale Securities Arising During the Period	(729)	(252)	(477)	(1,462)	(501)	(961)
Reclassification Adjustment for Securities Gains included in Net Income	(10)	(3)	(7)	(201)	(68)	(133)
Other Comprehensive Loss	(739)	(255)	(484)	(1,663)	(569)	(1,094)
Total Comprehensive Loss	$(383)	$(203)	$(180)	$(787)	$(410)	$(377)

Note 13 ─ Recent Accounting Pronouncements

FASB Statement No. 165
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This statement introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  This Statement is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

FASB Statement No. 166
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FASB Statement No. 167
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  This statement amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FASB Statement No. 168
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.   SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Corporation does not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

Forward Looking Statements

This quarterly report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends could differ materially from those set forth in such statements due to various risks, uncertainties and other factors. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: the strategic initiatives and business plans may not be satisfactorily completed or executed, if at all; increased demand or prices for the Corporation’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of the Corporation’s business strategy due to changes in current or future market conditions; actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans; inability of the Corporation to raise or achieve desired or required levels of capital; paying significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; and deteriorating economic conditions and declines in housing prices and real estate values and other risks and uncertainties, including those detailed in the Corporation’s filings with the Securities and Exchange Commission.   When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.  These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements.  Management currently views the determination of the allowance for credit losses and the fair value of investment securities to be critical accounting policies.

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

Fair Value of Investment Securities
All investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity.  In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary (OTTI), management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.    After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other-than-temporary.

Financial Condition

Total assets increased by $30,628,000 or 6% to $515,737,000 at June 30, 2009 from $485,109,000 at December 31, 2008.  The increase was primarily the result of strong retail deposit generation, which further strengthened Union National’s liquidity position. The proceeds received from the deposit growth were used to purchase short-term investments.  Total deposits grew by $42,091,000 or 11% to $425,668,000 at June 30, 2009 from $383,577,000 at December 31, 2008.

Investment Securities
Investment securities were $79,171,000 at June 30, 2009 as compared to $64,289,000 at December 31, 2008.  All of Union National’s investment securities were classified as available for sale at June 30, 2009 and December 31, 2008.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  We possess the ability and intent to hold securities with temporary impairment to maturity or recovery; however, we recognize that the investment portfolio serves other primary financial management functions including an ultimate source of liquidity and a tool to manage interest rate risk.  In order to support these functions, we have designated our entire portfolio of investment securities as being available for sale.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

Union National purchases certain types of mortgage-backed and asset-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position.  These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities.  Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments.  Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model (see related discussion titled Market Risk - Interest Rate Risk on page 38).

Union National sold $71,195,000 of investment securities and recognized $1,394,000 in net gains, and purchased $100,581,000 of investment securities in 2009.  We periodically assess the strategy of selling mortgage-backed securities and other available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance our net interest margin.  We regularly evaluate our available for sale portfolio for possible opportunities to increase earnings through potential investment security sales or portfolio repositioning. Investment securities carried at $60,578,000 at June 30, 2009, and $59,646,000 at December 31, 2008 were pledged to secure public, trust, and government deposits and for other purposes.

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

As of June 30, 2009 and December 31, 2008, Union National had a portfolio of investment securities as follows (in thousands):

	June 30, 2009	December 31, 2008
Market Value of Debt Securities	$79,086	$64,083
Market Value of Equity Securities	85	206
Total Market Value of Investment Securities	$79,171	$64,289

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities.  At June 30, 2009, there were a total of 22 debt securities with unrealized losses of $172,000 that amounted to 0.5% of their amortized cost, as compared to December 31, 2008, when there were a total of 23 debt securities with unrealized losses of $607,000 that amounted to 3.2% of their amortized cost.  We believe that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines in investment securities’ fair value below amortized cost have been provided for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  The market values include net unrealized gains of $2,000 as of June 30, 2009 as compared to net unrealized losses of $21,000 as of December 31, 2008.  Union National sold $105,000 of these equity securities in 2009 and recognized losses of $39,000.

As of June 30, 2009, $7,000 of the fair value of total investment securities were measured using Level 1 inputs as defined by SFAS 157, $75,525,000 or 95.4% of the fair value were measured using Level 2 inputs, and $3,639,000 or 4.6% were measured using Level 3 inputs (see definitions and related discussion in Note 10 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $3,639,000 at June 30, 2009 from $4,437,000 at December 31, 2008. Of the decrease in value, $1,301,000 was related to impairment charges that were included in net income and $363,000 was related to principal and interest payments received (net of accretion), which were fully applied to principal, offset by $866,000 of unrealized gains (with a corresponding after-tax increase to stockholders’ equity of $572,000 recorded as other comprehensive income (loss)).

In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

As of June 30, 2009, Union National maintains five investment securities with recorded impairments.  The fair value of the five impaired investments is $3,639,000 at of June 30, 2009, as compared to an original amortized cost of $8,950,000.  All payments received on impaired investment securities are fully applied to principal.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB Statement 157.  Further, FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and the Corporation must evaluate the weight of evidence to determine whether the transactions are orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

As discussed in Note 10 to the consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns (in accordance with FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”)).  Under FSP 157-3, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of June 30, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

During the first six months of 2009, four of the Bank’s five private-issuer securities were downgraded to below investment grade.  The fifth private-issuer security was downgraded to below-investment-grade in December 2008.  Accordingly, the Bank recorded $1,301,000 of other-than-temporary impairment charges in the first six months of 2009 including (i) $849,000 related to three pooled trust-preferred debt securities supported primarily by obligations from other banks, and (ii) $452,000 related to a mortgage-backed security not guaranteed by the U.S. government.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary, requiring the write-down.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the book value of these investments.  (See Note 4 to the unaudited consolidated financial statements.)

Management determined that further impairments as of June 30, 2009 were not warranted on these five securities based upon the following considerations:

•	The financial condition and near-term prospects of the issuers reflect only one default, which was fully considered when determining the other-than-temporary impairment of the respective security.
•
Four of the five impaired investment securities were current, as of June 30, 2009, for scheduled investment interest payments, and principal payments for the two mortgage-backed securities, since issuance.  Based upon the information reviewed by management in preparing the financial statements, the financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology or a discontinuance of a business segment that may have impaired the earnings potential of the investments.

•
The securities experienced very limited trading activity during the last 12 months as the securities are in a market sector with a high degree of illiquidity and dislocation; therefore the determined fair value based upon discounted cash flows is reasonable.

•
Management does not intend to sell the securities, and (2) it is not likely that management will be required to sell the securities before recovery, and (3) though management does not expect to recover the amortized cost of the securities, management expects to hold the securities until a reasonable recovery towards the current carrying value.

Loans and Leases, Credit Quality and Credit Risk
Loans and leases at June 30, 2009 were $349,958,000 as compared to $358,280,000 at December 31, 2008.  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market.  The economy and housing market, and increased unemployment, has affected some of Union National’s borrowers, resulting in increased nonperforming loans and credit losses.

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

Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance as compared to the balance of outstanding loans and leases.  The ratio of the allowance for credit losses to gross loans and leases was 1.25% at June 30, 2009, as compared to 1.22% at December 31, 2008.  At June 30, 2009, the allowance for credit losses did not change substantially from December 31, 2008.  The provision for credit losses for the three and six months ended June 30, 2009, was significantly higher than the provision for credit losses for the same periods in 2008 (see related discussion on Provision for Credit Losses on pages 27 and 29) given the increased credit risks in the loan portfolio, including those resulting from the current weak economy and real estate markets, and due to loan charge-offs being significantly higher for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  Management believes, based on information currently available, that the allowance for credit losses as of June 30, 2009 of $4,364,000 is adequate to meet potential credit losses.

The following table summarizes the changes in the allowance for credit losses as of the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for Credit Losses, Beginning of Period	$4,319	$3,742	$4,358	$3,675
Charge-Offs	(570)	(53)	(933)	(134)
Recoveries	4	3	15	11
Net Charge-Offs	(566)	(50)	(918)	(123)
Addition to Provision for Credit Losses	611	139	924	279
Allowance for Credit Losses, End of Period	$4,364	$3,831	$4,364	$3,831

Loans and Leases – Average	$349,697	$369,026	$352,893	$367,331
Gross Loans and Leases – Actual			$349,958	$375,275

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.65%	0.06%	0.53%	0.07%
Ratio of Allowance for Credit Losses to Gross Loans and Leases			1.25%	1.02%

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

The balance of loans and leases that were considered to be impaired under GAAP was $8,355,000 and $9,360,000, which consisted of fourteen and sixteen loan and lease relationships to unrelated borrowers, at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, three of the impaired loans represented 74% of the total impaired loans and leases of $8,355,000.  The decrease in impaired loans and leases was the result of loan charge-offs during the year.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $7,480,000 and $5,058,000 of impaired loans and leases, which consisted of eight loan relationships to unrelated borrowers, with a related allowance for credit losses of $1,139,000 and $1,499,000 at June 30, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases has a related allowance due to the probability of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential losses.

Impaired Loans Without a Related Allowance.  Union National had $875,000 and $4,302,000 of impaired loans and leases, which consisted of six and eight loan relationships to unrelated borrowers, without a related allowance for credit losses at June 30, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  Additionally, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under our current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired amounted to $24,786,000 and $7,826,000 at June 30, 2009 and December 31, 2008, respectively.  Despite these credits not being impaired, Union National believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current weak economy and real estate markets, and considered such increased risks in determining the provision for credit losses (see related discussion on Provision for Credit Losses on pages 27 and 29). Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  We consider both impaired and these substandard loans to be potential problem loans, and believe that the current economic conditions may result in additional loans being classified or nonperforming throughout 2009.

Non-Performing Assets.  Nonperforming loans and leases increased to 1.9% of total loans and leases at June 30, 2009, as compared to 1.4% at December 31, 2008.  Historically, the percentage of nonperforming loans to net loans for the five-year period ending December 31, 2008, was an average of 0.9%.  Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due. Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full.

The following table is a summary of our nonperforming assets as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Nonaccruing Loans	$5,858	$3,271
Accruing Loans – 90 days or more past due	899	1,685
Total Nonperforming Loans and Leases	6,757	4,956
Repossessed Assets	920	479
Total Nonperforming Assets	$7,677	$5,435

Gross Loans and Leases	$349,958	$358,280

Allowance for Credit Losses	$4,364	$4,358

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.9%	1.4%

Nonperforming Assets as a % of Total Assets	1.5%	1.1%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	65%	88%

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

Union National had repossessed assets of $920,000 and $479,000 at June 30, 2009 and December 31, 2008, respectively.  Included in repossessed assets at June 30, 2009, was $349,000 of foreclosed real estate. Union National did not have any foreclosed real estate at December 31, 2008.

Stockholders’ Equity
Stockholders’ equity decreased by $192,000 to $30,602,000 at June 30, 2009 compared to $30,794,000 at December 31, 2008.  The decrease  in stockholders’ equity was primarily the result of decreases to retained earnings resulting from a year-to-date net loss offset by other comprehensive income during the period.  Union National’s common equity position at June 30, 2009 exceeds the current regulatory required minimums as disclosed on page 35 (also, see Note 9 – Memorandum of Understanding on page 12).

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Overview
Union National Financial Corporation reported net income of $105,000 or basic and diluted earnings per share of $0.04 for the second quarter of 2009, as compared to net income of $304,000 or basic and diluted earnings per share of $0.12 for the same period in 2008.  Interest and fees on loans and leases for the three months ended June 30, 2009 declined by 11% when compared to the same period in 2008 as (i) outstanding loans decreased by $25 million from June 30, 2008 to June 30, 2009 due to weaker loan demand from creditworthy borrowers, and (ii) many of the Corporation’s outstanding loans have variable rate structures resulting in a reduced loan yield from the low market interest rates that have persisted throughout 2009.  Additionally, fixed-income investment yields on re-invested proceeds from investment maturities, prepayments, and sales have significantly decreased in the current low interest rate environment.  With the combination of reduced interest income on loans and investments, while much of the Corporation’s borrowing costs were at fixed interest rates, the Corporation’s net interest margin percentage declined to 2.65% for the second quarter 2009 as compared to 3.31% for the same period in 2008.

The net interest margin of 2.65% for the second quarter of 2009 did increase slightly from the net interest margin of 2.58% for the first quarter of 2009 as the Corporation continued to take measures to reduce its cost of funds, including prepaying $12 million of higher-cost long-term debt with the Federal Home Loan Bank of Pittsburgh (FHLB).

Second quarter 2009 operating results also reflected the impact of several non-routine transactions, including $278,000 of other income from an insurance payment to the Corporation in recovery of a fraud loss in 2008, $237,000 of non-interest expense related to the FDIC’s special assessment on deposit-insured institutions, $393,000 of non-interest expense related to FHLB debt prepayment penalties, and $462,000 of other-than-temporary impairment (OTTI) charges related to certain private-issuer investment securities.  The OTTI charges in the second quarter of 2009 primarily related to a private-issuer mortgage-backed security which was recently downgraded to below-investment-grade status.

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

Net interest income as adjusted for tax-exempt financial instruments was $3,128,000 for the three months ended June 30, 2009, as compared to $3,341,000 for the three months ended June 30, 2008.  The reduction in net interest income was the result of net interest margin compression from significant interest rate reductions in 2008 as well as a decrease in the loan and lease portfolio.  Union National’s interest rates on loans re-priced lower and more quickly than retail interest-bearing deposits, while the Corporation’s debt was at a fixed rate of interest, resulting in a lower net interest margin for the second quarter of 2009 versus 2008.  The taxable-equivalent net interest margin for the second quarter of 2009 was 2.65% as compared to 3.31% for the same period in 2008.  The yield on interest-earning assets decreased by 110 basis points to 5.15% for the second quarter of 2009, as compared to 6.25% for second quarter of 2008.  The interest rate paid on average interest-bearing liabilities decreased by 55 basis points to 2.76% for the second quarter of 2009, as compared to 3.31% for the second quarter of 2008.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $669,000 to $5,538,000 for the three months ended June 30, 2009, as compared to $6,207,000 for the same period in 2008.  The decrease in interest and fees on loans and leases resulted from a decrease in the average yield of 38 basis points due to interest rate cuts during 2008, and a decrease of $19,329,000 in the average balance of the loan and lease portfolio.  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market. The yield on loans and leases for the second quarter of 2009 was 6.35% as compared to 6.73% for the same period in 2008.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $311,000 to $473,000 for the three months ended June 30, 2009, as compared to $784,000 for the same period in 2008.  A decrease in the average yield of 174 basis points due to both market rate reductions and generally lower risk investments, coupled with a $2,438,000 decrease in the average balance of investment securities, resulted in less interest earned on investment securities in comparison to the same period in 2008.  The yield on investment securities for the second quarter of 2009 was 2.91% as compared to 4.65% for the same period in 2008.

Interest expense on deposits decreased by $142,000 to $2,216,000 for the three months ended June 30, 2009, as compared to $2,358,000 for the same period in 2008.  A decrease in average rate of 46 basis points due to interest rate cuts in the past year more than offset additional interest expense from a $38,866,000 increase in the average balance of deposits. Union National’s average rate on interest-bearing deposits was 2.40% for the three months ended June 30, 2009 as compared to 2.86% for the same period in 2008.

Interest expense on long-term debt was $516,000 for the three months ended June 30, 2009, as compared to $713,000 for the same period in 2008.  In 2008 and 2009, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down $30,482,000 of higher interest cost long-term debt.  This resulted in a $15,207,000 decrease in the average balance of long-term debt for the second quarter of 2009 versus the same period in 2008.  The average rate on long-term debt was 5.06% for the three months ended June 30, 2009 as compared to 5.10% for the same period in 2008.

Provision for Credit Losses
The provision for credit losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases.  The provision is based on our analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $611,000 for the three months ended June 30, 2009, as compared to $139,000 for the same period in 2008.  The increased provision for the three months ended June 30, 2009 as compared to the same period in 2008 was the result of loans charged-off during the second quarter of 2009 and the increased credit risk related to additional substandard rated credits at June 30, 2009 as compared to December 31, 2008 (See discussion on Substandard Loans and Leases on page 24).  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases (See additional discussion on Loans and Leases, Credit Quality and Credit Risk in the Financial Condition section of this Management Discussion and Analysis).

Non-Interest Income
For the three months ended June 30, 2009, non-interest income increased by $804,000 or 65% as compared to the same period in 2008.  The increase was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Three Months Ended June 30,
Non-Interest Income	2009 vs. 2008
Income from Fiduciary Activities	$(31)
Service Charges on Deposit Accounts	47
Other Service Charges, Commissions, and Fees	22
Alternative Investment Sales Commissions	(16)
Net Investment Securities Gains	511
Mortgage Banking/Brokerage Activities	18
Earnings from Bank-Owned Life Insurance	(4)
Other Income	257
Total Increase in Non-Interest Income	$804

A significant portion of the increase in non-interest income was related to net investment securities gains.  Union National realized gains on the sale of investment securities of $983,000 for the second quarter of 2009 as compared to $10,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while providing realized gains to offset the impact of investment impairment charges.  Other-than-temporary investment impairment charges of $462,000 were recognized during the second quarter of 2009, primarily related to a non-agency MBS investment security that were downgraded to below investment grade. There were no impairment charges on investment securities in the second quarter of 2008.

The increase in other income was the result of a $278,000 insurance settlement against losses from loans which were fraudulently or otherwise improperly made by one former employee.  The settlement provided for substantial reimbursement of a one-time charge of $370,000 which was recorded and previously disclosed in 2008 related to the irregular activity.

Non-Interest Expense
For the second quarter of 2009, non-interest expense increased by $50,000 or 1% as compared to the same period in 2008.  Increases (decreases) in the components of non-interest expense when comparing the three month periods ended June 30, 2009 and 2008 are as follows (in thousands):

Three Months Ended June 30,
Non-Interest Expense	2009 vs. 2008
Salaries, Wages and Employee Benefits	$(218)
Net Occupancy	15
Furniture and Equipment	11
Professional Fees and Regulatory Assessments	(16)
Data and ATM Processing	41
Pennsylvania Shares Tax	14
Advertising and Marketing	(90)
Supplies and Postage	(9)
FDIC Insurance	429
Other Expense	(127)
Total Increase in Non-Interest Expense	$50

Union National has focused on lowering core operating costs and creating efficiencies in a difficult market when income growth is challenging.  We continue to explore cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the three months ended June 30, 2009 to the same period in 2008.

Salaries, wages and employee benefits decreased by $218,000 for the three months ended June 30, 2009 as compared to the same period in 2008.  The decrease was related to positions that were eliminated in the fourth quarter of 2008 and the first quarter of 2009, savings in health care costs, and savings from the elimination of the Corporation’s 401-K match during the second quarter of 2009.

The increase in FDIC insurance premiums is the direct result of increased assessment rates, as determined by the FDIC.  The FDIC Board also adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009.  For Union National, the emergency special assessment amounted to $237,000 and is to be collected on September 30, 2009.  The interim rule would also permit the FDIC Board to impose a similar emergency special assessment after June 30, 2009, if necessary, to maintain public confidence in federal deposit insurance (see related discussion titled Federal Deposit Insurance Corporation (“FDIC”) Activity on page 37).  Due to recent changes and assessments by the FDIC, Union National expects FDIC insurance assessments to be $1,386,000 for the entire year, representing a 243% increase over the entire year of 2008.

Other expenses for the three months ended June 30, 2009 included losses related to prepayment penalties on FHLB advances of $393,000.  For the three months ended June 30, 2008, other expense included (i) a loss of $370,000 related to certain fraudulent loans made by one employee who has been since terminated, (ii) $68,000 incurred for FHLB debt prepayment penalties, and (iii) $33,000 of other expenses paid for coffee in the Bank’s gold café branches.

Income Taxes
For the three months ended June 30, 2009, Union National recorded an income tax benefit of $106,000, which primarily resulted from tax-exempt earnings, as compared to income tax expense of $52,000 for the same period in 2008, which, also resulted from primarily tax-exempt earnings.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.   We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Overview
Union National Financial Corporation reported a net loss for the first six months of 2009 of ($404,000) or a ($0.15) basic and diluted loss per share, compared to net income for the first six months of 2008 of $717,000 or $0.28 basic and diluted earnings per share.  Interest and fees on loans and leases for the first six months of 2009 declined by 13% when compared to the same period in 2008 as (i) outstanding loans decreased by $25 million from June 30, 2008 to June 30, 2009 due to weaker loan demand from creditworthy borrowers, and (ii) many of the Corporation’s outstanding loans have variable rate structures resulting in a reduced loan yield from the low market interest rates that have persisted throughout 2009.

Additionally, fixed-income investment yields on re-invested proceeds from investment maturities, prepayments, and sales have significantly decreased in the current low interest rate environment.  With the combination of reduced interest income on loans and investments, while much of the Corporation’s borrowing costs were at fixed interest rates, the Corporation’s net interest margin percentage declined to 2.61% for the first six months of 2009 as compared to 3.18% for the first six months of 2008.  The discussion that follows further explains the changes in the components of the operating results when comparing the six months ended June 30, 2009 to the same period in 2008.

Net Interest Income
Net interest income as adjusted for tax-exempt financial instruments was $6,053,000 for the six months ended June 30, 2009, as compared to $7,247,000 for the six months ended June 30, 2008.  The reduction in net interest income was the result of net interest margin compression from significant interest rate reductions in 2008.  Union National’s interest rates on loans re-priced lower and more quickly than retail interest-bearing deposits, while the Corporation’s debt was at a fixed rate of interest, resulting in a lower net interest margin in 2009 versus 2008 as well as a decrease in the loan and lease portfolio.  The taxable-equivalent net interest margin for the six months ended June 30, 2009, was 2.61% as compared to 3.18% for the same period in 2008.  The yield on interest-earning assets decreased by 111 basis points to 5.26% for the six months ended June 30, 2009, as compared to 6.37% for the same period in 2008.  The interest rate paid on average interest-bearing liabilities decreased by 64 basis points to 2.91% for the six months ended June 30, 2009, as compared to 3.55% for the same period in 2008.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $1,663,000 to $10,965,000 for the six months ended June 30, 2009, as compared to $12,628,000 for the same period in 2008.  The decrease in interest and fees on loans and leases resulted from a decrease in the average yield of 61 basis points due to interest rate cuts during 2008, and a decrease of $14,438,000 in the average balance of the loan and lease portfolio.  The yield on loans and leases for the six months ended June 30, 2009, was 6.27% as compared to 6.88% for the same period in 2008.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $471,000 to $1,101,000 for the six months ended June 30, 2009, as compared to $1,572,000 for the same period in 2008.  A decrease in the average yield of 128 basis points due to both market rate reductions and generally lower risk investments, coupled with a $1,524,000 decrease in the average balance of investment securities, resulted in less interest earned on investments in comparison to the same period in 2008.  The yield on investment securities for the first six months of 2009 was 3.35% as compared to 4.63% for the same period in 2008.

Interest expense on deposits decreased by $636,000 to $4,518,000 for the six months ended June 30, 2009, as compared to $5,154,000 for the same period in 2008.  A decrease in average rate of 60 basis points due to interest rate cuts in the past year more than offset additional interest expense from a $30,198,000 increase in average deposit balances. Union National’s average rate on interest-bearing deposits was 2.53% for the six months ended June 30, 2009 as compared to 3.13% for the same period in 2008.

Interest expense on long-term debt was $1,161,000 for the six months ended June 30, 2009, as compared to $1,459,000 for the same period in 2008.  In 2008 and 2009, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down $30,482,000 of higher interest cost long-term debt.  This resulted in a $12,374,000 decrease in the average balance of long-term debt for the six months ended June 30, 2009 versus the same period in 2008.  The average rate on long-term debt was 5.14% for the six months ended June 30, 2009 as compared to 5.05% for the same period in 2008.

Provision for Credit Losses
The provision for credit losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases.  The provision is based on our analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $924,000 for the six months ended June 30, 2009, as compared to $279,000 for the same period in 2008.  The increased provision for the six months ended June 30, 2009 as compared to the same period in 2008 was the result of loans charged-off during the second quarter of 2009 and the increased credit risk related to additional substandard rated credits at June 30, 2009 as compared to December 31, 2008 (See discussion on Substandard Loans and Leases on page 24). Union National continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases (See additional discussion on Loans and Leases, Credit Quality and Credit Risk in the Financial Condition section of this Management Discussion and Analysis).

Non-Interest Income
Non-interest income was $2,657,000 for the six months ended June 30, 2009, as compared to $2,646,000 for the same period in 2008.  The increase was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Six Months Ended June 30,
Non-Interest Income	2009 vs. 2008
Income from Fiduciary Activities	$(65)
Service Charges on Deposit Accounts	67
Other Service Charges, Commissions, and Fees	30
Alternative Investment Sales Commissions	(104)
Net Investment Securities Gains	1,193
Impairment Charge on Investment Securities	(1,301)
Mortgage Banking/Brokerage Activities	32
Earnings from Bank-Owned Life Insurance	(3)
Other Income	162
Total Increase in Non-Interest Income	$11

The decrease in alternative investment sales commissions was primarily the result of a turbulent investment market and a weak economy, which has impacted growth and sales opportunities for Union National.

Union National realized gains on the sale of investment securities of $1,394,000 for the six months ended June 30, 2009 as compared to $201,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while providing realized gains to offset the impact of investment impairment charges.  Other-than-temporary investment impairment charges of $1,301,000 were recognized during the six months ended June 30, 2009, related to investment securities that were downgraded to below investment grade.  There were no impairment charges on investment securities during the same period in 2008.

The OTTI charges in the second quarter of 2009 primarily related to a private-issuer mortgage-backed security which was recently downgraded to below-investment-grade status.  The $839,000 of OTTI charges in the first quarter of 2009 related to three pooled trust-preferred debt securities that were downgraded to below-investment-grade in 2009.  The total impairment charges for the first six months of 2009 of $1,301,000 were more than offset by realized net gains on the sale of investment securities of $1,394,000 for the first six months of 2009, with $983,000 of investment gains being realized in the second quarter primarily from sales of fully guaranteed U.S. Government mortgage-backed securities.

The increase in other income was the result of a $278,000 insurance settlement against losses from loans which were fraudulently or otherwise improperly made by one former employee.  The settlement provided for substantial reimbursement of a one-time charge of $370,000 which was recorded and previously disclosed in 2008 related to the irregular activity.  This was offset by $96,000 of income generated from a cash bailment agreement on a network of ATM machines in 2008.  This agreement was terminated during the first quarter of 2008 and previously provided transaction fee income.  Accordingly, operating results for the six months ended June 30, 2009, does not reflect any income generated from this agreement, whereas, the operating results for the six months ended June 30, 2008, reflected income for only the first quarter of 2008.

Non-Interest Expense
For the six months ended June 30, 2009, non-interest expense decreased by $122,000 or 1% as compared to the same period in 2008.  Increases (decreases) in the components of non-interest expense when comparing the six months ended June 30, 2009 and 2008 are as follows (in thousands):

Six Months Ended June 30,
Non-Interest Expense	2009 vs. 2008
Salaries, Wages and Employee Benefits	$(191)
Net Occupancy	(59)
Furniture and Equipment	10
Professional Fees and Regulatory Assessments	(67)
Data and ATM Processing	10
Pennsylvania Shares Tax	3
Advertising and Marketing	(70)
Supplies and Postage	(72)
FDIC Insurance	474
Other Expense	(160)
Total Decrease in Non-Interest Expense	$(122)

Union National has focused on lowering core operating costs and creating efficiencies in a difficult market when income growth is challenging.  We continue to explore cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the six months ended June 30, 2009 to the same period in 2008.

Salaries, wages and employee benefits decreased by $191,000 for the six months ended June 30, 2009 as compared to the same period in 2008.  The decrease was related to positions that were eliminated in the fourth quarter of 2008, savings in health care costs, and savings from the elimination of the Corporation’s 401-K match during the second quarter of 2009.

Most of the decrease in professional fees and regulatory assessments was primarily related to the operating results for 2008 including consulting fees paid to a third party.  Subsequent to the first quarter of 2008, the third party was hired by Union National. The corresponding expense was included in salaries, wages and employee benefits for the full six months of 2009, however, the expense was charged to professional fees and regulatory assessments for part of 2008.

Most of the decrease in supplies and postage expense was primarily due to a physical inventory adjustment made in 2008.  The expense was recognized for the six months ended June 30, 2008, however, there were no significant adjustments made to inventory for the same period in 2009.

The increase in FDIC insurance premiums is the direct result of increased assessment rates, as determined by the FDIC.  The FDIC Board also adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009.  For Union National, the emergency special assessment amounted to $237,000 and is to be collected on September 30, 2009.  The interim rule would also permit the FDIC Board to impose another similar emergency special assessment after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance (see related discussion titled Federal Deposit Insurance Corporation (“FDIC”) Activity on page 37).  Due to recent changes and assessments by the FDIC, Union National expects FDIC insurance assessments to be $1,386,000 for the entire year, representing a 243% increase over the entire year of 2008.

Other expense decreased by $160,000 for the six months ended June 30, 2009, as compared to the same period in 2008.  The decease was mostly related to a decrease in employee related expenses such as training, travel, seminars, and staff recruitment and a decrease in the expense paid for coffee in the Bank’s gold café branches.  Other expense for the six months ended June 30, 2009 and 2008, included losses related to prepayment penalties on FHLB advances of $393,000 and $68,000, respectively.  Additionally, the six months ended June 30, 2008, included a loss of $370,000 related to certain fraudulent loans made by one employee who has been since terminated.

In 2009, the Bank continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down higher interest cost long-term debt.  During the second quarter of 2009, the Bank prepaid $12,000,000 of FHLB advances which had a fixed weighted average interest cost 5.67%.  In conjunction with the prepayments, the Bank incurred $393,000 of prepayment penalties.

For the six months ended June 30, 2008, Union National prepaid $17,482,000 of FHLB advances, reducing total long-term debt to $51,334,000.  In conjunction with the prepayments, the Bank incurred $68,000 of prepayment penalties, which were included in other non-interest expense.  Additionally, the Bank terminated and repaid its remaining short-term borrowing agreements without penalty and called $9,809,000 of brokered CD’s.  The Bank had the option to call an additional $6,602,000 of brokered CD’s in July 2008 (and subsequently exercised the option and called the CD’s in July 2008).  The $9,808,000 of brokered CD’s called through June 30, 2008 had a fixed weighted average interest cost of 4.66%, and the $6,602,000 of brokered CD’s subsequently called in July 2008 had a fixed weighted average interest cost of 5.27%.

Income Taxes
For the six months ended June 30, 2009, Union National recorded an income tax benefit of $434,000, which primarily resulted from a pre-tax loss, as compared to recording an income tax expense of $159,000 for the same period in 2008.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.   We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2013.

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

It is not clear at this time what if any additional programs that may be initiated in the future, will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability in the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an increasingly negative impact on Union National and its business.

Outlook for 2009

We expect the second half of 2009 to reflect more of the same issues as we experienced through 2008 and the first half of 2009, with the distinct possibility of a continuing weak economy, volatility in investment markets, and unfavorable interest income growth prospects.  We continue to take the necessary, conservative measures to ensure Union National maintains its safe and sound position, including strengthening our liquidity and capital positions, managing increasing risks, and operating prudently.  We have continued to lower our core operating costs, allowing us to be more efficient in a difficult market when income growth is challenging, and continue to explore revenue generation, cost cutting initiatives, and capital enhancement methods and alternatives.

Though the significant interest rate cuts through 2008 lowered our interest income and yields on loans, we generated savings in our funding costs by growing our lower-cost retail deposit base and paying down higher-cost borrowings.  We believed it prudent for Union National to fully maintain its strong, well-capitalized position in these uncertain economic times, so we made the difficult decision to not pay dividends to shareholders throughout 2008, and did not declare a dividend to be paid in the first and second quarters of 2009.

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

As we continue in this difficult economy when growth is challenging and must be managed conservatively, Union National remains committed to maintaining the safety, soundness, and strength of our institution for our customers, while improving earnings and enhancing our Corporation’s value for our stockholders.

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

As of June 30, 2009 and December 31, 2008, Union National and the Bank exceeded the current regulatory requirements to be considered a “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6% and total risk-based capital exceeding 10%.

In addition to the above requirements, Union National established target capital ratios in response to the MOU as discussed in Note 9 to the unaudited consolidated financial statements.  The targets established for the Bank were 8% for Tier I Capital to Average Total Assets, 9% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  As of June 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 7.96% and slightly below the 8% target rate established in response to the MOU.  The Bank’s measures of Tier I Capital to Risk-Based Assets of 9.82% and Total Capital to Risk-Based Assets of 12.34% both exceeded the respective 9% and 12% target rates established by the Corporation in response to the MOU.

Union National and the Bank’s regulatory capital levels as of June 30, 2009, and December 31, 2008 are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Union National Financial Corporation
June 30, 2009:
Tier 1 (leverage) capital	$40,800	8.09%	$20,167	4.00%	N/A	N/A
Tier 1 risk-based capital	40,800	9.89	16,510	4.00	N/A	N/A
Total risk-based capital	51,965	12.59	33,020	8.00	N/A	N/A
December 31, 2008:
Tier 1 (leverage) capital	$40,982	8.44%	$19,414	4.00%	N/A	N/A
Tier 1 risk-based capital	40,982	10.03	16,340	4.00	N/A	N/A
Total risk-based capital	52,092	12.75	32,680	8.00	N/A	N/A

Union National Community Bank
June 30, 2009:
Tier 1 (leverage) capital	$40,426	7.96%	$20,325	4.00%	$25,406	5.00%
Tier 1 risk-based capital	40,426	9.82	16,470	4.00	24,705	6.00
Total risk-based capital	50,790	12.34	32,940	8.00	41,175	10.00
December 31, 2008:
Tier 1 (leverage) capital	$40,601	8.41%	$19,306	4.00%	$24,133	5.00%
Tier 1 risk-based capital	40,601	9.97	16,292	4.00	24,438	6.00
Total risk-based capital	50,959	12.51	32,584	8.00	40,731	10.00

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At June 30, 2009, this limitation amounted to approximately $5,079,000. These regulations also require that any such investment, loan, extension of credit or advance be  secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National is $10,201,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National.  The balance of the trust capital securities, $799,000, is included in Tier II regulatory capital of Union National Financial Corporation above.  Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $110,735,000 at June 30, 2009 as compared to $109,907,000 at December 31, 2008. Total standby letters of credit amounted to $5,064,000 at June 30, 2009 as compared to $5,474,000 at December 31, 2008.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  There has been no material change in contracts for services since this contract was renegotiated in January 2007 through June 30, 2009.

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

Through June 30, 2009, management has sent to the OCC the documentation and progress reports as required under the MOU, and management believes that the Bank has made measurable progress in addressing the issues identified in the MOU.  However, as of June 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 7.96% and slightly below the 8% target rate established in response to the MOU.  The Bank’s measures of Tier I Capital to Risk-Based Assets of 9.82% and Total Capital to Risk-Based Assets of 12.34% both exceeded the respective 9% and 12% target rates established by the Corporation in response to the MOU.  We believe that the MOU will not constrain our current business model except to the extent that complying with capital targets may require additional capital infusions or limit the growth of total assets until capital levels increase accordingly.  The MOU has impacted our operating results by increasing our FDIC base insurance premiums.  Based upon deposit levels and the FDIC base insurance premium assessment criteria as of June 30, 2009, we estimate the additional FDIC premiums to be paid by the Corporation as a result of the MOU to be $231,000 in 2009.  Management and the Board of Directors are committed to addressing and resolving the issues identified in the MOU.

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

Federal Deposit Insurance Corporation (“FDIC”) Activity.  The Federal Deposit Insurance Reform Act of 2005 (“the Act”) amended regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to set assessment rates effective January 1, 2007.  Also, eligible insured depository institutions shared in a one-time assessment credit, which was approximately $228,000 for the Bank.  The Bank used $150,000 of this credit for the year ended December 31, 2007, and the remaining $78,000 for the six months ended June 30, 2008.

On February 27, 2009, The Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). The FDIC Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.   Under the restoration plan approved in October 2008, the FDIC Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 restoration plan amendment action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.  The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009. The new FDIC emergency premium, to be collected from all federally-insured institutions, will be 5 cents for every $100 of the Bank’s assets minus its Tier 1, or regulatory capital, as of June 30, 2009.  The FDIC’s previous planned fee was 20 cents per $100 of the Bank’s insured deposits.  For Union National, based upon the Bank’s assets and Tier 1 capital position at June 30, 2009, the additional amount of FDIC insurance expense related to this special assessment, was $237,000.  The interim rule would also permit the FDIC Board to impose a similar emergency special assessment after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

Community Reinvestment Act.  The last Community Reinvestment Act performance evaluation by the OCC resulted in a “satisfactory” rating of the Bank’s record of meeting the credit needs of its entire community.

Pennsylvania Business Corporation Law.  Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the “BCL”).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  At December 31, 2008, the National Bank Act would permit the Bank to declare dividends in 2009 of approximately $556,000, plus an amount equal to the net profits of the Bank in 2009, up to the date of any such dividend declaration.  At June 30, 2009, based on the Bank’s year-to-date net loss, the Bank would be permitted to declare dividends in 2009 of $320,000.  Through June 30, 2009, the Bank paid $188,000 of dividends to Union National in compliance with the regulatory restrictions, which was used to pay holding company interest expense and operational costs.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease approximately 6.5% as compared to the constant rate scenario.  In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase approximately 8.9%.  These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position in 2009 by the following:

•
Managing and reducing the interest cost of the Bank’s core retail deposit base including deposits obtained in our commercial cash management programs, premium money market accounts, and retail time deposits;

•	De-leveraging with repayment of higher-cost, fixed rate FHLB long-term debt and brokered CDs;
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2009, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

There were no changes since December 31, 2008 in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

Item 4T.  Controls and Procedures

The information set forth in Item 4 is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National.  There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank.  The Bank has been under a Memorandum of Understanding with the OCC since June 20, 2007, as discussed earlier in Note 9 to the financial statements and on page 36 of this report.  Through June 30, 2009, management has sent to the OCC the documentation and progress reports as required under the MOU, and management believes that the Bank has made measurable progress in addressing the issues identified in the MOU.  However, the Bank does not expect relief from stricter regulatory supervision at this time.

Item 1A.  Risk Factors

For the six months ended June 30, 2009, and through the date of this report, other than those noted below, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Possible changes to capital requirements and potential difficulties raising capital.

Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital alternatives as the regulatory capital environment changes, and if regulatory capital requirements are changed.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  In addition, if the Corporation decides to raise additional equity capital, stockholders’ interests could be diluted.

Possible changes to regulatory supervisory activities and actions.

As disclosed in Note 9 ─ Memorandum of Understanding on page 12, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of the Comptroller of the Currency (“OCC”) in 2007.  Specifically, the MOU requires the Bank to (1) implement a three-year strategic plan in accordance with specific guidelines set forth in the MOU, (2) develop and implement a three-year capital plan, in accordance with specific guidelines set forth in the MOU, including a dividend policy for the payment of dividends provided the Bank is in compliance with the capital plan, and applicable laws and regulations, (3) review and revise a written program to improve the Bank’s loan portfolio management, (4) review and revise the Bank’s funds management reports to ensure that they reflect current and projected funding needs, (5) develop and implement a risk based audit program to determine weaknesses or deficiencies in the Bank’s consumer compliance program, (6) ensure the Bank’s interest rate risk (“IRR”) measurement tool or model conforms to OCC guidelines and, if necessary, develop an action plan to address the need for a more acceptable IRR measurement model, and (7) furnish written quarterly progress reports to the OCC detailing the form and manner of actions taken to comply with the MOU.  Each provision of the MOU is subject to OCC approval, non-objection and/or review.  Management has sent to the OCC the documentation and progress reports as required under the MOU, and although management believes that the Bank has made measurable progress in addressing the issues identified in the MOU, the OCC has the authority to extend or terminate the MOU, or to issue additional higher-level supervisory enforcement actions, which could have an impact on our business strategies and operations including, but not limited to, revising our minimum regulatory capital requirements, or limiting  asset growth and our use of wholesale funding sources.

Economic conditions and declines in housing prices and real estate values

The United States, including Union National’s primary banking market, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  Union National’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  Union National has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  Union National expects continued economic weakness for most of 2009.  This environment could lead to increased levels of non-performing assets, net charge-offs and provision for credit losses compared to previous periods, which would have a negative impact to Union National’s operating results.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013. These developments will cause the premiums assessed to us by the FDIC to increase.   Potentially higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

A prolonged economic downturn, especially one affecting the Corporation’s geographic market areas, could reduce the Corporation’s customer base level of deposits and demand for financial products, such as loans.

The Corporation’s success depends significantly upon the growth in population, income levels, deposits and housing starts in its geographic markets. Unlike many larger institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the CPP under the EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions.  There can be no assurance, however, as to the actual impact that the EESA, including the CPP and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

(a)	The Annual Meeting of Stockholders was held at 10:00 a.m. on May 6, 2009, at The Eden Resort Inn, 222 Eden Road, Lancaster, Pennsylvania 17601-4216.

(b)	– (c) The following matters were voted upon:

1.      Three Class A Directors were re-elected as follows:

	Term Expires	Votes Cast “For”	Votes to “Withhold Authority”
Mark D. Gainer	2012	1,997,799	241,819
Darwin A. Nissley	2012	1,999,161	240,457
James R. Godfrey	2012	1,957,130	282,488

Directors whose term continued after the meeting:

Class B Directors		Class C Directors
Donald Cargas, Jr.	2010	Kevin D. Dolan	2011
Barry C. Huber	2010	Thomas J. McGrath	2011
Lloyd C. Pickell	2010	William M. Nies	2011

2.	To approve and adopt the amendment to the Corporation’s Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.25 per share:

Votes Cast For:	1,016,189
Votes Cast Against:	849,748
Votes Abstained:	27,549

Item 5.  Other Information

None

Item 6.  Exhibits

3.           The following Exhibits are filed herewith, or incorporated by reference as a part of this Report:

3(i)
Union National Community Corporation’s Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on May 13, 2009.)

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

Union National Financial Corporation
(Registrant)

Date: August 14, 2009	By	/s/ Mark D. Gainer
Mark D. Gainer Chairman, CEO and President (Principal Executive Officer)

Date: August 14, 2009	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)