Form 10-Q
period 2009-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2009-11-16
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to

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

 2,739,496 shares of $.25 (par) common stock were outstanding as of November 13, 2009.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition As of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Nine Months Ended September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	41

Item 4T.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I ─ FINANCIAL INFORMATION

Item 1.  Financial Statements

Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited; Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets
Cash and Due from Banks	$9,355	$17,621
Federal Funds Sold	–	14,150
Short-Term Investments	16,000	–
Interest-Bearing Demand Deposits in Other Banks	44,684	66
Total Cash and Cash Equivalents	70,039	31,837
Interest-Bearing Time Deposits in Other Banks	11,924	1,775
Investment Securities Available for Sale	46,374	64,289
Loans and Leases, Net of Unearned Income	342,506	358,280
Less: Allowance for Credit Losses	(4,798)	(4,358)
Net Loans and Leases	337,708	353,922
Premises and Equipment, Net	11,617	12,088
Restricted Investment in Bank Stocks	3,705	3,703
Bank-Owned Life Insurance	11,431	11,108
Other Assets	7,903	6,387
Total Assets	$500,701	$485,109

Liabilities
Deposits:
Non-Interest Bearing	$54,752	$46,875
Interest-Bearing	360,210	336,702
Total Deposits	414,962	383,577
Long-Term Debt	33,334	50,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,506	3,063
Total Liabilities	469,143	454,315

Stockholders’ Equity
Preferred Stock (Series A), $1,000 liquidation value
Shares authorized - 10,000,000; Issued – 700,000 and 0 at September 30, 2009 and December 31, 2008, respectively	700	–
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued – 3,107,513 and 3,138,265 at September 30, 2009 and December 31, 2008, respectively; Outstanding - 2,739,324 and 2,720,076 at September 30, 2009 and December 31, 2008, respectively	777	785
Surplus	13,912	14,868
Retained Earnings	23,379	23,434
Accumulated Other Comprehensive Income	123	36
Treasury Stock, at cost; 368,189 and 418,189 at September 30, 2009 and December 31, 2008, respectively	(7,333)	(8,329)
Total Stockholders’ Equity	31,558	30,794
Total Liabilities and Stockholders’ Equity	$500,701	$485,109

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Interest Income
Interest and Fees on Loans and Leases	$5,597	$6,158	$16,478	$18,665
Investment Securities:
Taxable Interest	297	823	1,264	2,395
Tax-Exempt Interest	71	–	160	–
Dividends	9	39	31	107
Other	78	17	165	239
Total Interest Income	6,052	7,037	18,098	21,406

Interest Expense
Deposits	2,022	2,139	6,540	7,293
Short-Term Borrowings	–	123	–	188
Long-Term Debt	468	671	1,629	2,130
Junior Subordinated Debentures	201	264	645	830
Total Interest Expense	2,691	3,197	8,814	10,441
Net Interest Income	3,361	3,840	9,284	10,965
Provision for Credit Losses	522	47	1,446	326
Net Interest Income after Provision for Credit Losses	2,839	3,793	7,838	10,639

Non-Interest Income
Income from Fiduciary Activities	39	42	132	200
Service Charges on Deposit Accounts	588	504	1,601	1,450
Other Service Charges, Commissions, Fees	294	288	858	822
Alternative Investment Sales Commissions	125	231	428	638
Mortgage Banking/Brokerage Activities	22	31	90	67
Earnings from Bank-Owned Life Insurance	108	112	323	330
Other Income	24	22	332	168

Net Gain (Loss) on Sale of Investment Securities	397	(42)	1,791	159
Less: Impairment Charges on Investment Securities	(170)	–	(1,471)	–
Net Investment Securities Gains (Losses)	227	(42)	320	159
Total Non-Interest Income	1,427	1,188	4,084	3,834

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,680	1,908	5,297	5,716
Net Occupancy	414	421	1,313	1,379
Furniture and Equipment	227	273	713	749
Professional Fees and Regulatory Assessments	316	117	817	685
Data and ATM Processing	406	423	1,236	1,243
Pennsylvania Shares Tax	89	53	267	228
Advertising and Marketing	42	179	159	366
Supplies and Postage	66	87	214	307
FDIC Insurance	238	104	898	291
Other Expense	689	576	1,747	1,793
Total Non-Interest Expense	4,167	4,141	12,661	12,757
Income (Loss) Before (Benefit from) Provision for Income Taxes	99	840	(739)	1,716
(Benefit from) Provision for Income Taxes	(48)	214	(482)	373
Net Income (Loss)	147	626	(257)	1,343
Preferred Stock Dividends	–	–	–	–
Net Income (Loss) Available to Common Stockholders	$147	$626	$(257)	$1,343

Earnings (Loss) Per Common Share
Basic	$0.05	$0.23	$(0.09)	$0.51
Diluted	0.05	0.23	(0.09)	0.51
Cash Dividends Paid Per Common Share	–	–	–	–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; Dollars in thousands, except share data)

	Nine Months Ended September 30, 2009
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2008	2,720,076	$–	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Income:
Net Loss	–	–	–	–	(257)	–	–	(257)
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	–	–	–	–	–	289	–	289
Total Comprehensive Income								32
Issuance of Preferred Stock		700	–	(30)	–	–	–	670
Issuance of Common Stock under:		–
Dividend Reinvestment Plan	19,248	–	4	58	–	–	–	62
Retirement of Treasury Stock (50,000 shares)	–	–	(12)	(984)	–	–	996	–
Cumulative Effect of ASC Topic 320, “Investments – Debt and Equity Securities” Adoption (net of $104 tax effect)	–	–	–	–	202	(202)	–	–
Balance at September 30, 2009	2,739,324	$700	$777	$13,912	$23,379	$123	$(7,333)	$31,558

	Nine Months Ended September 30, 2008
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	2,546,549	$–	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Income:
Net Income	–	–	–	–	1,343	–	–	1,343
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	–	–	–	–	–	(598)	–	(598)
Total Comprehensive Income								745
Issuance of Common Stock under:
Private Placement Stock Offering, net of costs	172,132	–	44	1,546	–	–	–	1,590
Dividend Reinvestment and Stock Purchase Plan	745	–	–	8	–	–	–	8
Employee Plans	650	–	–	5	–	–	–	5
Implementation of ASC Topic 715, “Split- Dollar Life Insurance Arrangements”	–	–	–	–	(73)	–	–	(73)
Balance at September 30, 2008	2,720,076	$–	$785	$14,872	$24,333	$(586)	$(8,329)	$31,075

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(257)	$1,343
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	891	969
Provision for Credit Losses	1,446	326
Net Amortization (Accretion) of Investment Securities Premiums (Discounts)	414	(69)
Net Investment Securities Gains	(320)	(159)
Earnings from Bank-Owned Life Insurance	(323)	(330)
(Increase) Decrease in Accrued Interest Receivable	(80)	234
Benefit from Deferred Income Taxes	(626)	(77)
Increase in Other Assets	(965)	(353)
Increase (Decrease) in Other Liabilities	443	(781)
Cash Payments Related to Restructuring Charge	–	(214)
Net Cash Provided By Operating Activities	623	889

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	183,337	35,808
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	19,927	35,190
Purchases of Available-for-Sale Securities	(185,007)	(71,780)
Net Purchases of Time Deposits in Other Banks	(10,149)	(1,874)
Net Increase of Restricted Investments in Bank Stocks	(2)	(127)
Net Decrease (Increase) in Loans and Leases	4,549	(6,327)
Proceeds from Sale of Loans	9,800	–
Purchases of Premises, Equipment and Software	(342)	(4,049)
Proceeds from Sale of Real Estate Owned	349	–
Net Cash Provided By (Used In) Investing Activities	22,462	(13,159)

Cash Flows from Financing Activities
Net Increase (Decrease) in Demand Deposits and Savings Accounts	25,146	(4,168)
Net Increase (Decrease) in Time Deposits	6,239	(2,764)
Issuance of Common Stock, net of costs	62	1,603
Issuance of Preferred Stock, net of costs	670	–
Payments on Long-Term Debt	(17,000)	(17,482)
Net Increase in Short-Term Borrowings	–	14,800
Net Cash Provided by (Used in) Financing Activities	15,117	(8,011)

Net Increase (Decrease) in Cash and Cash Equivalents	38,202	(20,281)
Cash and Cash Equivalents at Beginning of Period	31,837	37,882
Cash and Cash Equivalents at End of Period	$70,039	$17,601

Supplemental Disclosures of Cash Flow Activities
Interest Paid	$8,893	$11,277
Income Tax Paid	750	–

Supplemental Disclosures of Non-cash Flow Activities
Transfers to Other Real Estate Owned	$419	$–
Retirement of Treasury Stock (50,000 shares in 2009)	$996	$–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Notes to Unaudited Consolidated Financial Statements

 Note 1 – Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Union National Financial Corporation (“Union National”), its subsidiary Union National Community Bank (the “Bank”), and Bank subsidiary, Union National Insurance Agency.   All material intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2009.  The reclassifications had no effect on net income (loss).  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established during 2003 and 2004 for the purpose of issuing $11,000,000 of trust capital securities, are not consolidated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2009 and December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the periods ended September 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Union National’s Forms 10-Q and 8-K, that were filed during 2009 with the SEC.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through November 16, 2009, the date these consolidated financial statements were issued.

Note 2 – Use of Estimates

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

Note 3 ─ Recent Accounting Pronouncements

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification ™ (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” were ASC stands for Accounting Standards Codification.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.

FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, changes to the ASC subsequent to June 30, 2009 will be referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations, but will change the referencing system for accounting standards.

ASU 2009-05
In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

●	A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset. b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

●	Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Note 4 ─ Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if (i) preferred stock shares were converted to common stock shares, and (ii) options to issue common stock were exercised.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.  For the three and nine months ended September 30, 2009 and 2008, there were no preferred stock conversions or no stock options, which would have a dilutive effect.  Preferred stock was issued in 2009, but is excluded from this calculation due to the preferred stock conversion price being higher than Union National’s stock price.  All stock options outstanding, 91,958 and 105,686 as of September 30, 2009 and 2008, respectively, had no intrinsic value.  Accordingly, the diluted earnings per share for each period was not affected by the impact of stock options outstanding.

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008, are presented below (amounts, except earnings per share, in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net Income (Loss)	$147	$626	$(257)	$1,343
Weighted-average common shares outstanding	2,738	2,717	2,727	2,617
Basic earnings (loss) per share	$0.05	$0.23	$(0.09)	$0.51

Weighted-average common shares outstanding	2,738	2,717	2,727	2,617
Effect of Diluted Securities:
Convertible Preferred Stock	–	–	–	–
Total weighted-average common shares and equivalents	2,738	2,717	2,727	2,617
Diluted earnings (loss) per share	$0.05	$0.23	$(0.09)	$0.51

Note 5 – Investment Securities Available For Sale

Mortgage-backed securities at December 31, 2008, have been reclassified to conform to the financial statement footnote presentation at September 30, 2009.  At September 30, 2009, mortgage-backed securities are reported in two categories (i) U.S. Agency Mortgage-Backed Securities and (ii)  Private Issuer Mortgage-Backed Securities, whereas, previously they were reported as one category.  The reclassifications had no effect on our unaudited consolidated financial statements.

The amortized cost and fair value of investment securities are presented in the table below (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of the related tax expense (benefit).

	At September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$42,893	$104	$(139)	$42,858
Private Issuer Mortgage-Backed Securities	2,662	123	–	2,785
Corporate Securities	550	97	–	647
Equity Securities	83	11	(10)	84
Total Investment Securities	$46,188	$335	$(149)	$46,374

	At December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$55,693	$661	$(104)	$56,250
Private Issuer Mortgage-Backed Securities	3,453	–	(234)	3,219
Obligations of U.S. Government Agencies	3,379	17	–	3,396
Corporate Securities	1,481	6	(269)	1,218
Equity Securities	227	42	(63)	206
Total Investment Securities	$64,233	$726	$(670)	$64,289

The amortized cost and fair value of investment securities at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$–	$–	$1,514	$1,528
Due After One Year Through Five Years	–	–	1,865	1,868
Due After Five Years Through Ten Years	–	–		
Due After Ten Years	550	647	1,481	1,218
	550	647	4,860	4,614

U.S. Agency Mortgage-Backed Securities	42,893	42,858	55,693	56,250
Private Issuer Mortgage-Backed Securities	2,662	2,785	3,453	3,219
Equity Securities	83	84	227	206
Total Investment Securities	$46,188	$46,374	$64,233	$64,289

The following tables show gross unrealized losses and fair value of the Corporation’s investment securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands) at September 30, 2009 and December 31, 2008:

	At September 30, 2009
	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$19,763	$(139)	$		$		$19,763	$(139)
Equity Securities				17		(10)	17	(10)
Total Temporarily Impaired Securities	$19,763	$(139)		$17		$(10)	$19,780	$(149)

	At December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$15,954	$(102)	$73	$(2)	$16,027	$(104)
Private Issuer Mortgage-Backed Securities	–	–	1,863	(234)	1,863	(234)
Corporate Securities	476	(269)	–	–	476	(269)
Equity Securities	69	(42)	26	(21)	95	(63)
Total Temporarily Impaired Securities	$16,499	$(413)	$1,962	$(257)	$18,461	$(670)

For the three months ended September 30, 2009 and 2008, Union National received gross proceeds of $112,142,000 and $11,329,000, respectively, on the sale of investment securities.  The following tables present information related to the Corporation’s realized gains and losses on the sales of investment securities, and losses recognized for the other-than-temporary impairment of investment securities, for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Obligations of U.S. Government Agencies	$130	$(25)	$–	$105
U.S. Agency Mortgage-Backed Securities	170	(27)	–	143
Private Issuer Mortgage-Backed Securities	–	–	(160)	(160)
Municipal Securities	134	(4)	–	130
U.S. Treasuries	19	–	–	19
Corporate Securities	–	–	(10)	(10)
Total	$453	$(56)	(170)	$227

	Three Months Ended September 30, 2008
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Losses
Obligations of U.S. Government Agencies	$–	$(14)	$–	$(14)
U.S. Agency Mortgage-Backed Securities	27	(50)	–	(23)
Equity Securities	6	(11)	–	(5)
Total	$33	$(75)	$–	$(42)

For the nine months ended September 30, 2009 and 2008, Union National received gross proceeds of $183,337,000 and $35,808,000, respectively, on the sale of investment securities.  The following tables present information related to the Corporation’s gains and losses on the sales of investment securities, and losses recognized for the other-than-temporary impairment of investment securities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-Than- Temporary Impairment Losses	Net Gains (Losses)
Obligations of U.S. Government Agencies	$140	$(25)	$–	$115
U.S. Agency Mortgage-Backed Securities	1,636	(70)	–	1,566
Private Issuer Mortgage-Backed Securities	–	–	(612)	(612)
Municipal Securities	134	(4)	–	130
U.S. Treasuries	19	–	–	19
Corporate Securities	–	–	(859)	(859)
Equity Securities	–	(39)	–	(39)
Total	$1,929	$(138)	$(1,471)	$320

	Nine Months Ended September 30, 2008
	Gross Realized Gains	Gross Realized Losses	Other-Than- Temporary Impairment Losses	Net Gains (Losses)
Obligations of U.S. Government Agencies	$108	$(15)	$–	$93
U.S. Agency Mortgage-Backed Securities	120	(50)	–	70
Corporate Securities	9	(62)	–	(53)
Equity Securities	60	(11)	–	49
Total	$297	$(138)	$–	$159

Other-Than-Temporary Impairment (OTTI) of Investment Securities
In determining fair value and assessing the potential for other-than-temporary impairment (OTTI) of securities in the Union National investment portfolio as of September 30, 2009, Union National management primarily considered the following accounting principles and guidance from the Accounting Standards Codification (“ASC”): (i) ASC Topic 320, “Investments – Debt and Equity Securities”, and (ii) ASC Topic 820, “Fair Value Measurements and Disclosures”.  Additionally, management considered SEC guidance including (i) SAB Topic 5M, “Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and (ii) additional interpretive guidance SEC #2008-234, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting”.

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

Effective April 1, 2009, the accounting principles and guidance referenced above requires that the credit-related portion of OTTI on debt securities be recognized in earnings, while the noncredit-related portion of OTTI on debt securities not expected by management to be sold be recognized in Other Comprehensive Income (OCI).  Management determined that OTTI recorded in the fourth quarter of 2008 against a private-issuer mortgage-backed security, not expected to be sold, had both credit-related and noncredit-related portions of OTTI; however, in 2008, the entire OTTI charge on this security was recognized in earnings.  The noncredit-related portion was determined to be $306,000 pre-tax.  Accordingly, on April 1, 2009, a cumulative effect adjustment was recorded in the after-tax amount of $202,000 to increase retained earnings and decrease unrealized gains (losses) in accumulated other comprehensive income (loss) for the noncredit-related portion of the OTTI recorded in 2008.

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for securities still held by the Corporation at September 30, 2009 (in thousands):

Cumulative Credit Losses on Impaired Securities
Balance at January 1, 2009	$2,090
Cumulative effect of ASC Topic 320, “Investments – Debt and Equity Securities” adoption - non-credit portion of previous OTTI	(306)
Additional OTTI taken for credit losses	1,471
Balance at September 30, 2009	$3,255

As of September 30, 2009, Union National maintains five investment securities with recorded impairments.  The fair value of the five impaired investments was $3,432,000 as compared to an original amortized cost of $8,950,000.  The following table provides additional information related to these five investment securities (in thousands):

				At September 30, 2009
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Value	Value	Taken

Private Issuer Mortgage-Backed Securities:
Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	CC	$1,294	$1,385	$706
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	1,368	1,400	452
Total Mortgage-Backed Securities	$5,950			$2,662	$2,785	$1,158

Corporate Securities:
InCaps Funding II Senior Note	$1,000	A-	BB	$285	$330	$631
InCaps Funding II Junior Note	1,000	BBB	B	265	317	530
USCap Funding V	1,000	BBB	C	–	–	936
Total Corporate Securities	$3,000			$550	$647	$2,097

Total Securities with OTTI	$8,950			$3,212	$3,432	$3,255

As discussed more thoroughly in Note 12 to the unaudited consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of September 30, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

During the first nine months of 2009, four of the Bank’s five private-issuer securities were downgraded to below investment grade. The fifth private-issuer security was downgraded to below-investment-grade in December 2008.  Accordingly, the Bank recorded $1,471,000 of other-than-temporary impairment charges in the first nine months of 2009 including (i) $859,000 related to three pooled trust-preferred debt securities supported primarily by obligations from other banks, and (ii) $612,000 related to one private issuer mortgage-backed security not guaranteed by the U.S. government.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.

Management determined that further impairments as of September 30, 2009 were not warranted on these five securities based upon the following considerations:

•
The financial condition and near-term prospects of the issuers reflect only one probable default, which was fully considered when determining the other-than-temporary impairment of the respective security.

•
Four of the five impaired investment securities were current, as of September 30, 2009, for scheduled investment interest payments, and principal repayments for the two private issuer mortgage-backed securities, have occurred regularly since issuance.  Based upon the information reviewed by management in preparing the financial statements, the financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology or a discontinuance of a business segment, that may have further impaired the earnings potential of the investments.

•
The securities experienced very limited trading activity during the last 12 months being in a market sector with a high degree of illiquidity and dislocation; therefore, determining fair value based upon discounted cash flows is considered reasonable.

•
Management does not intend to sell the securities, and it is not likely that management will be required to sell the securities before recovery, and though management does not expect to recover the amortized cost of the securities, management expects to hold the securities until a reasonable recovery towards the current carrying value.

Note 6 – De-Leveraging and Restructuring Activities

In 2009, the Bank continued with de-leveraging activities to reduce its cost of funds and improve its net interest margin by using funds from low-interest earning assets to pay down higher-interest long-term debt.  For the nine months ended September 30, 2009, the Bank prepaid $17,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.36%, incurring $536,000 of prepayment penalties, which were included in other non-interest expense.  At September 30, 2009, the balance of long-term debt was $33,334,000.  For the nine months ended September 30, 2008, the Bank prepaid $17,482,000 of FHLB advances, which had a fixed weighted average interest cost of 4.18%, incurring $68,000 of FHLB debt prepayment penalties.  For all of 2008, the Bank prepaid $18,482,000 of FHLB advances with a weighted average interest cost of 4.19%, reducing total long-term debt to $50,334,000 at December 31, 2008.

Additionally, for the nine months ended September 30, 2008, and for all of 2008, the Bank called $16,410,000 of brokered CDs with a fixed weighted average interest cost of 4.91%.  No brokered CDs were called during the nine months ended September 30, 2009.  However, subsequent to September 30, 2009, the Bank repaid a $5,241,000 brokered CD with an interest cost of 3.90% that matured on October 15, 2009.

In addition, the Bank made cash payments of $214,000 during the nine months ended September 30, 2008 related to accrued severance liabilities remaining from 2007 restructuring activities.  The severance liability was paid in full by December 31, 2008.

Note 7 – Junior Subordinated Debentures

Union National has three issuances of junior subordinated debentures outstanding as of September 30, 2009 and December 31, 2008.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.34% and 6.32% at September 30, 2009 and December 31, 2008, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.41% and 4.15% at September 30, 2009 and December 31, 2008, respectively.

All of the junior subordinated debentures are callable at Union National’s option beginning at five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II became callable in October 2009, and the Bank’s subordinated debenture will become callable in July 2011.  These issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.

Note 8 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan

Preferred Stock
On September 15, 2009, Union National filed with the Pennsylvania Department of State two Statements with Respect to Shares which, effective upon filing, designated two series of preferred stock as “5% Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A” (“Series A Preferred Stock”), and “6% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B” (“Series B Preferred Stock”), and set forth the voting and other powers, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions of the Series A Preferred Stock and Series B Preferred Stock.

Terms of the Series A Preferred Stock:
Dividends on the Series A Preferred Stock are payable quarterly in arrears if, when, and as declared by the Corporation’s Board of Directors, at a rate of 5.00% per year on the liquidation preference of $1,000 per share. Dividends, if declared, will be payable quarterly on January 31, April 30, July 31, and October 31 of each year (each a “Dividend Payment Date”).  In the case of the dividend payable on the first Dividend Payment Date, such dividend shall be prorated based on the number of days elapsed from the date of purchase to the first Dividend Payment Date over a quarterly dividend period of ninety (90) days.  Dividends on the Series A Preferred Stock are non-cumulative. Holders of the Series A Preferred Stock may convert their shares into common stock at any time upon approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), if required, at the conversion prices listed below:

Conversion Date:	Conversion Price per Share
September 15, 2009 through September 14, 2010	$4.00
September 15, 2010 through September 14, 2011	$6.25
September 15, 2011 through September 14, 2012	$7.50
September 15, 2012 through September 14, 2013	$8.75
On or After September 15, 2013	$10.00

The Series A Preferred Stock only may be redeemed by the Corporation, upon approval of the Federal Reserve. If the Corporation redeems the Series A Preferred Stock on or prior to September 14, 2014, the redemption price will include a premium decreasing over time from 2.5% to 0.5% of the liquidation preference. The holders of the Series A Preferred Stock do not have voting rights except as required by Pennsylvania Business Corporation Law of 1988, as amended.

Terms of the Series B Preferred Stock:
Dividends on the Series B Preferred Stock are payable quarterly in arrears if, when, and as declared by the Corporation’s Board of Directors, at a rate of 6.00% per year on the liquidation preference of $1,000 per share. Dividends, if declared, will be payable quarterly on January 31, April 30, July 31, and October 31 of each year (each a “Dividend Payment Date”).  In the case of the dividend payable on the first Dividend Payment Date, such dividend shall be prorated based on the number of days elapsed from the date of purchase to the first Dividend Payment Date over a quarterly dividend period of ninety (90) days.  Dividends on the Series B Preferred Stock are non-cumulative. Shares of the Series B Preferred Stock are not convertible or exchangeable into shares of the Corporation’s common stock or any other security of the Corporation.

The Series B Preferred Stock only may be redeemed by the Corporation, upon approval of the Federal Reserve. If the Corporation redeems the Series B Preferred Stock on or prior to September 14, 2014, the redemption price will include a premium decreasing over time from 2.5% to 0.5% of the liquidation preference. The holders of the Series B Preferred Stock do not have voting rights except as required by Pennsylvania Business Corporation Law of 1988, as amended.

Sales of Preferred Stock:
Union National has sold shares of its Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows:

Between September 25, 2009, and September 30, 2009, Union National sold 700 shares of its Series A Preferred Stock to ten “accredited investors” (as defined in Rule 501 of SEC Regulation D) and three non-accredited investors (all three of whom had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment) for total gross proceeds of $700,000, which have been offset by issuance costs of $30,000.

Subsequent to September 30, 2009, Union National received an additional $450,000 (450 shares of its Series A Preferred Stock to six “accredited investors”).

Common Stock
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

Dividend Reinvestment Plan (“DRIP”)
Union National maintains a DRIP for record holders of the Corporation’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP. For the nine months ended September 30, 2009, there were no dividends paid by the Corporation; however, eligible shareholders made voluntary cash payments totaling $62,000, which were used to purchase 19,248 common shares.

Note 9 – Formal Written Agreement with the Office of the Comptroller of the Currency (“OCC”)

On August 27, 2009, Union National Community Bank (the "Bank"), the wholly-owned banking subsidiary of Union National, entered into a formal written agreement (the “Agreement”) with the OCC.  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the provisions of the Agreement, (2) have the board of directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.

The Agreement supersedes the previous Memorandum of Understanding ("MOU") entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three-year strategic plan and three-year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC has established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At September 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.19%, Tier I Capital to Risk-Based Assets of 9.80% and Total Capital to Risk-Based Assets of 12.35%.  At September 30, 2009, all three ratios exceeded the respective 8.0%, 9.5 % and 12% required ratios.   The capital ratios reflect the infusion of $700,000 raised in the early phases of a preferred stock private placement.  In order to maintain the Bank’s capital levels and to continue to meet the OCC’s new minimum requirement, the Bank may have to raise additional capital, reduce its assets or both.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to such administrative actions or sanctions as the OCC considers necessary.

Management and the board of directors are committed to taking the necessary actions to fully maintain the new minimum capital ratios and address the provisions of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.

Note 10 – Commitments, Guarantees and Contingencies

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of September 30, 2009, the Bank had $112,071,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $109,907,000 at December 31, 2008.  The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $6,523,000 and $5,474,000 of standby letters of credit outstanding as of September 30, 2009 and December 31, 2008, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at September 30, 2009 and December 31, 2008, for Bank guarantees under standby letters of credit issued is not considered to be material.

Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  The Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums for the 15 months ended September 30, 2009 exceeded the actual processed expenses by $246,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $80,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of September 30, 2009 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

Note 11 – Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation – Stock Compensation”, Union National recognizes compensation expense for share-based awards based upon an assessment of the fair value on the grant date.  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  Stock compensation expense is recognized on a straight-line basis over the vesting period of the award.  No share-based awards were granted or vested during the three or nine months ended September 30, 2009 and 2008; accordingly, no compensation expense was recorded for these periods.

Union National had two plans with stock options outstanding as of September 30, 2009: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of September 30, 2009.  Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors.  It is Union National’s policy to issue new shares upon the exercise of stock options.

Stock option activity for the nine months ended September 30, 2009, is summarized below:

	Shares	Weighted-Average Exercise Price
Beginning of Period (Prices range from $11.52 to $22.14)	93,511	$18.82
Granted	–	–
Exercised	–	–
Forfeited	(1,553)	18.26
Expired	–	–
End of Period (Prices range from $11.52 to $22.14)	91,958	$18.82

The following table presents information regarding options outstanding (all fully vested and exercisable) at September 30, 2009:
Number of options	91,958
Weighted-average contractual remaining term	4.1 Years
Weighted-average exercise price	$18.82
Aggregate intrinsic value	$–

Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.

Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

ASC Topic 820 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.  Further, ASC Topic 820 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and the Corporation must evaluate the weight of evidence to determine whether the transactions are orderly. It provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

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

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  As of September 30, 2009, the fair value of securities valued using Level 3 inputs was determined by management by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns.  Prior to September 30, 2008, management used market pricing based upon quoted prices from very limited trading activity of the issuances.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Available-For-Sale Securities
Inputs:	September 30, 2009	December 31, 2008
Level 1	$14	$74
Level 2	42,928	59,778
Level 3	3,432	4,437
Total Fair Value	$46,374	$64,289

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using significant unobservable (Level 3) inputs (in thousands):
Available-For-Sale Securities
Beginning Balance at January 1, 2009	$4,437
Payments received (applied to principal), net of accretion	(555)
Total realized and unrealized gains
Included in net income (loss)	(1,471)
Included in other comprehensive income (loss)	1,021
Ending Balance at September 30, 2009	$3,432

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. The valuation allowance on impaired loans was $1,143,000 and $1,499,000 at September 30, 2009 and December 31, 2008, respectively.

The balance of loans and leases that were considered to be impaired under GAAP was $7,347,000 and $9,360,000, which consisted of ten and sixteen loan and lease relationships to unrelated borrowers, at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, three of the relationships represented 81% of the total impaired loans and leases of $7,347,000.  The decrease in impaired loans and leases was the result of loan pay-offs through the loan workout process as well as charge-offs during the year.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $6,807,000 and $5,058,000 of impaired loans and leases, which consisted of seven and eight loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,143,000 and $1,499,000 at September 30, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases has a related allowance due to the probability of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Impaired Loans	$–	$–	$5,664	$5,664
Repossessed Assets	–	–	464	464
Other Real Estate Owned	–	–	70	70
Total	$–	$–	$6,198	$6,198

	December 31, 2008
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Impaired Loans	$–	$–	$3,559	$3,559
Repossessed Assets	–	–	479	479
Other Real Estate Owned	–	–	–	–
Total	$–	$–	$4,038	$4,038

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The estimated fair values of the Corporation’s financial instruments as of September 30, 2009 and December 31, 2008 (in thousands) are set forth in the table below.  The information in the table should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$70,039	$70,039	$31,837	$31,837
Interest-Bearing Time Deposits in Other Banks	11,924	12,027	1,775	1,838
Investment Securities Available for Sale	46,374	46,374	64,289	64,289
Loans and Leases, Net	337,708	326,597	353,922	354,195
Restricted Investment in Bank Stocks	3,705	3,705	3,703	3,703
Accrued Interest Receivable	1,704	1,704	1,624	1,624
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	55	316	86	285

Liabilities:
Demand and Savings Deposits	214,870	214,870	189,724	189,724
Time Deposits	200,092	202,514	193,853	195,611
Long-term Debt	33,334	34,646	50,334	52,976
Junior Subordinated Debentures	17,341	17,046	17,341	19,182
Accrued Interest Payable	1,343	1,343	1,422	1,422

Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	–	–	–	–

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at September 30, 2009 and December 31, 2008:

Cash and cash equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and short-term investments (U.S. Treasury Bills with a maturity of less than 60 days) approximate their fair values.

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

Loans and Leases:  For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying value approximate fair value.  The fair value of other loans and leases are estimated by calculating the present value of future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Long-term debt: The fair values of Union National’s long-term debt are estimated using discounted cash flow analyses, based on Union National's incremental borrowing rates for similar types of borrowing arrangements.

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

Note 13 – Comprehensive Income (Loss)

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).   The components of comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2009
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Income (Loss)	$99	$(48)	$147	$(739)	$(482)	$(257)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Arising During the Period	415	141	274	452	154	298
Reclassification Adjustment for Cumulative Effect of ASC Topic 320, “Investments – Debt and Equity Securities”	–	–	–	306	104	202
Reclassification Adjustment for Securities Gains included in Net Income (Loss)	(397)	(135)	(262)	(1,791)	(609)	(1,182)
Reclassification Adjustment for Impairment Charges on Investment Securities	170	58	112	1,471	500	971
Other Comprehensive Income	188	64	124	438	149	289
Total Comprehensive Income (Loss)	$287	$16	$271	$(301)	$(333)	$32

	Three Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2008
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Income	$840	$214	$626	$1,716	$373	$1,343
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Arising During the Period	800	272	528	(1,064)	(361)	(703)
Reclassification Adjustment for Securities (Losses) Gains included in Net Income	(42)	(14)	(28)	159	54	105
Other Comprehensive Income (Loss)	758	258	500	(905)	(307)	(598)
Total Comprehensive Income	$1,598	$472	$1,126	$811	$66	$745

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

Federal Home Loan Bank (“FHLB”) Stock Impairment Analysis
Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount Union National is required to invest is dependent upon the relative size of outstanding borrowings it has with the FHLB.  Excess stock is typically repurchased from Union National at par if the borrowings decline to a predetermined level.  Throughout most of 2008, Union National earned a return or dividend on the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year-ended December 31, 2008 and for the nine months ended September 30, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Union National will continue to monitor the financial condition of the FHLB quarterly.

Financial Condition

Total assets increased by $15,592,000 or 3% to $500,701,000 at September 30, 2009 from $485,109,000 at December 31, 2008.  The increase was primarily the result of strong retail deposit generation, which further strengthened Union National’s liquidity position. The proceeds received from the deposit growth were used to purchase short-term investments.  Total deposits grew by $31,385,000 or 8% to $414,962,000 at September 30, 2009 from $383,577,000 at December 31, 2008.

Investment Securities
Investment securities were $46,374,000 at September 30, 2009 as compared to $64,289,000 at December 31, 2008.  All of Union National’s investment securities were classified as available for sale at September 30, 2009 and December 31, 2008.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as an ultimate source of liquidity and a tool to manage interest rate risk.  In order to support these functions, we have designated our entire portfolio of investment securities as being available for sale.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

Union National purchases certain types of mortgage-backed and asset-backed securities to better position our investment portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position.  These securities may be purchased at premiums or discounts, with short-, mid-, or long-term average expected lives or maturities.  Overall yields on these securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments.  Cash flows from these securities and changes in market interest rates are considered in our net interest income simulation model (see related discussion titled Market Risk - Interest Rate Risk on page 40).

Union National sold $183,337,000 of investment securities and recognized $1,791,000 in net gains, and purchased $185,007,000 of investment securities in 2009.  We periodically assess the strategy of selling mortgage-backed securities and other available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance our net interest margin.  We regularly evaluate our available-for-sale portfolio for possible opportunities to increase earnings through potential investment security sales or portfolio repositioning.  Investment securities (including some short-term investments) carried at $58,858,000 at September 30, 2009, and $59,646,000 at December 31, 2008 were pledged to secure public, trust, and government deposits and for other purposes.

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

As of September 30, 2009 and December 31, 2008, Union National had a portfolio of investment securities as follows (in thousands):

	September 30, 2009	December 31, 2008
Market Value of Debt Securities	$46,290	$64,083
Market Value of Equity Securities	84	206
Total Market Value of Investment Securities	$46,374	$64,289

Debt securities include government agencies, mortgage-backed securities, collateralized mortgage obligations and corporate securities.  At September 30, 2009, there were nine debt securities with unrealized losses of $139,000 that amounted to 0.7% of their amortized cost, as compared to December 31, 2008, when there were twenty-three debt securities with unrealized losses of $607,000 that amounted to 3.2% of their amortized cost.  We believe that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines in investment securities’ fair value below amortized cost have been provided for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  The market values include net unrealized gains of $1,000 as of September 30, 2009 as compared to net unrealized losses of $21,000 as of December 31, 2008. Union National sold $105,000 of these equity securities in 2009 and recognized losses of $39,000.

As of September 30, 2009, $14,000 of the fair value of total investment securities were measured using Level 1 inputs as defined by fair value measurement and disclosure guidance, $42,928,000 or 93% of the fair value were measured using Level 2 inputs, and $3,432,000 or 7% of the fair value were measured using Level 3 inputs (see definitions and related discussion in Note 10 to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $3,432,000 at September 30, 2009 from $4,437,000 at December 31, 2008. Of the decrease in value, $1,471,000 was related to impairment charges that were included in net income and $555,000 was related to principal and interest payments received (net of accretion), which were fully applied to principal, offset by $1,021,000 of unrealized gains (with a corresponding after-tax increase to stockholders’ equity of $674,000 recorded as other comprehensive income).

In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

As of September 30, 2009, Union National maintains five investment securities with recorded impairments.  The fair value of the five impaired investments is $3,432,000 at of September 30, 2009, as compared to an original amortized cost of $8,950,000.  All payments received on impaired investment securities are fully applied to principal.

ASC Topic 320, “Investments – Debt and Equity Securities” provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.  Further, fair value measurement and disclosure guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and the Corporation must evaluate the weight of evidence to determine whether the transactions are orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

As discussed in Note 12 to the consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns.  Under ASC Topic 320, “Investments – Debt and Equity Securities” when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of September 30, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were a reasonable basis in determining the fair value of the corporate investment securities.  Prior to September 30, 2008, management used other observable inputs to determine the fair value of the corporate investment securities including broker indicated prices and quoted prices in limited trading activity of the issuances.

During the first nine months of 2009, four of the Bank’s five private-issuer securities were downgraded to below investment grade. The fifth private-issuer security was downgraded to below-investment-grade in December 2008.  Accordingly, the Bank recorded $1,471,000 of other-than-temporary impairment charges in the first nine months of 2009 including (i) $859,000 related to three pooled trust-preferred debt securities supported primarily by obligations from other banks, and (ii) $612,000 related to a mortgage-backed security not guaranteed by the U.S. government.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary, requiring the write-down.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.  (See Note 5 to the unaudited consolidated financial statements.)

Management determined that further impairments as of September 30, 2009 were not warranted on these five securities based upon the following considerations:

•
The financial condition and near-term prospects of the issuers reflect only one probable default, which was fully considered when determining the other-than-temporary impairment of the respective security.

•
Four of the five impaired investment securities were current, as of September 30, 2009, for scheduled investment interest payments, and principal repayments for the two private issuer mortgage-backed securities, have occurred regularly since issuance.  Based upon the information reviewed by management in preparing the financial statements, the financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology or a discontinuance of a business segment, that may have further impaired the earnings potential of the investments.

•
The securities experienced very limited trading activity during the last 12 months being in a market sector with a high degree of illiquidity and dislocation; therefore, determining fair value based upon discounted cash flows is considered reasonable.

•
Management does not intend to sell the securities, and it is not likely that management will be required to sell the securities before recovery, and though management does not expect to recover the amortized cost of the securities, management expects to hold the securities until a reasonable recovery towards the current carrying value.

Loans and Leases, Credit Quality and Credit Risk
Loans and leases at September 30, 2009 were $342,506,000 as compared to $358,280,000 at December 31, 2008.  Outstanding loans decreased by $15,774,000 from December 31, 2008 to September 30, 2009 due to (i) reduced loan demand from creditworthy borrowers, and (ii) the impact of nearly $10 million of loan participations sold for capital and risk management purposes.  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market.  The economy and housing market, and increased unemployment, has affected some of Union National’s borrowers, resulting in increased nonperforming loans and credit losses.

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

Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance as compared to the balance of outstanding loans and leases.  The allowance for credit losses was $4,798,000 at September 30, 2009, as compared to $4,358,000 at December 31, 2008.  The provision for credit losses for the three and nine months ended September 30, 2009, was significantly higher than the provision for credit losses for the same periods in 2008 (see related discussion on Provision for Credit Losses on pages 29 and 32) given the increased credit risks in the loan portfolio, including those resulting from the current weak economy and real estate markets, and due to loan charge-offs being significantly higher for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  A provision for credit losses of $1,446,000 was made for the first nine months of 2009.  With the higher provision exceeding net loan charge-offs of $1,006,000 for the first nine months of 2009, the allowance for credit losses increased to 1.40% of loans at September 30, 2009 as compared to 1.22% of loans at December 31, 2008.  Management believes, based on information currently available, that the allowance for credit losses as of September 30, 2009 of $4,798,000 is adequate to meet potential credit losses.

The following table summarizes the changes in the allowance for credit losses for of the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for Credit Losses, Beginning of Period	$4,364	$3,831	$4,358	$3,675
Charge-Offs	(132)	–	(1,065)	(134)
Recoveries	44	8	59	19
Net (Charge-Offs) Recoveries	(88)	8	(1,006)	(115)
Addition to Provision for Credit Losses	522	47	1,446	326
Allowance for Credit Losses, End of Period	$4,798	$3,886	$4,798	$3,886

Loans and Leases – Average	$351,446	$376,415	$352,401	$370,380

Gross Loans and Leases – Actual			$342,506	$370,549

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.15%	0.00%	0.40%	0.05%

Ratio of Allowance for Credit Losses to Gross Loans and Leases			1.40%	1.05%

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

The balance of loans and leases that were considered to be impaired under GAAP was $7,347,000 and $9,360,000, which consisted of ten and sixteen loan and lease relationships to unrelated borrowers, at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, three of the relationships represented 81% of the total impaired loans and leases of $7,347,000.  The decrease in impaired loans and leases was the result of loan pay-offs through the loan workout process as well as charge-offs during the year.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $6,807,000 and $5,058,000 of impaired loans and leases, which consisted of seven and eight loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,143,000 and $1,499,000 at September 30, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases has a related allowance due to the probability of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential losses.

Impaired Loans Without a Related Allowance.  Union National had $540,000 and $4,302,000 of impaired loans and leases, which consisted of three and eight loan relationships to unrelated borrowers, without a related allowance for credit losses at September 30, 2009 and December 31, 2008, respectively.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  Additionally, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under our current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired amounted to $33,896,000 and $7,826,000 at September 30, 2009 and December 31, 2008, respectively.  Despite these credits not being impaired, Union National believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current weak economy and real estate markets, and considered such increased risks in determining the provision for credit losses (see related discussion on Provision for Credit Losses on pages 29 and 32). Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  We consider both impaired and these substandard loans to be potential problem loans, and believe that the current economic conditions may result in additional loans being classified or nonperforming throughout 2009.

Non-Performing Assets.  Nonperforming loans and leases increased to 1.98% of total loans and leases at September 30, 2009, as compared to 1.38% at December 31, 2008.  Historically, the percentage of nonperforming loans to net loans for the five-year period ending December 31, 2008, was an average of 0.9%.  Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due. Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full.

The following table is a summary of our nonperforming assets as of September 30, 2009 and December 31, 2008 (dollars in thousands):
	September 30, 2009	December 31, 2008
Nonaccruing Loans	$3,589	$3,271
Accruing Loans – 90 days or more past due	3,177	1,685
Total Nonperforming Loans and Leases	6,766	4,956
Repossessed Assets	534	479
Total Nonperforming Assets	$7,300	$5,435

Gross Loans and Leases	$342,506	$358,280

Allowance for Credit Losses	$4,798	$4,358

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.98%	1.38%

Nonperforming Assets as a % of Total Assets	1.46%	1.12%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	71%	88%

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

Union National had repossessed assets of $534,000 and $479,000 at September 30, 2009 and December 31, 2008, respectively.  Included in repossessed assets at September 30, 2009, was $70,000 of foreclosed real estate. Union National did not have any foreclosed real estate at December 31, 2008.

Subsequent Event:
Union National had $5.6 million of loans outstanding to a non-profit music school secured primarily by a first lien on the school’s primary facility in Lancaster, PA.  Management believes the value of this real estate fully secures the principal due on the loans outstanding and no specific loss reserve is required.  Subsequent to September 30, 2009, the loans to the school became more than 90 days delinquent, requiring the loans to be placed in nonperforming status.  The Bank is pursuing its legal rights to full collection of the loans and interest and fees due, which may result in foreclosing on the facility or accepting a deed in lieu or foreclosure.

Stockholders’ Equity
Stockholders’ equity increased by $764,000 to $31,558,000 at September 30, 2009 compared to $30,794,000 at December 31, 2008.  The increase in stockholders’ equity was primarily the result of $700,000 received on the private placement stock offering, proceeds received through the Dividend Reinvestment Plan (“DRIP”), and other comprehensive income during the period offset by decreases to retained earnings resulting from a year-to-date net loss.  Union National’s common equity position at September 30, 2009 exceeds the current regulatory required minimums as disclosed on page 36 (also, see Note 9 – Formal Written Agreement with the Office of the Comptroller of the Currency on page 13).

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Overview
Union National Financial Corporation reported net income of $147,000 or basic and diluted earnings per share of $0.05 for the third quarter of 2009, as compared to net income of $626,000 or basic and diluted earnings per share of $0.23 for the same period in 2008.  Interest and fees on loans and leases for the three months ended September 30, 2009 declined by 9% when compared to the same period in 2008 as (i) outstanding loans decreased by $28 million (including a $9.8 million loan sale in September 2009) from September 30, 2008 to September 30, 2009 due to weaker loan demand from creditworthy borrowers, and (ii) many of the Corporation’s outstanding loans have variable rate structures resulting in a reduced loan yield from the low market interest rates that have persisted throughout 2009.  Additionally, fixed-income investment yields on re-invested proceeds from investment maturities, prepayments, and sales have significantly decreased in the current low interest rate environment.  With the combination of reduced interest income on loans and investments, while much of the Corporation’s borrowing costs were at fixed interest rates, the Corporation’s net interest margin percentage declined to 2.89% for the third quarter 2009 as compared to 3.44% for the same period in 2008.

The net interest margin of 2.89% for the third quarter of 2009 did increase slightly from the net interest margin of 2.65% for the second quarter of 2009 as the Corporation continued to take measures to reduce its cost of funds, including prepaying $17 million of higher-cost long-term debt with the Federal Home Loan Bank of Pittsburgh (FHLB) during the first nine months of 2009.

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

Net interest income as adjusted for tax-exempt financial instruments was $3,435,000 for the three months ended September 30, 2009, as compared to $3,899,000 for the three months ended September 30, 2008.  The reduction in net interest income was the result of net interest margin compression from significant interest rate reductions in 2008 as well as a decrease in the loan and lease portfolio.  Union National’s interest rates on loans re-priced lower and more quickly than retail interest-bearing deposits, while the Corporation’s debt was at a fixed rate of interest, resulting in a lower net interest margin for the third quarter of 2009 versus 2008.  The taxable-equivalent net interest margin for the third quarter of 2009 was 2.89% as compared to 3.44% for the same period in 2008.  The yield on interest-earning assets decreased by 112 basis points to 5.15% for the third quarter of 2009, as compared to 6.27% for third quarter of 2008.  The interest rate paid on average interest-bearing liabilities decreased by 57 basis points to 2.51% for the third quarter of 2009, as compared to 3.08% for the third quarter of 2008.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $582,000 to $5,634,000 for the three months ended September 30, 2009, as compared to $6,216,000 for the same period in 2008.  The decrease in interest and fees on loans and leases resulted from a decrease of $24,969,000 in the average balance of the loan and lease portfolio as well as a decrease in the average yield of 25 basis points due to interest rate cuts during 2008.  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market. The yield on loans and leases for the third quarter of 2009 was 6.36% as compared to 6.61% for the same period in 2008.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $418,000 to $405,000 for the three months ended September 30, 2009, as compared to $823,000 for the same period in 2008.  A decrease in the average yield of 250 basis points due to both market rate reductions and generally lower risk investments, offset by a $4,313,000 increase in the average balance of investment securities, resulted in less interest earned on investment securities in comparison to the same period in 2008.  The yield on investment securities for the third quarter of 2009 was 2.13% as compared to 4.63% for the same period in 2008.

Interest expense on deposits decreased by $117,000 to $2,022,000 for the three months ended September 30, 2009, as compared to $2,139,000 for the same period in 2008.  A decrease in average rate of 46 basis points due to interest rate cuts in the past year more than offset additional interest expense from a $47,359,000 increase in the average balance of deposits. Union National’s average rate on interest-bearing deposits was 2.17% for the three months ended September 30, 2009 as compared to 2.63% for the same period in 2008.

Interest expense on long-term debt was $468,000 for the three months ended September 30, 2009, as compared to $671,000 for the same period in 2008.  In 2008 and 2009, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down $35,482,000 of higher interest cost long-term debt.  This resulted in a $14,141,000 decrease in the average balance of long-term debt for the third quarter of 2009 versus the same period in 2008.  The average rate on long-term debt was 4.99% for the three months ended September 30, 2009 as compared to 5.19% for the same period in 2008.

Provision for Credit Losses
The provision for credit losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases.  The provision is based on our analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $522,000 for the three months ended September 30, 2009, as compared to $47,000 for the same period in 2008.  The increased provision for the three months ended September 30, 2009 as compared to the same period in 2008 was the result of the increased credit risk related to additional substandard rated credits at September 30, 2009 as compared to December 31, 2008 (See discussion on Substandard Loans and Leases on page 27).  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases (See additional discussion on Loans and Leases, Credit Quality and Credit Risk section of this Management Discussion and Analysis on page 24).

Non-Interest Income
For the three months ended September 30, 2009, non-interest income increased by $239,000 or 20% as compared to the same period in 2008.  The increase was a result of net increases (decreases) in the following components of non-interest income (in thousands):
Three Months Ended September 30,
Non-Interest Income	2009 vs. 2008
Income from Fiduciary Activities	$(3)
Service Charges on Deposit Accounts	84
Other Service Charges, Commissions, and Fees	6
Alternative Investment Sales Commissions	(106)
Net Investment Securities Gains	269
Mortgage Banking/Brokerage Activities	(9)
Earnings from Bank-Owned Life Insurance	(4)
Other Income	2
Total Increase in Non-Interest Income	$239

A significant portion of the increase in non-interest income was related to net investment securities gains.  Union National realized gains on the sale of investment securities of $397,000 for the third quarter of 2009 as compared to losses of $42,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while providing realized gains to offset the impact of investment impairment charges.  Other-than-temporary investment impairment charges of $170,000 were recognized during the third quarter of 2009, primarily related to a private issuer mortgage-backed security that was downgraded further below investment grade. There were no impairment charges on investment securities in the third quarter of 2008.

The increase in service charges on deposits accounts was the result of an increase in deposits, which grew by 8% and 12% since December 31, 2008 and September 30, 2008, respectively.  The overall growth in deposits resulted in increased fee income as well as an operational change in the posting of transactions, which impacted net overdraft fee income for the three months ended September 30, 2009, as compared to the same period in 2008.  The decrease in alternative investment sales commissions was primarily the result of a turbulent investment market and a weak economy, which has impacted growth and sales opportunities for Union National.

Non-Interest Expense
For the third quarter of 2009, non-interest expense increased by $26,000 or 1% as compared to the same period in 2008.  Increases (decreases) in the components of non-interest expense when comparing the three month periods ended September 30, 2009 and 2008 are as follows (in thousands):

Three Months Ended September 30,
Non-Interest Expense	2009 vs. 2008
Salaries, Wages and Employee Benefits	$(228)
Net Occupancy	(7)
Furniture and Equipment	(46)
Professional Fees and Regulatory Assessments	199
Data and ATM Processing	(17)
Pennsylvania Shares Tax	36
Advertising and Marketing	(137)
Supplies and Postage	(21)
FDIC Insurance	134
Other Expense	113
Total Increase in Non-Interest Expense	$26

Union National has focused on lowering core operating costs and creating efficiencies in a difficult market when income growth is challenging.  We continue to explore cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the three months ended September 30, 2009 to the same period in 2008.

Salaries, wages and employee benefits decreased by $228,000 for the three months ended September 30, 2009 as compared to the same period in 2008.  The decrease was related to positions that were eliminated in the fourth quarter of 2008 and the first quarter of 2009, savings in health care costs, and savings from the suspension of the Corporation’s 401-K match during the second quarter of 2009.

The increase in professional fees and regulatory assessments was the result an increase in audit fees.  Union National uses a third party vendor to perform their internal audit function.  During the third quarter of 2008, Union National was in the process of switching third party vendors to a new relationship.  As a result, professional fees and regulatory assessments included no expense associated with internal audit services for the three months ended September 30, 2008, whereas, the three months ended September 30, 2009, included internal audit expenses for the full three months.

For the three months ended September 30, 2009, the decrease in advertising and marketing expense was part of Union National operating more efficiently in a difficult economy.  The increase in FDIC insurance premiums is the direct result of increased base assessment rates, as determined by the FDIC.  The increase in other expense was the result of the three months ended September 30, 2009, including losses related to prepayment penalties on FHLB advances of $143,000.  The Company did not prepay any FHLB advances during the three months ended September 30, 2008, and therefore, no penalties were included in other expense.

Income Taxes
For the three months ended September 30, 2009, Union National recorded an income tax benefit of $48,000, which primarily resulted from tax-exempt earnings, as compared to income tax expense of $214,000 for the same period in 2008.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.   We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Overview
Union National Financial Corporation reported a net loss for the first nine months of 2009 of ($257,000) or a ($0.09) basic and diluted loss per share, compared to net income for the first nine months of 2008 of $1,343,000 or $0.51 basic and diluted earnings per share.  Interest and fees on loans and leases for the first nine months of 2009 declined by 12% when compared to the same period in 2008 as (i) outstanding loans decreased by $28 million (including a $9.8 million loan sale in September 2009) from September 30, 2008 to September 30, 2009 due to weaker loan demand from creditworthy borrowers, and (ii) many of the Corporation’s outstanding loans have variable rate structures resulting in a reduced loan yield from the low market interest rates that have persisted throughout 2009.

Additionally, fixed-income investment yields on re-invested proceeds from investment maturities, prepayments, and sales have significantly decreased in the current low interest rate environment.  With the combination of reduced interest income on loans and investments, while much of the Corporation’s borrowing costs were at fixed interest rates, the Corporation’s net interest margin percentage declined to 2.71% for the first nine months of 2009 as compared to 3.27% for the first nine months of 2008.  The discussion that follows further explains the changes in the components of the operating results when comparing the nine months ended September 30, 2009 to the same period in 2008.

Net Interest Income
Net interest income as adjusted for tax-exempt financial instruments was $9,493,000 for the nine months ended September 30, 2009, as compared to $11,147,000 for the nine months ended September 30, 2008.  The reduction in net interest income was the result of net interest margin compression from significant interest rate reductions in 2008.  Union National’s interest rates on loans re-priced lower and more quickly than retail interest-bearing deposits, while the Corporation’s debt was at a fixed rate of interest, resulting in a lower net interest margin in 2009 versus 2008 as well as a decrease in the loan and lease portfolio.  The taxable-equivalent net interest margin for the nine months ended September 30, 2009, was 2.71% as compared to 3.27% for the same period in 2008.  The yield on interest-earning assets decreased by 111 basis points to 5.22% for the nine months ended September 30, 2009, as compared to 6.33% for the same period in 2008.  The interest rate paid on average interest-bearing liabilities decreased by 61 basis points to 2.78% for the nine months ended September 30, 2009, as compared to 3.39% for the same period in 2008.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $2,243,000 to $16,602,000 for the nine months ended September 30, 2009, as compared to $18,845,000 for the same period in 2008.  The decrease in interest and fees on loans and leases resulted from a decrease in the average yield of 48 basis points due to interest rate cuts during 2008, and a decrease of $17,979,000 in the average balance of the loan and lease portfolio.  The yield on loans and leases for the nine months ended September 30, 2009, was 6.30% as compared to 6.78% for the same period in 2008.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $888,000 to $1,507,000 for the nine months ended September 30, 2009, as compared to $2,395,000 for the same period in 2008.  The decrease was primarily attributable to a decrease in the average yield of 173 basis points due to both market rate reductions and generally lower risk investments, which resulted in less interest earned on investments in comparison to the same period in 2008.  The yield on investment securities for the first nine months of 2009 was 2.90% as compared to 4.63% for the same period in 2008.

Interest expense on deposits decreased by $753,000 to $6,540,000 for the nine months ended September 30, 2009, as compared to $7,293,000 for the same period in 2008.  A decrease in average rate of 56 basis points due to interest rate cuts in the past year more than offset additional interest expense generated from a $35,989,000 increase in average deposits. Union National’s average rate on interest-bearing deposits was 2.40% for the nine months ended September 30, 2009 as compared to 2.96% for the same period in 2008.

Interest expense on long-term debt was $1,629,000 for the nine months ended September 30, 2009, as compared to $2,130,000 for the same period in 2008.  In 2008 and 2009, Union National continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down $35,482,000 of higher interest cost long-term debt.  This resulted in a $12,978,000 decrease in the average balance of long-term debt for the nine months ended September 30, 2009 versus the same period in 2008.  The average rate on long-term debt was 5.10% for the nine months ended September 30, 2009 as compared to 5.09% for the same period in 2008.

Provision for Credit Losses
The provision for credit losses is an estimated expense charged to earnings to provide for losses attributable to uncollectible loans and leases.  The provision is based on our analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $1,446,000 for the nine months ended September 30, 2009, as compared to $326,000 for the same period in 2008.  The increased provision for the nine months ended September 30, 2009 as compared to the same period in 2008 was the result of an increase in loans charged-off during the first nine months in 2009 as compared to the same period in 2008, and the increased credit risk related to additional substandard rated credits at September 30, 2009 as compared to December 31, 2008 (See discussion on Substandard Loans and Leases on page 27).  Union National continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases (See additional discussion on Loans and Leases, Credit Quality and Credit Risk section of this Management Discussion and Analysis on page 24).

Non-Interest Income
Non-interest income was $4,084,000 for the nine months ended September 30, 2009, as compared to $3,834,000 for the same period in 2008.  The increase was a result of net increases (decreases) in the following components of non-interest income (in thousands):

Nine Months Ended September 30,
Non-Interest Income	2009 vs. 2008
Income from Fiduciary Activities	$(68)
Service Charges on Deposit Accounts	151
Other Service Charges, Commissions, and Fees	36
Alternative Investment Sales Commissions	(210)
Net Investment Securities Gains	161
Mortgage Banking/Brokerage Activities	23
Earnings from Bank-Owned Life Insurance	(7)
Other Income	164
Total Increase in Non-Interest Income	$250

A significant portion of the increase in non-interest income was related to net investment securities gains and other income.

Union National realized gains on the sale of investment securities of $1,791,000 for the nine months ended September 30, 2009 as compared to $159,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while providing realized gains to offset the impact of investment impairment charges.  Other-than-temporary investment impairment charges of $1,471,000 were recognized during the nine months ended September 30, 2009, related to investment securities that were downgraded to below investment grade.  There were no impairment charges on investment securities during the same period in 2008.  The total impairment charges for the first nine months of 2009 of $1,471,000 were more than offset by realized net gains on the sale of investment securities of $1,791,000 for the first nine months of 2009.

The increase in other income was the result of a $278,000 insurance settlement against losses from loans which were fraudulently or otherwise improperly made by one former employee.  The settlement provided for substantial reimbursement of a one-time charge of $370,000 which was recorded and previously disclosed in 2008 related to the irregular activity.  This was offset by $96,000 of income generated from a cash bailment agreement on a network of ATM machines in 2008.  This agreement was terminated during the first quarter of 2008 and previously provided transaction fee income.  Accordingly, operating results for the nine months ended September 30, 2009, does not reflect any income generated from this agreement, whereas, the operating results for the nine months ended September 30, 2008, reflected income for only the first quarter of 2008.

The increase in service charges on deposits accounts was the result of an increase in deposits, which grew by 8% and 12% since December 31, 2008 and September 30, 2008, respectively.  The overall growth in deposits resulted in increased fee income as well as an operational change in the posting of transactions, which impacted net overdraft fee income for the three months ended September 30, 2009, as compared to the same period in 2008.  The decrease in alternative investment sales commissions was primarily the result of a turbulent investment market and a weak economy, which has impacted growth and sales opportunities for Union National.

Non-Interest Expense
For the nine months ended September 30, 2009, non-interest expense decreased by $96,000 or 1% as compared to the same period in 2008.  Increases (decreases) in the components of non-interest expense when comparing the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

Nine Months Ended September 30,
Non-Interest Expense	2009 vs. 2008
Salaries, Wages and Employee Benefits	$(419)
Net Occupancy	(66)
Furniture and Equipment	(36)
Professional Fees and Regulatory Assessments	132
Data and ATM Processing	(7)
Pennsylvania Shares Tax	39
Advertising and Marketing	(207)
Supplies and Postage	(93)
FDIC Insurance	607
Other Expense	(46)
Total Decrease in Non-Interest Expense	$(96)

Union National has focused on lowering core operating costs and creating efficiencies in a difficult economy when income growth is challenging.  We continue to explore cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the nine months ended September 30, 2009 to the same period in 2008.

Salaries, wages and employee benefits decreased by $419,000 for the nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease was related to positions that were eliminated in the fourth quarter of 2008, savings in health care costs, and savings from the elimination of the Corporation’s 401-K match during the second quarter of 2009.

The increase in professional fees and regulatory assessments was related to an increase in audit fees and legal expenses.  Union National uses a third party vendor to perform their internal audit function.  During the third quarter of 2008, Union National was in the process of switching third party vendors to a new relationship.  As a result, professional fees and regulatory assessments included only six months worth of expenses associated with internal audit services for the nine months ended September 30, 2008, whereas, the nine months ended September 30, 2009, included internal audit expenses for the full nine months.  Legal expenses increased primarily due to Union National using a third party to help mitigate problem loans, which, have become more prevalent primarily due to stressed cash flows among certain commercial borrowers resulting from the weak economy and real estate market.

For the nine months ended September 30, 2009, the decrease in advertising and marketing expense was part of Union National operating more efficiently in a difficult economy.

Most of the decrease in supplies and postage expense was primarily due to a physical inventory adjustment made in 2008.  The expense was recognized for the nine months ended September 30, 2008, however, there were no significant adjustments made to inventory for the same period in 2009.

The increase in FDIC insurance premiums is the direct result of increased base assessment rates and an emergency special assessment, as determined by the FDIC.  The FDIC Board adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009.  For Union National, the emergency special assessment amounted to $237,000.  The interim rule would also permit the FDIC Board to impose another similar emergency special assessment after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, along with their quarterly risk-based assessment for the third quarter of 2009 (see related discussion titled Federal Deposit Insurance Corporation (“FDIC”) Activity on page 38).  Due to recent changes and assessments by the FDIC, Union National expects FDIC insurance assessments to be $1,136,000 for the entire year of 2009, representing a 181% increase over the entire year of 2008.

The decease in other expense included a decrease in employee related expenses such as training, travel, seminars, and staff recruitment and a decrease in the expense paid for coffee in the Bank’s gold café branches.  Additionally, in 2009, the Bank continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down higher interest cost long-term debt.  During the first nine months of 2009 and 2008, the Bank prepaid $17,000,000 and $17,482,000 of FHLB advances, respectively.  In conjunction with the prepayments, the Bank incurred $536,000 and $68,000 of prepayment penalties for the nine months ended September 30, 2009 and 2008, respectively, which were included in other non-interest expense.  The nine months ended September 30, 2008, included a loss of $370,000 related to certain fraudulent loans made by one employee who has been since terminated.

Income Taxes
For the nine months ended September 30, 2009, Union National recorded an income tax benefit of $482,000, which primarily resulted from a pre-tax loss, as compared to recording an income tax expense of $373,000 for the same period in 2008.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.   We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

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

The FDIC has also established a program under which all non-interest-bearing accounts at FDIC insured institutions (including Union National) will be fully insured, regardless of dollar amount, until June 30, 2010, unless an eligible institution formally opts out of this program.  Under the terms of the program, a 10 basis point surcharge will be applied to the balances of non-interest-bearing deposit accounts not otherwise covered by the increased deposit insurance limit of $250,000.  The surcharge will be added to the participating bank’s existing risk-based deposit insurance premium paid on those deposits.  Union National has opted to participate in this program to ensure its current and prospective deposit customers are provided the maximum amount of insurance coverage provided by the FDIC.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan (“CPP”) under which the Treasury Department may invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  In connection with the program, Union National chose not to participate in the TARP CPP and did not file an application.

President Obama also has announced his intention to create another capital program similar to the TARP CPP exclusively for bank holding companies with consolidated assets less than $1 billion for the purpose of enabling participants to increase lending to small businesses. No details of this new program have been released at this time.

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

Outlook for 2009

We expect the remainder of 2009 and into 2010 to reflect more of the same issues as we have experienced during the last 15 to 18 months, with the distinct possibility of a continuing weak economy, volatility in investment markets, and unfavorable interest income growth prospects.  Most recent indications from the Federal Reserve are that interest rates will remain at exceptionally low levels for an extended period.  We continue to take the necessary, conservative measures to ensure Union National maintains its safe and sound position, including strengthening our liquidity and capital positions, managing increasing risks, and operating prudently.  We have continued to lower our core operating costs, allowing us to be more efficient in a difficult market when income growth is challenging, and continue to explore revenue generation, cost cutting initiatives, and capital enhancement methods and alternatives.

Though the significant interest rate cuts through 2008 lowered our interest income and yields on loans, we generated savings in our funding costs by growing our lower-cost retail deposit base and paying down higher-cost borrowings.  We believed it prudent for Union National to fully maintain its strong, well-capitalized position in these uncertain economic times, so we made the difficult decision to not pay dividends to shareholders throughout 2008, and did not declare a dividend to be paid in the first nine months of 2009.

The weak economy and housing market, and increased unemployment both nationally and locally, will likely create cash flow difficulties and collateral de-valuation for some of Union National’s borrowers, resulting in increased nonperforming loans and possible increased credit losses.  We continue to closely monitor our portfolio, and the underlying borrower financial performance and collateral values.

As we continue in this difficult economy when growth is challenging and must be managed conservatively, Union National remains committed to maintaining the safety, soundness, and strength of our institution for our customers, while improving earnings and maintaining our Corporation’s value for our stockholders.

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

As of September 30, 2009 and December 31, 2008, Union National and the Bank exceeded the current regulatory requirements to be considered a “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6% and total risk-based capital exceeding 10%.

In addition to the above requirements, as part of a formal agreement with the OCC, the OCC established individual minimum capital requirements for the Bank as discussed in Note 9 to the unaudited consolidated financial statements.  The targets established for the Bank were 8% for Tier I Capital to Average Total Assets, 9.5% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  At September 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.19%, Tier I Capital to Risk-Based Assets of 9.80% and Total Capital to Risk-Based Assets of 12.35%.  At September 30, 2009, all three ratios exceeded the respective 8.0%, 9.5 % and 12% individual minimum capital ratios established by the OCC.

Union National and the Bank’s regulatory capital levels as of September 30, 2009, and December 31, 2008 are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Union National Financial Corporation
September 30, 2009:
Tier 1 (leverage) capital	$41,907	8.26%	$20,292	4.00%	N/A	N/A
Tier 1 risk-based capital	41,907	9.88	16,968	4.00	N/A	N/A
Total risk-based capital	53,228	12.55	33,936	8.00	N/A	N/A
December 31, 2008:
Tier 1 (leverage) capital	$40,982	8.44%	$19,414	4.00%	N/A	N/A
Tier 1 risk-based capital	40,982	10.03	16,340	4.00	N/A	N/A
Total risk-based capital	52,092	12.75	32,680	8.00	N/A	N/A

Union National Community Bank
September 30, 2009:
Tier 1 (leverage) capital	$41,449	8.19%	$20,235	4.00%	$25,294	5.00%
Tier 1 risk-based capital	41,449	9.80	16,925	4.00	25,388	6.00
Total risk-based capital	52,247	12.35	33,851	8.00	42,313	10.00
December 31, 2008:
Tier 1 (leverage) capital	$40,601	8.41%	$19,306	4.00%	$24,133	5.00%
Tier 1 risk-based capital	40,601	9.97	16,292	4.00	24,438	6.00
Total risk-based capital	50,959	12.51	32,584	8.00	40,731	10.00

(1)     Under the Formal Agreement with the OCC, the bank has higher individual minimum capital ratios established August 27, 2009 (see related discussion in Note 9 on page 13).

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At September 30, 2009, this limitation amounted to approximately $5,225,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

Included in Tier 1 regulatory capital of Union National is $10,478,000 of trust capital securities issued through Union National Capital Trust I and Union National Capital Trust II, wholly-owned subsidiaries of Union National.  The balance of the trust capital securities, $522,000, is included in Tier II regulatory capital of Union National Financial Corporation above.  Additionally, included in Tier II regulatory capital of the Bank and Union National Financial Corporation is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

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

Liquidity

Our objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings credit lines, and borrowing capacity available from the Federal Reserve Bank.

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

Off-Balance Sheet Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $112,071,000 at September 30, 2009 as compared to $109,907,000 at December 31, 2008. Total standby letters of credit amounted to $6,523,000 at September 30, 2009 as compared to $5,474,000 at December 31, 2008.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  For the nine months ended September 30, 2009, there has been no material change in contracts for services since this contract was renegotiated.

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

Formal Agreement with the Comptroller of the Currency.  On August 27, 2009, Union National Community Bank (the "Bank"), the wholly-owned banking subsidiary of Union National, entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency ("OCC").  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the provisions of the Agreement, (2) have the board of directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.

The Agreement supersedes the previous Memorandum of Understanding ("MOU") entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three-year strategic plan and three-year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC has established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At September 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.19%, Tier I Capital to Risk-Based Assets of 9.80% and Total Capital to Risk-Based Assets of 12.35%.  At September 30, 2009, all three ratios exceeded the respective 8.0%, 9.5 % and 12% required ratios.   The capital ratios reflect the infusion of $700,000 raised in the early phases of a preferred stock private placement.  In order to maintain the Bank’s Tier I capital level and to continue to meet the OCC’s new minimum requirement, the Bank may have to raise additional capital, reduce its assets or both.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to such administrative actions or sanctions as the OCC considers necessary.

Management and the board of directors are committed to taking the necessary actions to continue to meet the new minimum capital ratios and address the provisions of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.  This increased supervision by the OCC has impacted our operating results by increasing our FDIC base insurance premiums.  Based upon deposit levels and the FDIC base insurance premium assessment criteria as of September 30, 2009, we estimate the additional FDIC premiums to be paid by the Corporation as a result of the increased supervision to be $218,000 in 2009.  Management and the Board of Directors are committed to addressing and resolving the issues identified in the Formal Agreement.

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

On Oct. 2, 2009, the U.S. Securities and Exchange Commission decided to extend the deadline for small public companies (non-accelerated filers, defined generally as companies with less than $75 million market capitalization) to file their first auditor's report on internal controls under Sarbanes-Oxley Section 404b.  Without the extension, Union National, being a small public company, would have been required to file our first auditor’s report on the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2009.  Under the extension, the new deadline for Union National to file our first auditor's report on internal control will begin for fiscal year ending December 31, 2010.

In 2009, we incurred $10,000 of additional external audit costs associated with complying with the provisions of Sarbanes-Oxley prior to the extension being granted.

Federal Deposit Insurance Corporation (“FDIC”) Activity.  The Federal Deposit Insurance Reform Act of 2005 (“the Act”) amended regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to set assessment rates effective January 1, 2007.  Also, eligible insured depository institutions shared in a one-time assessment credit, which was approximately $228,000 for the Bank.  The Bank used $150,000 of this credit for the year ended December 31, 2007, and the remaining $78,000 was used by June 30, 2008.

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

The FDIC Board adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009. The new FDIC emergency premium, to be collected from all federally-insured institutions, will be 5 cents for every $100 of the Bank’s assets minus its Tier 1, or regulatory capital, as of June 30, 2009.  The FDIC’s previous planned fee was 20 cents per $100 of the Bank’s insured deposits.  For Union National, based upon the Bank’s assets and Tier 1 capital position at June 30, 2009, the additional amount of FDIC insurance expense related to this special assessment, was $237,000.  The interim rule would also permit the FDIC Board to impose a similar emergency special assessment after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, along with their quarterly risk-based assessment for the third quarter of 2009.  The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount would be returned to the depository institution.

Community Reinvestment Act.  The last Community Reinvestment Act performance evaluation by the OCC resulted in a “satisfactory” rating of the Bank’s record of meeting the credit needs of its entire community.

Pennsylvania Business Corporation Law.  Union National is subject to restrictions on the payment of dividends to its stockholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the “BCL”).  The BCL operates generally to preclude dividend payments if the effect thereof would render us insolvent.  Our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank.  Payment of dividends to Union National by the Bank is subject to the restrictions set forth in the National Bank Act.  At December 31, 2008, the National Bank Act would permit the Bank to declare dividends in 2009 of approximately $556,000, plus an amount equal to the net profits of the Bank in 2009, up to the date of any such dividend declaration.  At September 30, 2009, based on the Bank’s year-to-date net income of $87,000, the Bank would be permitted to declare dividends in 2009 of $643,000.  Through September 30, 2009, the Bank paid $188,000 of dividends to Union National in compliance with the regulatory restrictions, which was used to pay holding company interest expense and operational costs.

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

The simulation model currently indicates that a hypothetical two-percent general decline in prevailing market interest rates over a one-year period would cause the Bank's net interest income over the next twelve months to decrease approximately 17.4% as compared to the constant rate scenario.  In addition, a hypothetical two-percent general rise in rates would cause the Bank's net interest income over the next twelve months to increase approximately 7.8%.  These computations do not contemplate any actions management or the Asset Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

We are managing our interest rate risk position for the remainder of 2009 and going forward into 2010 by the following:

•
Managing and reducing the interest cost of the Bank’s core retail deposit base including deposits obtained in our commercial cash management programs, premium money market accounts, and retail time deposits;

•	De-leveraging with repayment of higher-cost, fixed rate FHLB long-term debt and brokered CDs;
•
Managing the use of adjustable- and floating-rate loans, and hybrid loans with initial fixed-rates  converting to variable-rates, in comparison to totally fixed-rate loans for new or refinanced commercial and agricultural loans; and

•
Repositioning of our investment security portfolio mix by purchasing lower-risk shorter term U.S. government agencies, and seasoned mortgage-backed securities, minimize significant changes in value due to declining interest rates and to improve the Bank’s regulatory capital ratios by reducing risk-weighted assets.

The above strategies and actions impact interest rate risk and are all included in our quarterly simulation models in order to determine future asset and liability management strategies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2009, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

There were no changes since December 31, 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On August 27, 2009, the Bank entered into a Formal Agreement with the OCC, as discussed earlier in Note 9 on page 13, and also on page 37 of this report.

Item 1A.  Risk Factors

For the nine months ended September 30, 2009, and through the date of this report, other than those noted below, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Possible changes to capital requirements and potential difficulties raising capital.

Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The Bank is subject to higher individual minimum capital requirements as explained on page 13.  Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital alternatives as the regulatory capital environment changes, and if regulatory capital requirements are changed.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  In addition, if the Corporation decides to raise additional equity capital, stockholders’ interests could be diluted.

Possible changes to regulatory supervisory activities and actions.

As disclosed in Note 9 – On August 27, 2009, Union National Community Bank (the "Bank"), the wholly-owned banking subsidiary of Union National, entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency ("OCC").  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the provisions of the Agreement, (2) have the board of directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.

The Agreement supersedes the previous Memorandum of Understanding ("MOU") entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three-year strategic plan and three-year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC has established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At September 30, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.19%, Tier I Capital to Risk-Based Assets of 9.80% and Total Capital to Risk-Based Assets of 12.35%.  At September 30, 2009, all three ratios exceeded the respective 8.0%, 9.5 % and 12% required ratios.   The capital ratios reflect the infusion of $700,000 raised in the early phases of a preferred stock private placement.  In order to maintain the Bank’s capital levels and to continue to meet the OCC’s new minimum requirement, the Bank may have to raise additional capital, reduce its assets or both.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to such administrative actions or sanctions as the OCC considers necessary.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

As previously disclosed on Form 8-K, filed on October 1, 2009, Union National has sold shares of its 5% Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows:

Between September 25, 2009, and October 1, 2009, Union National sold 725 shares of its Series A Preferred Stock to eleven “accredited investors” (as defined in Rule 501 of SEC Regulation D) and three non-accredited investors (all three of whom had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment) for a total of $725,000.

The Series A Preferred Stock was offered and sold to the Stock Investors in reliance upon an exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the 1933 Act and Rule 506 of SEC Regulation D promulgated thereunder. The Company received an appropriate representation as to the accredited investor status (as defined in Rule 501 of Regulation D) of each Stock Investor purchasing the Series A Preferred Stock, or received the appropriate representation that each Stock Investor who is not an accredited investor (either alone or with his purchaser representative) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. No offers or sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c) of Regulation D, and the Company received appropriate representations that the shares were acquired for investment purposes and not with a view to distribution. The shares that were sold have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from the registration requirements.

This offering is not underwritten. The Company is offering shares of the Series A Preferred Stock solely through its directors, officers, and employees on a “best-efforts” basis. None of these individuals will be entitled to receive any compensation in connection with this offering, but the Company may reimburse them for reasonable out-of-pocket expenses.

Subsequent to the Form 8-K, filed on October 1, 2009, Union National entered into a Stock Subscription Agreement on October 8, 2009, two Stock Subscription Agreements on November 10, 2009, one Stock Subscription Agreement on November 12, 2009, and one Stock Subscription Agreement on November 16, 2009 with five accredited investors (as defined in Rule 501 of Regulation D) (together, the “Stock Investors”) under which the Company agreed to issue 425 shares of its 5% Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, for an aggregate purchase price of $425,000.

The sale to the Stock Investors is being made as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to an exemption under Section 4(2) thereof, and Rule 506 of SEC Regulation D promulgated thereunder.

A copy of the form of Stock Subscription Agreement for the Series A Preferred Stock is incorporated herein by reference as Exhibit 10.19 to this quarterly report on Form 10-Q.

Terms of the Series A Preferred Stock

 In connection with this private placement, the Company previously authorized the Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly in arrears if, when, and as declared by the Company’s Board of Directors, at a rate of 5.00% per year on the liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are non-cumulative. Holders of the Series A Preferred Stock may convert their shares into common stock at any time upon approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), if required, at the conversion prices listed below:

Conversion Date:	Conversion Price per Share
September 15, 2009 through September 14, 2010	$4.00
September 15, 2010 through September 14, 2011	$6.25
September 15, 2011 through September 14, 2012	$7.50
September 15, 2012 through September 14, 2013	$8.75
On or After September 15, 2013	$10.00

The Series A Preferred Stock only may be redeemed by the Company, upon approval of the Federal Reserve. If the Company redeems the Series A Preferred Stock on or prior to September 14, 2014, the redemption price will include a premium decreasing over time from 2.5% to .5% of the liquidation preference. The holders of the Series A Preferred Stock do not have voting rights except as required by Pennsylvania Business Corporation Law of 1988, as amended.

The above summary of the Series A Preferred Stock does not purport to be a complete description of the Series A Preferred Stock and is qualified in its entirety by reference to the Certificate of Designations incorporated herein by reference as Exhibit 4.2 to this quarterly report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

3.           The following Exhibits are filed herewith, or incorporated by reference as a part of this Report:

3(i)
Union National Financial Corporation’s Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on May 13, 2009.)

3(ii)
Union National Financial Corporation’s Amended and Restated By-laws.   (Incorporated by reference to Exhibit 3(ii) to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on February 27, 2009.)

4.1
Rights Agreement, dated August 27, 2007, between Registrar and Transfer Company and Union National Financial Corporation.  (Incorporated by reference to Exhibit 4 to Union National Financial Corporation’s current report on Form 8-K, filed August 30, 2007.)

4.2	Certificate of Designations of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated September 15, 2009).

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

10.9
Amended and Restated Declaration of Trust of Union National Capital Trust II, dated as of October 14, 2004, among Union National Financial Corporation, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein.  (Incorporated by reference to Exhibit 10.17 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.10
Indenture, dated as of October 14, 2004, between Union National Financial Corporation, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2034.  (Incorporated by reference to Exhibit 10.18 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.11
Guarantee Agreement, dated as of October 14, 2004, between Union National Financial Corporation and the guarantee trustee named therein.  (Incorporated by reference to Exhibit 10.19 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.12
Indenture, dated as of July 27, 2006, between Union National Community Bank, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036.  (Incorporated by reference to Exhibit 4.1 to Union National Financial Corporation’s quarterly  report on Form 10-Q, filed with the Commission on August 14, 2006.)

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

10.17	Stock Bonus Plan and the 2009 Stock Purchase Plan, filed December 3, 2008, and incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K.

10.18	Formal agreement with the Comptroller of the Currency (“OCC”) and Union National Community Bank, filed August 31, 2009, as Item 8.01 to Form 8-K and incorporated by reference.

10.19
Form of stock subscription agreement for Series A Preferred Stock (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on October 1, 2009).

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

Union National Financial Corporation
(Registrant)

Date: November 16, 2009	By	/s/ Mark D. Gainer
Mark D. Gainer
Chairman, CEO and President
(Principal Executive Officer)

Date: November 16, 2009	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)