Form 10-K
period 2009-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2010-03-31
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $9,142,730 as of June 30, 2009.  As of March 29, 2010 the Registrant had approximately 2,742,256 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.  Certain portions of Union National Financial Corporation’s Proxy Statement to be filed in connection with its 2010 Annual Meeting are incorporated by reference in response to Parts II and III of this Annual Report on Form 10-K.  However, any information in Union National Financial Corporation’s Annual Report to Shareholders and Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed with the Securities and Exchange Commission.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-K
TABLE OF CONTENTS

		PAGE NO.
PART I

Item 1 -	Business	4
Item 1A -	Risk Factors	9
Item 1B -	Unresolved Staff Comments	17
Item 2 -	Properties	17
Item 3 -	Legal Proceedings	18
Item 4 -	Reserved	18

PART II

Item 5 -	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	19
Item 6 -	Selected Financial Data	21
Item 7 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21
Item 7A-	Quantitative and Qualitative Disclosure About Market Risk	21
Item 8 -	Financial Statements and Supplementary Data	21
Item 9 -	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	21
Item 9A(T) -	Controls and Procedures	21
Item 9B -	Other Information	22

PART III

Item 10 -	Directors, Executive Officers, and Corporate Governance	22
Item 11 -	Executive Compensation	22
Item 12 -	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	22
Item 13 -	Certain Relationships and Related Transactions, and
	Director Independence	22
Item 14 -	Principal Accountant Fees and Services	23

PART IV

Item 15 -	Exhibits, Financial Statement Schedules	23

	Signatures	27

	Exhibit Index	28

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiaries.

This annual report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends of Union National Financial Corporation (“Union National”) and Union National Community Bank (the “Bank”) could differ materially from those set forth in such statements due to various risks, uncertainties and other factors. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: strategic initiatives and business plans may not be satisfactorily completed or executed, if at all; increased demand or prices for the Bank’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of Union National’s business strategy due to changes in current or future market conditions; actions of the U.S. government, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; enforcement actions with bank regulatory agencies restricting certain transactions of Union National and the Bank; effects of deterioration of economic conditions on customers, specifically the effect on loan customers to repay loans; inability of Union National to raise or achieve desired or required levels of regulatory capital; paying significantly higher Federal Deposit Insurance Corporation (“FDIC”) premiums in the future; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; deteriorating economic conditions and declines in housing prices and real estate values; and other risks and uncertainties, including those detailed in Union National’s filings with the Securities and Exchange Commission.   When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I.

ITEM 1.                 BUSINESS.

Union National Financial Corporation (“Union National”), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System.  Union National was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania.  Union National commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank (the “Bank”).  Union National’s business consists primarily of managing and supervising the Bank, and its principal source of income is dividends paid by the Bank.  Union National has three wholly-owned subsidiaries: the Bank; Union National Capital Trust I (“UNCT I”) and, Union National Capital Trust II (“UNCT II”).  Union National’s two trust subsidiaries were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities.  Home Team Financial, LLC, a subsidiary of the Bank, and its subsidiary, TA of Lancaster, LLC (together, “Home Team”) began operations in July 2005, and ceased operations in October 2007.  Home Team operated a mortgage banking and brokerage business and also offered title insurance and settlement services.  In accordance with agreements between the Bank and the minority interest owners, the Bank’s ownership interest in Home Team was 98%, and the Bank’s interest in Home Team’s net profits and losses was 30% up until June 30, 2007, and 62.31% thereafter until Home Team ceased operating on October 31, 2007.  The Bank also had a wholly owned subsidiary, Union National Insurance Agency, Inc (“UNIA”), which was formed on May 21, 2001 and ceased operations on December 31, 2009.  UNIA provided insurance-related products to the Bank’s customers.  The agency was subject to supervision and regulation by the Insurance Department of the Commonwealth of Pennsylvania, the Office of the Comptroller of the Currency (“OCC”) and other regulatory agencies.

The Bank was organized in 1865 under a national bank charter.  The Bank is a national banking association, a member of the Federal Reserve System and is regulated by the OCC.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law.  It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area.  The Bank accepts time, demand, and savings deposits and makes secured and unsecured commercial, real estate and consumer loans.  The Bank also has a full-service trust department, which subsequent to December 31, 2009, Union National has agreed to sell its trust department to Security National Trust Company (“Security National”).  Closure, subject to regulatory approval, is expected in the second quarter of 2010.  Under the agreement, Union National will continue to share in the revenues generated from Security National’s management of these assets, and will receive a share of revenues on future trust business referrals.  Through a third party provider affiliation, the Bank offers certain non-depository products to its customers to include annuities and brokerage services.

The Bank has ten branch locations within Lancaster County, Pennsylvania.

Union National executive offices are located in its corporate office center at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  Its telephone number is (717) 492-2222.

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

For additional information concerning Union National’s business activities, refer to “Management’s Discussion and Analysis” in Part II, Item 7 of this Annual Report on Form 10-K.

Supervision and Regulation - Union National
Union National operates in a heavily regulated environment.  Changes in laws and regulations affecting Union National and its Bank subsidiary may have an impact on operations.  See “Supervision and Regulation—Union National Financial Corporation” and “Supervision and Regulation—Union National Community Bank” below and pages 34 and 83 of the Annual Report to Shareholders for the year ended December 31, 2009.

Without the prior approval of the Federal Reserve under the Bank Holding Company Act, Union National is prohibited from:

•	acquiring direct or indirect control of more than 5% of the voting stock of any bank; or
•	acquiring substantially all of the assets of any bank; or
•	merging with another bank holding company.

The Pennsylvania Department of Banking also must approve any similar consolidation.  Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.  The Bank Holding Company Act restricts Union National from engaging in activities other than those that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.  To this end, the Bank Holding Company Act prohibits Union National from:

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

Other than making equity investments in low to moderate income housing limited partnerships, Union National does not at this time engage in any other permissible activities, nor does Union National have any current plans to engage in any other permissible activities in the foreseeable future.

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to the Bank holding company or any of its subsidiaries, on investments in the stock or other securities of the Bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

There are various legal restrictions on the extent to which Union National and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to Union National or any one of such non-bank subsidiaries, to 10 percent of the Bank’s capital stock and surplus, and as to Union National and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus.  Further, Union National and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Legislation and Regulatory Changes.  From time to time, Congress or the Pennsylvania legislature enacts legislation which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Management cannot predict the likelihood of any major changes or the impact such changes might have on Union National and its subsidiary.  The following paragraphs discuss legislative or regulatory changes of potential significance to Union National which Congress has recently enacted and others which Congress or various regulatory or professional agencies currently are discussing.

The Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the OCC have issued certain risk-based capital guidelines, which supplement existing capital requirements.  The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity.  Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk.  The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  On the basis of an analysis of the rules and the projected composition of Union National’s consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National’s business and capital plans.  The Bank has capital ratios exceeding the regulatory requirements and meets the Bank regulatory criteria to be considered “well capitalized”.  For additional information regarding Union National’s  and the Bank’s capital ratios, refer to Note 15 ─ Regulatory Restrictions to the consolidated financial statements in Union National Financial Corporation’s  Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

In addition to the above requirements, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 18 ─ Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference). The specific capital requirements established for the Bank were 8% for Tier I Capital to Average Total Assets, 9.5% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  At December 31, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.31%, Tier I Capital to Risk-Based Assets of 9.69% and Total Capital to Risk-Based Assets of 12.37%.  At December 31, 2009, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

Pending Legislation.  Management cannot anticipate what changes Congress may enact or, if enacted, their impact on Union National Financial Corporation’s  financial position and reported results of operations.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business.  For additional information on regulatory activity, refer to Note 15 ─ Regulatory Restrictions to the consolidated financial statements and the section “Regulatory Matters” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

Effects of Inflation.  Inflation has some impact on our operating costs, but unlike many other corporations, substantially all of our assets and liabilities are monetary in nature.  As a result, changes in interest rates have a more significant impact on our performance than the general level of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services.  The effects of changes in interest rates are discussed in the section “Market Risk – Interest Rate Risk” on page 80 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

Monetary Policy.  Domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies affect the earnings of Union National and the Bank.  An important function of the Federal Reserve System is to regulate the money supply and interest rates.  Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits.  The Federal Reserve uses these instruments in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

Union National Community Bank is a member of the Federal Reserve System.  The policies and regulations of the Federal Reserve Board have a significant effect on the Bank’s deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operations in the future.  The effect of Federal Reserve Board policies and regulations upon the future business and earnings of Union National and the Bank cannot be predicted.

Environmental Laws.  Neither Union National nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings or on its competitive position.  However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.  Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower.  To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower.  Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower.  These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank.  Union National is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues.  In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by a bank.  Further, the liability has the potential to far exceed the original amount of the loan issued by a bank.  Currently, neither Union National nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is Union National or the Bank aware of any circumstances that may give rise to liability under any such statute.

Gramm-Leach-Bliley Act.  Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.  Union National has not elected financial holding company status at this time, however, Gramm-Leach-Bliley enables Union National and the Bank to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies.  The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.  Section 404 of the Sarbanes-Oxley Act required Union National to include in its Annual Report of Form 10-K a report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.  To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process.

On October 2, 2009, the U.S. Securities and Exchange Commission decided to extend the deadline for small public companies (non-accelerated filers, defined generally as companies with less than $75 million market capitalization) to file their first auditor’s report on internal controls under Sarbanes-Oxley Section 404b.  Without the extension, Union National, being a small public company, would have been required to file our first auditor’s report on the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2009.   Under the extension, the new deadline for Union National to file our first auditor’s report on internal control will begin for fiscal year ending December 31, 2010.

In 2009, we incurred $10,000 of additional external audit costs associated with complying with the provisions of Sarbanes-Oxley prior to the extension being granted.  In 2010, we expect to incur additional external audit costs associated with complying with the provisions of Sarbanes-Oxley requiring a report by the independent registered public accountants on the effectiveness of internal control over financial reporting.  We expect the additional costs associated with this requirement to be $25,000 pretax for the year-ended December 31, 2010.

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

As a public company, Union National is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

Supervision and Regulation - Union National Community Bank.  The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC.  The Bank’s operations are also subject to regulations of the OCC, the Federal Reserve Board and the FDIC.

The primary supervisory authority of the Bank is the OCC, which regulates and examines the Bank.  The OCC has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

Other.  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the Bank’s business.  It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the Bank’s business.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  For additional information on regulatory activity, refer to Note 15 ─ Regulatory Restrictions to the consolidated financial statements and the section “Regulatory Matters” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

Statistical Data.  The information required by this Item is incorporated by reference from pages 50 through 88 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

Employees.  As of March 29, 2010, the Bank had 123 full-time and 21 part-time employees, of which, no one is represented by a collective bargaining agent. Management believes it has good relations with its personnel.

Union National’s website address is www.uncb.com.  Union National makes available free of charge its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission.  Copies of such reports are available at no charge by contacting Michael D. Peduzzi, Chief Financial Officer and Treasurer of Union National Financial Corporation, 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  (The information found on Union National’s website does not constitute a part of this or any other report.)

ITEM 1A.   RISK FACTORS.  An investment in Union National Financial Corporation’s common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we not aware of or focused on or that we currently deem immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

The Soundness of Other Financial Institutions May Adversely Affect Us
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose Union National to credit risk in the event of a default by a counterparty or client. In addition, Union National’s credit risk may be exacerbated when the collateral held by Union National cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Union National. Any such losses could have a material adverse affect on Union National’s financial condition and results of operations.

Past Levels of Market Volatility Have Been Unprecedented and Future Levels Could Have Materially Adverse Effects on our Liquidity and Financial Condition
The capital and credit markets have experienced extreme volatility and disruption in recent years. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If we experience future levels of market volatility similar to the past, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

We are Subject to Interest Rate Risk, and Variations in Interest Rates May Negatively Affect our Financial Performance
Changes in the interest rate environment may reduce profits. Our primary source of income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.  Substantial decreases in the general level of interest rates may reduce our net interest spread and margin as a substantial portion of our wholesale borrowings are at fixed interest rates.  An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Although we believe we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume and overall profitability.

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

As of December 31, 2009, approximately 72% of our loan portfolio consisted of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans.  Because our loan portfolio contains a significant number of commercial, industrial, agricultural, construction, and commercial and agricultural real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The Allowance for Credit Losses May Be Insufficient
Loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense that represents our best estimate of probable losses that have been incurred within the existing portfolio of loans and leases (“loans”). The allowance, in our judgment, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects our continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than ours. Also, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

We are Subject to Extensive Government Regulation and Supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, we are subject to changes in federal and state tax laws, accounting principles, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Compliance with the various statutes and other regulations increases our expense, requires management's attention, and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.  For additional information on regulatory activity and the potential impact to Union National in 2010, refer to Note 15 ─ Regulatory Restrictions to the consolidated financial statements and the section “Regulatory Matters” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

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

Declines in Value May Adversely Impact the Investment Portfolio
We reported non-cash, other-than-temporary impairment (“OTTI”) charges totaling $1,504,000 for the year ended December 31, 2009, representing reductions in fair value below original cost of investments on four investment securities. We may be required to record future impairment charges on investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine OTTI status to individual holdings include, but are not limited to, the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of any unrealized losses.

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

We Rely On Dividends from Our Subsidiaries for Most of Our Revenue
Union National is a separate and distinct legal entity from its subsidiaries.  It receives a substantial portion of its revenue from dividends from its subsidiary, Union National Community Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event the Bank is unable to pay dividends to Union National, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.

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

The Trading Volume in Our Common Stock is Less Than That of Many Other Financial Services Companies
Our common stock is traded on the OTC Bulletin Board and the trading volume is less than that of many other financial services companies.  A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of the common stock or the expectation of these sales could cause our stock price to fall.

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

Possible Changes To Capital Requirements And Potential Difficulties Raising Capital
Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The Bank is subject to higher individual minimum capital requirements as explained in Note 15 ─ Regulatory Restrictions to the consolidated financial statements and the section “Regulatory Matters” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.  Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital alternatives as the regulatory capital environment changes, and if regulatory capital requirements are changed.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  In addition, if Union National decides and is able to raise additional equity capital, stockholders’ interests could be diluted.

Possible Changes To Regulatory Supervisory Activities And Actions
As disclosed in Note 18 ─ Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference ─ On August 27, 2009, the Bank, the wholly-owned banking subsidiary of Union National, entered into a formal written agreement (the “Agreement”) with the OCC.  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the provisions of the Agreement, (2) have the Board of Directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.

The Agreement supersedes the previous Memorandum of Understanding (“MOU”) entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three-year strategic plan and three-year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC has established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At December 31, 2009, the Bank’s measure of Tier I Capital to Average Total Assets was 8.31%, Tier I Capital to Risk-Based Assets of 9.69% and Total Capital to Risk-Based Assets of 12.37%.  At December 31, 2009, all three ratios exceeded the respective OCC individual minimum capital requirements.  The Bank capital ratios reflect the infusion of $700,000 of the $1,275,000 proceeds raised in Union National’s preferred stock private placement.

In order to maintain the Bank’s capital levels and to continue to meet the OCC’s individual minimum capital requirement, Union National and the Bank may have to raise additional capital, reduce its assets or both.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to such administrative actions or sanctions as the OCC considers necessary.

Management and the Board of Directors are committed to taking the necessary actions to fully maintain the new minimum capital ratios and address the provisions of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.

On January 28, 2010, Union National entered into an informal Memorandum of Understanding with the Federal Reserve Bank (“FRB”) of Philadelphia.  Union National is the registered bank holding company that wholly owns the Bank; however, the Bank subsidiary is separately supervised by the Office of the Comptroller of the Currency.  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before (i) declaring or paying dividends to stockholders, (ii) distributing interest, principal or other sums on Union National’s subordinated debentures or trust preferred securities, and (iii) incurring, increasing or guaranteeing any additional debt.  Subsequent to December 31, 2009, the FRB did approve the quarterly interest payments for the first quarter of 2010 on the UNCT I and UNCT II junior subordinated debentures and the preferred stock dividend payments.

Economic Conditions And Declines In Housing Prices And Real Estate Values
The United States, including Union National’s primary banking market, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  Union National’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  Union National has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  Union National expects continued economic weakness for most of 2010.  This environment could lead to increased levels of non-performing assets, net charge-offs and provision for credit losses compared to previous periods, which would have a negative impact to Union National’s operating results.

We May Be Required To Pay Significantly Higher Federal Deposit Insurance Corporation Premiums In The Future
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008 (the “EESA”) temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013. These developments will cause the premiums assessed to the Bank by the FDIC to increase.   Potentially higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.   For additional information on FDIC activity and the potential impact to Union National in 2010, refer to the section “Federal Deposit Insurance Corporation Activity” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

A Prolonged Economic Downturn, Especially One Affecting Union National’s Geographic Market Areas, Could Reduce Union National’s Customer Base Level of Deposits And Demand For Financial Products, such as Loans
The Corporation’s success depends significantly upon the growth in population, income levels, deposits and housing starts in its geographic markets. Unlike many larger institutions, Union National is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which Union National operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

There Can Be No Assurance That Actions Of The U.S. Government, Federal Reserve And Other Governmental And Regulatory Bodies For The Purpose Of Stabilizing The Financial Markets Will Achieve The Intended Effect
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, former President Bush signed the EESA into law.  Pursuant to the EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the TARP Capital Purchase Plan (“CPP”) under the EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions.  There can be no assurance, however, as to the actual impact that the EESA, including the CPP and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets and our business, financial condition and results of operations, or the trading price of our common stock.

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

PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired
Mount Joy Branch Office 101 East Main Street Mount Joy, PA 17552	Branch Bank, cut limestone and brick. 1995 addition is concrete over steel construction containing approximately 22,251 sq. ft. of space.	1911

MotorBank Branch Office 21 North Barbara Street Mount Joy, PA 17552	Drive-up Bank Branch, brick on frame containing approximately 445 sq. ft. of space.	November 1972

Maytown Branch Office 100 West High Street Maytown, PA 17550	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 4,960 sq. ft. of space.	April 1972

Hempfield Branch Office 190 Stony Battery Road Salunga, PA 17538	Branch Bank, brick with wood shingle roof containing approximately 4,619 sq. ft. of space.	June 1979

Administrative Services Center – Bank Administration Building 25 North Barbara Street Mount Joy, PA 17552	Brick on concrete block with wood and steel frame containing approximately 12,798 sq. ft. of space.	December 1984

Elizabethtown Branch Office 1275 South Market Street Elizabethtown, PA 17022	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 6,808 sq. ft. of space.	January 1988

Columbia Branch Office 901 Lancaster Avenue Columbia, PA 17512	Branch Bank, one-story brick building containing approximately 2,257 sq. ft. of space.	October 1992

Elizabethtown Motorbank Office	Drive-up Bank Branch, brick on frame containing approximately 574 sq. ft. of space.	September 2001

Centerville Branch Office 301 Centerville Road Lancaster, PA 17601	Branch Bank, one-story masonry and brick building with metal trusses, containing approximately 3,575 sq. ft. of space.	May 2008

PROPERTY LEASED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Date Acquired
Manheim Branch Office 701 Lancaster Road Manheim, PA 17545	Concrete block building containing 4,266 sq. ft. of space, of which, approximately 2,600 sq. ft. of space is used for banking purposes.	January 1995

Manheim Township Branch Office 38 E. Roseville Road Lancaster, PA 17601	Branch Bank, one story brick and metal siding building containing approximately 2,000 sq. ft. of space.	April 2003

HACC Branch Office 1625 Old Philadelphia Pike Lancaster, PA 17602	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 3,486 sq. ft. of space.	February 2005

Ephrata Branch Office 108 North Reading Road Ephrata, PA 17522	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 1,300 sq. ft. of space.	April 2007

Union National Professional Center 570 Lausch Lane, Suite 300 Lancaster, PA 17601
Three story masonry, stone and brick over steel building with concrete floors, containing approximately 27,000 sq. ft. of office space, of which, approximately 9,000 sq. ft. is used for  administrative purposes and the remainder is sub-leased.
February 2006

In management’s opinion, the above properties are in good condition and are adequate for Union National Financial Corporation’s and Union National Community Bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National.  There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank.

On August 27, 2009, the Bank entered into a Formal Agreement with the OCC, as discussed in Note 18 ─ Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference).

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)         Market Information and Dividends

Market and dividend information required by this Item is incorporated herein by reference from page 88 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009,  which is included in Exhibit 13 to this Annual Report on Form 10-K.  Union National Financial Corporation’s common stock is traded on a limited basis in the local over-the-counter market and on the OTCBB under the symbol UNNF.  Bid and asked information is available on some internet websites providing financial market news.  Information concerning actual trades is included on page 88 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, and is also available on financial market internet websites.  This information represents a limited amount of share transfer activity.  As of March 29, 2010, there were approximately 1,445 holders of record of Union National’s common stock.

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

Additionally, on January 28, 2010, Union National entered into an informal Memorandum of Understanding with the FRB.  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before Union National (i) declares or pays dividends to shareholders, (ii) distributes interest, principal or other sums on UNCT I and UNCT II junior subordinated debentures, and (iii) incurs, increases or guarantees any additional debt.  Subsequent to December 31, 2009, the FRB did approve the quarterly interest payments for the first quarter of 2010 on the UNCT I and UNCT II junior subordinated debentures and the preferred stock dividend payments.

(b)           Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of Union National or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2009 to October 31, 2009	0	$0.00	0	49,700

November 1, 2009 to November 30, 2009	0	$0.00	0	49,700

December 1, 2009 to December 31, 2009	0	$0.00	0	49,700

Total	0	$0.00	0

*
On April 21, 2005, the Board of Directors of Union National authorized and approved a plan to purchase up to 100,000 shares of its outstanding common stock in open market or privately negotiated transactions.

(c)	Recent Sales of Unregistered Securities

Information on recent sales of unregistered securities required by this Item is incorporated herein by reference to page 38 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009,  which is included in Exhibit 13 to this Annual Report on Form 10-K.

(d)           Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by Union National to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2009.  The table provides this information separately for equity compensation plans that have and have not been approved by security holders.
	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Shareholders(1)	78,674	$18.83	0
Equity Compensation Plans Not Approved by Shareholders	0	0.00	0
Totals	78,674	$18.83	0

(1) Includes outstanding options issued under Union National Financial Corporation’s 1988 and 1997 Stock Incentive Plans, 1997 Stock Purchase Plan (which expired in 2003) and 1997 Independent Director Plan (expired).

Additional information required by this item regarding dividend restrictions is incorporated herein by reference from Note 15 ─ Regulatory Restrictions to the consolidated financial statements and the section “Regulatory Matters” on page 83 in Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 and incorporated herein by reference.

(e)           Union National Stock Performance Graph

Union National’s stock performance graph is herein incorporated by reference from page 86 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is incorporated herein by reference from page 87 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from pages 50 through 85 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference from pages 80 through 83 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference from pages 2 through 47 of Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of December 31, 2009, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

(b)           The Report on Management’s Assessment of Internal Control over Financial Reporting on page 48 of the Union National Financial Corporation’s Annual Report to Shareholders for the year ended December 31, 2009 is herein incorporated by reference.

(c)           Changes in internal controls.

There were no changes made in Union National’s internal controls during the period covered by this report or, to management’s knowledge, in other factors that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of management’s evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Election of Directors – Information about Nominees and Continuing Directors”, “Share Ownership – Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company – Nomination of Directors” and “Governance of the Company – Meetings and Committees of the Board of Directors” of Union National Financial Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders.  As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics.  The code of ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics.  The code of ethics is incorporated herein by reference from Exhibit 14, filed herewith.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the information under the captions “Compensation and Plan Information”, “Potential Payments Upon Termination or Change-In-Control”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” of Union National Financial Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

Employment Agreement Expiration
Effective March 7, 2010, the employment agreement between Stephen D. Staman, Executive Vice President and Chief Revenue Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank expired.  This employment agreement is incorporated by reference to Exhibit 10.16 to Union National Financial Corporation’s 2007 Annual Report on Form 10-K, filed with the Commission on April 1, 2008.  Mr. Staman remains with Union National Financial Corporation and its subsidiary, Union National Community Bank as a named executive officer under an at-will employment arrangement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the information under the caption “Share Ownership” of Union National Financial Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders.  The information related to Equity Compensation Plans as required is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the information under the captions “Transactions with Directors and Executive Officers” and “Governance of the Company – Director Independence” of Union National Financial Corporation's Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the information under the caption “Report of the Audit Committee” of Union National Financial Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
	1.	Financial Statements.
The following financial statements are included by reference in Part II, Item 8 hereof.

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
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

4.2		Certificate of Designations of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Union National’s Current Report on Form 8-K dated September 15, 2009).

10.1	**
Union National Financial Corporation 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997.)

10.2	**
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

10.3	**
Union National Financial Corporation’s Employee Stock Purchase Plan (Incorporated by Reference to Exhibit 4.4 to Union National Financial Corporation’s Registration Statement No. 333-27837 on Form S-8, filed with the Commission on May 27, 1997).

10.4	*
Group Term Replacement Plan for Certain Officers, CEO, dated January 1, 2004 between Mark D. Gainer and Union National Community Bank.  (Incorporated by reference to Exhibit 10.12 to Union National Financial Corporation’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.)

10.5	**
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

10.7	*
Amended and Restated Employment Agreement and Amended and Restated Executive Salary Continuation Agreement dated as of December 29, 2006, with Mark D. Gainer, Chairman, President and Chief Executive Officer.  (Incorporated by reference to Exhibit 10.15 to Union National Financial Corporation’s 2006 Annual Report on Form 10-K, filed with the Commission on March 28, 2007.)

10.8
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

10.12	*
Employment Agreement, dated March 8, 2007 (with an expiration date of March 7, 2010), between Stephen D. Staman, Executive Vice President and Chief Revenue Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 10.16 to Union National Financial Corporation’s 2007 Annual Report on Form 10-K, filed with the Commission on April 1, 2008.)

10.13	*
Change of Control Agreement, dated September 4, 2007, between Michael D. Peduzzi, Executive Vice President, Chief Financial Officer and Union National Financial Corporation and its subsidiary, Union National Community Bank.  (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on September 6, 2007.)

10.14	*
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer and Bradley A. Willow, filed August 13, 2008, as Item 10.18 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.15	*
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn, Steve D. Garber and Kevin Hersh, filed August 13, 2008, as Item 10.19 to Form 10-Q for the fiscal quarter ended June 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.16	***	Stock Bonus Plan and the 2009 Stock Purchase Plan, filed December 3, 2008, and incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K.

10.17		Formal agreement with the Comptroller of the Currency (“OCC”) and Union National Community Bank, filed August 31, 2009, as Item 8.01 to Form 8-K and incorporated by reference.

10.18
Form of stock subscription agreement for Series A Preferred Stock (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on October 1, 2009).

13		Excerpts from Union National Financial Corporation’s Annual Report to Shareholder’s for the year ended December 31, 2009, filed herewith.

14	Union National Financial Corporation Directors and Senior Management Code of Ethics, filed herewith.

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.

(b)	The exhibits required to be filed by this Item are listed under Item 15(a)3, above.

(c)	NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION NATIONAL FINANCIAL CORPORATION
(Registrant)

By	/s/ Mark D. Gainer
Mark D. Gainer,
Chairman of the Board of Directors,
Chief Executive Officer and President
Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

Date

By	/s/ Mark D. Gainer	March 30, 2010
Mark D. Gainer,
Chairman of the Board of Directors, Chief Executive Officer, and
President (Principal Executive Officer)

By	/s/ Michael D. Peduzzi, CPA	March 30, 2010
Michael D. Peduzzi, CPA,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Donald Cargas, Jr.	March 30, 2010
Donald Cargas, Jr., Director

By	/s/ Kevin D. Dolan	March 30, 2010
Kevin D. Dolan, Director

By	/s/ James R. Godfrey	March 30, 2010
James R. Godfrey, Director

By	/s/ Barry C. Huber, CPA	March 30, 2010
Barry C. Huber, CPA, Director

By	/s/ Thomas J. McGrath, DVM	March 30, 2010
Thomas J. McGrath, DVM, Director

By	/s/ William M. Nies	March 30, 2010
William M. Nies, Director

By	/s/ Darwin A. Nissley	March 30, 2010
Darwin A. Nissley, Director

By	/s/ Lloyd C. Pickell	March 30, 2010
Lloyd C. Pickell, Director

EXHIBIT INDEX

Exhibit Number

13	Excerpts from Union National Financial Corporation’s 2009 Annual Report to Shareholders.

14	Union National Financial Corporation Directors and Senior Management Code of Ethics.

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.