Form 10-Q
period 2010-03-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2010-05-13
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

2,742,395 shares of $0.25 (par) common stock were outstanding as of May 13, 2010.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of March 31, 2010 and December 31, 2009	1

	Consolidated Statements of Operations
	For the Three Months Ended March 31, 2010 and 2009	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months Ended March 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5 - 24

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	24 - 39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	(Removed and Reserved)	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		44

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited; Dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Cash and Due from Banks	$8,247	$8,807
Interest-Bearing Demand Deposits in Other Banks	51,483	34,533
Total Cash and Cash Equivalents	59,730	43,340
Interest-Bearing Time Deposits in Other Banks	7,024	9,229
Investment Securities Available for Sale	60,757	60,546
Loans and Leases, Net of Unearned Income	333,028	339,274
Less: Allowance for Credit Losses	(5,995)	(5,858)
Net Loans and Leases	327,033	333,416
Premises and Equipment, Net	11,158	11,403
Restricted Investment in Bank Stocks	3,727	3,727
Bank-Owned Life Insurance	11,641	11,539
Other Real Estate Owned	8,170	5,383
Other Assets	10,691	11,061
Total Assets	$499,931	$489,644

Liabilities
Deposits:
Noninterest-Bearing	$60,043	$54,331
Interest-Bearing	356,882	350,434
Total Deposits	416,925	404,765
Long-Term Debt	30,834	33,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,103	2,868
Total Liabilities	468,203	458,308

Stockholders’ Equity
Preferred Stock (Series A), liquidation value $1,000 per share
Shares authorized - 5,000; Issued – 1,275 at March 31, 2010 and December 31, 2009	1,275	1,275
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued – 3,110,584 and 3,109,105 at March 31, 2010 and December 31, 2009, respectively; Outstanding - 2,742,395 and 2,740,916 at March 31, 2010 and December 31, 2009, respectively	778	777
Surplus	13,896	13,891
Retained Earnings	22,906	22,921
Accumulated Other Comprehensive Income (Loss)	206	(195)
Treasury Stock, at cost; 368,189 at March 31, 2010 and December 31, 2009	(7,333)	(7,333)
Total Stockholders’ Equity	31,728	31,336
Total Liabilities and Stockholders’ Equity	$499,931	$489,644

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and Fees on Loans and Leases	$5,009	$5,385
Investment Securities:
Taxable Interest	438	595
Tax-Exempt Interest	–	22
Dividends	9	13
Other	66	34
Total Interest Income	5,522	6,049

Interest Expense
Deposits	1,681	2,302
Long-Term Debt	393	645
Junior Subordinated Debentures	189	231
Total Interest Expense	2,263	3,178
Net Interest Income	3,259	2,871

Provision for Credit Losses	496	313
Net Interest Income after Provision for Credit Losses	2,763	2,558

Non-Interest Income
Service Charges on Deposit Accounts	458	473
Other Service Charges, Commissions, Fees	288	267
Alternative Investment Sales Commissions	167	110
Income from Fiduciary Activities	47	46
Earnings from Bank-Owned Life Insurance	102	108
Other Income	41	43
Net Gain on Sale of Investment Securities	77	411
Other-than-temporary Impairments (“OTTI”) of Securities	–	(839)
Portion of OTTI Recognized in Other Comprehensive Income	–	–
Net OTTI Losses on Securities	–	(839)
Total Non-Interest Income	1,180	619

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,798	1,946
Net Occupancy	462	478
Data and ATM Processing	406	404
Professional Fees and Regulatory Assessments	206	257
Furniture and Equipment	218	246
FDIC Insurance	228	120
Pennsylvania Shares Tax	95	89
Advertising and Marketing	38	67
Supplies and Postage	60	74
Other Expense	511	333
Total Non-Interest Expense	4,022	4,014
Loss Before Benefit from Income Taxes	(79)	(837)
Benefit from Income Taxes	(82)	(328)
Net Income (Loss)	3	(509)
Preferred Stock Dividends	18	–
Net Loss Available to Common Stockholders	$(15)	$(509)
Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.19)
Cash Dividends Paid Per Common Share	–	–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended March 31, 2010
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2009	2,740,916	$1,275	$777	$13,891	$22,921	$(195)	$(7,333)	$31,336

Comprehensive Income:
Net Income	–	–	–	–	3	–	–	3
Net Change in Unrealized Gains on Available- for-Sale Securities, Net of Tax	–	–	–	–	–	401	–	401
Total Comprehensive Income								404
Issuance of Common Stock under Dividend Reinvestment Plan	1,479	–	1	5	–	–	–	6
Cash Dividends Paid to Preferred Stockholders	–	–	–	–	(18)	–	–	(18)

Balance at March 31, 2010	2,742,395	$1,275	$778	$13,896	$22,906	$206	$(7,333)	$31,728

	Three Months Ended March 31, 2009
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	2,720,076	$–	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Income:
Net Loss	–	–	–	–	(509)	–	–	(509)
Net Change in Unrealized Gains on Available- for-Sale Securities, Net of Tax	–	–	–	–	–	640	–	640
Total Comprehensive Income								131
Issuance of Common Stock under Dividend Reinvestment Plan	982	–	–	4	–	–	–	4

Balance at March 31, 2009	2,721,058	$–	$785	$14,872	$22,925	$676	$(8,329)	$30,929

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$3	$(509)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	270	313
Provision for Credit Losses	496	313
Net Amortization of Investment Securities Premiums	120	90
Net Investment Securities Gains on Sales	(77)	(411)
Net OTTI Losses on Securities	–	839
Provision for Deferred Income Taxes	130	451
Earnings from Bank-Owned Life Insurance	(102)	(108)
Increase in Accrued Interest Receivable	(38)	(69)
Decrease (Increase) in Other Assets	62	(1,531)
Increase in Other Liabilities	235	1,366
Net Cash Provided by Operating Activities	1,099	744

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	16,479	23,152
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	2,519	5,108
Purchases of Available-for-Sale Securities	(18,644)	(27,327)
Proceeds from Calls, Maturities and Sales (Purchases) of Time Deposits in Other Banks	2,205	(980)
Net Decrease in Loans and Leases	3,100	1,290
Purchases of Premises, Equipment and Software	(16)	(138)
Net Cash Provided by Investing Activities	5,643	1,105

Cash Flows from Financing Activities
Net (Decrease) Increase in Demand Deposits and Savings Accounts	(1,003)	8,318
Net Increase in Time Deposits	13,163	15,994
Payments on Long-Term Debt	(2,500)	–
Issuance of Common Stock, Net of Costs	6	4
Cash Dividends Paid to Preferred Stockholders	(18)	–
Net Cash Provided by Financing Activities	9,648	24,316

Net Increase in Cash and Cash Equivalents	16,390	26,165
Cash and Cash Equivalents at Beginning of Period	43,340	31,837
Cash and Cash Equivalents at End of Period	$59,730	$58,002

Supplemental Disclosures of Cash Flow Information
Interest Paid	$2,321	$3,154
Income Tax Paid	–	250

Supplemental Schedule of Noncash Activities
Transfers to Other Real Estate Owned	$2,787	$349

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Union National Financial Corporation (“Union National”) and its subsidiary Union National Community Bank (the “Bank”).   All material intercompany accounts and transactions have been eliminated in consolidation.  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, which were established during 2003 and 2004 for the purpose of issuing $11,000,000 of trust capital securities, are not consolidated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the periods ended March 31, 2010 and 2009.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2009, and with Union National’s Forms 8-K, and other reports, that were filed during 2010 with the SEC.

Union National has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses.  Accordingly, actual results may differ from estimated amounts.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, the potential impairment of restricted stock and fair value disclosures.

Note 3 – Recent Accounting Pronouncements

ASU 2009-16. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) - Accounting for Transfers of Financial Assets”. This ASU amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.

The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

This guidance became effective January 1, 2010, and did not have a significant impact on Union National’s financial condition or results of operations.

ASU 2009-17. In October 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.  This Update amends the Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.

The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.

This guidance became effective January 1, 2010, and did not have a significant impact on Union National’s financial condition or results of operations.

Note 4 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if (i) preferred stock shares were converted to common stock shares, and (ii) options to issue common stock were exercised.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.  For the three months ended March 31, 2010, there were no preferred stock conversions, which potentially would have a dilutive effect.  Stock options outstanding which had no intrinsic value, and therefore were not included in the diluted earnings (loss) per common share computation, were 78,674 and 91,958 as of March 31, 2010 and 2009, respectively.  Accordingly, the dilutive earnings (loss) per common share for each period was not affected by the impact of stock options outstanding.

The computation of basic and diluted earnings (loss) per common share, net income (loss) available to common shareholders, and weighted-average number of shares outstanding for the three months ended March 31, 2010 and 2009, are presented below (amounts, except earnings (loss) per share, in thousands):

	Three Months Ended March 31,
	2010	2009
Net Loss Available to Common Stockholders	$(15)	$(509)
Weighted-average Common Shares Outstanding	2,742	2,720
Basic Loss Per Common Share	$(0.01)	$(0.19)

Weighted-average Common Shares Outstanding	2,742	2,720
Effect of Diluted Securities:
Convertible Preferred Stock (1)	–	–
Stock Options	–	–
Total Weighted-average Common Shares and Equivalents	2,742	2,720
Diluted Loss Per Common Share	$(0.01)	$(0.19)

(1)    Had Union National not been in a loss position for the three months ended March 31, 2010, the impact on diluted earnings (loss) per common share would have been an additional 319,000 weighted-average common shares outstanding for convertible preferred stock that was issued beginning in September 2009.  This would reflect the potential dilution that could occur if preferred stock shares were converted to common stock shares.  There were no shares of preferred stock outstanding at March 31, 2009.

Note 5 – Investment Securities Available For Sale

The amortized cost and fair value of investment securities are presented in the tables below as of March 31, 2010 and December 31, 2009 (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of related tax expense (benefit), which amounted to a net unrealized gain of $206,000 at March 31, 2010, as compared to a net unrealized loss of ($195,000) at December 31, 2009, recorded in accumulated other comprehensive income (loss).  At March 31, 2010, the amortized cost of the private issuer mortgage-backed securities and corporate securities reflect cumulative reductions for other-than-temporary impairment charges of $1,191,000 and $530,000, respectively. During 2009, other-than-temporary impairment charges on the private issuer mortgage-backed securities were adjusted accordingly for the cumulative effect of the adoption of ASC Topic 320, “Investments – Debt and Equity Securities”, as discussed on page 10 under the section “Other-Than-Temporary Impairment of Investment Securities”.

	At March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$45,287	$116	$(141)	$45,262
U.S. Agency Bonds and Structured Notes	12,528	15	(12)	12,531
Private Issuer Mortgage-Backed Securities	2,313	269	–	2,582
Corporate Securities	246	69	–	315
Equity Securities	70	8	(11)	67
Total Investment Securities	$60,444	$477	$(164)	$60,757

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$53,752	$26	$(384)	$53,394
Private Issuer Mortgage-Backed Securities	2,468	170	–	2,638
Obligations of State and Political Subdivisions	4,016	–	(201)	3,815
Corporate Securities	535	96	–	631
Equity Securities	71	8	(11)	68
Total Investment Securities	$60,842	$300	$(596)	$60,546

Investment securities carried at fair value of $57,793,000 and $57,209,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public and government entity deposits, trust deposits, and as collateral for the Bank’s borrowing availability at the Federal Reserve Bank.

The amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$–	$–	$–	$–
Due After One Year Through Five Years	6,031	6,028	–	–
Due After Five Years Through Ten Years	6,497	6,503	–	–
Due After Ten Years	246	315	4,551	4,446
	12,774	12,846	4,551	4,446

U.S. Agency Mortgage-Backed Securities	45,287	45,262	53,752	53,394
Private Issuer Mortgage-Backed Securities	2,313	2,582	2,468	2,638
Equity Securities	70	67	71	68
Total Investment Securities	$60,444	$60,757	$60,842	$60,546

The following tables present investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands):

	At March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$28,516	$(141)	$–	$–	$28,516	$(141)
U.S. Agency Bonds and Structured Notes	6,016	(12)	–	–	6,016	(12)
Equity Securities	–	–	18	(11)	18	(11)
Temporarily Impaired Securities	$34,532	$(153)	$18	$(11)	$34,550	$(164)

	At December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$41,565	$(384)	$–	$–	$41,565	$(384)
Obligations of State and Political Subdivisions	3,815	(201)	–	–	3,815	(201)
Equity Securities	–	–	18	(11)	18	(11)
Temporarily Impaired Securities	$45,380	$(585)	$18	$(11)	$45,398	$(596)

Debt securities include mortgage-backed securities, bonds, structured notes, corporate securities and obligations of state and political subdivisions.  At March 31, 2010, there were fifteen debt securities with unrealized losses of $153,000 that amounted to 0.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines have been provided for in other comprehensive income (loss).  All of the obligations of state and political subdivisions outstanding at December 31, 2009, were sold in 2010, and as a result of positive market movements, net gains of $25,000 were realized on these securities.

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses totaling $11,000 at both March 31, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase in value to Union National’s cost, and none are in companies with known debt defaults or deferrals.  Management does not consider the equity securities to be other-than-temporarily impaired at March 31, 2010.

For the three months ended March 31, 2010 and 2009, Union National received gross proceeds of $16,479,000 and $23,152,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains
U.S. Agency Mortgage-Backed Securities	$47	$–	$–	$47
Obligations of State and Political Subdivisions	24	–	–	24
Corporate Securities	5	–	–	5
Equity Securities	1	–	–	1
Total	$77	$–	$–	$77

	Three Months Ended March 31, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$443	$(32)	$–	$411
Corporate Securities	–	–	(839)	(839)
Total	$443	$(32)	$(839)	$(428)

Other-Than-Temporary Impairment of Investment Securities
In determining fair value and assessing the potential for other-than-temporary impairment (“OTTI”) of investment securities  as of March 31, 2010, management primarily considered accounting principles and guidance from ASC Topic 320, “Investments – Debt and Equity Securities”, and ASC Topic 820, “Fair Value Measurements and Disclosures”.  Additionally, management considered SEC guidance including SAB Topic 5M, “Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and additional interpretive guidance SEC Press Release #2008-234, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting”.

In order to determine whether unrealized losses in the fair value of investment securities are other-than-temporary, management regularly reviews the entire portfolio of investment securities for possible OTTI, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery, which may be at maturity, of any unrealized losses.

Effective April 1, 2009, the accounting principles and guidance referenced above requires that the credit-related portion of OTTI on debt securities be recognized in earnings, while the noncredit-related portion of OTTI on debt securities not expected by management to be sold be recognized in other comprehensive income.  Management determined that OTTI recorded in 2008 against a private-issuer mortgage-backed security, not expected to be sold, had both credit-related and noncredit-related portions of OTTI; however, in 2008, the entire OTTI charge on this investment security was recognized in earnings.  The noncredit-related portion was determined to be $306,000 pre-tax.  Accordingly, on April 1, 2009, a cumulative effect adjustment was recorded in the after-tax amount of $202,000 to increase retained earnings and decrease unrealized gains (losses) in accumulated other comprehensive income (loss) for the noncredit-related portion of the OTTI recorded in 2008.

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written off and declared as a worthless asset for tax purposes.  This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.  The following table summarizes the cumulative credit related OTTI charges recognized as components of earnings for investment securities held with a recorded fair value at March 31, 2010.  The beginning balance on January 1, 2010, was adjusted to reflect the elimination of the worthless security discussed above (in thousands):

Balance at January 1, 2010	$2,352
Sale of impaired security during 2010	(631)
Additional OTTI taken for credit losses during 2010	–
Balance at March 31, 2010	$1,721

As of March 31, 2010, Union National’s investment balances include three securities with recorded impairments.  The fair value of these impaired investments was $2,897,000 as compared to an original amortized cost of $6,950,000. The following table provides additional information related to these three investment securities (in thousands):

				At March 31, 2010
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Cost	Value	Taken

Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	CC	$1,146	$1,299	$711
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	1,167	1,283	480
InCaps Funding II Junior Note	1,000	BBB	B	246	315	530
Total Securities with OTTI	$6,950			$2,559	$2,897	$1,721

As discussed more thoroughly in Note 12 – Fair Value of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of March 31, 2010, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government ($839,000 of the $1,504,000 other-than-temporary impairment charges for the year ended December 31, 2009, were recorded in the first quarter of 2009).  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.

In the first quarter of 2010, one of the previously impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.   At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain that was recorded on the sale.

Note 6 – De-Leveraging and Restructuring Activities

In 2010, the Bank continued with de-leveraging activities by prepaying $2,500,000 of FHLB advances, which had a fixed weighted average interest cost of 4.67%, incurring $89,000 of debt prepayment penalties, which were included in other non-interest expense. The balance of long-term debt was reduced to $30,834,000 at March 31, 2010 from $33,334,000 at December 31, 2009.

There were no FHLB advances prepaid during the first quarter of 2009, however, for the year ended December 31, 2009, the Bank prepaid $17,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.36%, incurring $536,000 of debt prepayment penalties.  During 2009, the Bank also repaid a $5,241,000 brokered CD with an interest cost of 3.90% that matured on October 15, 2009.

Note 7 – Junior Subordinated Debentures

Union National had three issuances of junior subordinated debentures, totaling $17,341,000, outstanding as of March 31, 2010 and December 31, 2009.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.10% and 3.13% at March 31, 2010 and December 31, 2009, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.25% and 2.27% at March 31, 2010 and December 31, 2009, respectively.

All of the junior subordinated debentures are callable at Union National’s option beginning at five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II became callable in October 2009, and the Bank’s junior subordinated debenture will become callable in July 2011.  All three issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.  For additional information related to Federal Reserve pre-approval requirements related to payments on UNCT I and UNCT II, refer to the section Memorandum of Understanding with the Federal Reserve Bank in Note 9 – Enforcement Actions with Bank Regulatory Agencies.

Interest expense on junior subordinated debentures was $189,000 and $231,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 8 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan

Preferred Stock Private Placement Offering
On September 15, 2009, Union National filed with the Pennsylvania Department of State two Statements with Respect to Shares which, effective upon filing, designated two series of preferred stock as “5% Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A” (“Series A Preferred Stock”), and “6% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B” (“Series B Preferred Stock”), and set forth the voting and other powers, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions of the Series A Preferred Stock and Series B Preferred Stock. On March 1, 2010, Union National terminated the offering of both series of its Convertible Perpetual Preferred Stock.

Sales of Preferred Stock:
Union National has sold shares of its Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

During the offering, Union National sold 1,275 shares of its Series A Preferred Stock for total gross proceeds of $1,275,000, which were offset by issuance costs of $57,000.  At March 31, 2010, there were no Series B Preferred stock shares outstanding as there was no Series B Preferred stock shares sold or issued during the offering.

The following table summarizes the Series A Preferred Stock shares sold and the gross proceeds received through the private placement offering (dollars in thousands):

Period	Shares	Gross Proceeds
September 25, 2009 – September 30, 2009	700	$700
October 1, 2009 – December 31, 2009	575	575
January 1, 2010 – February 28, 2010 (1)	–	–
Total	1,275	$1,275

(1)	On March 1, 2010, Union National terminated the offering of both series of its Convertible Perpetual Preferred Stock.

As of March 31, 2010, none of the 1,275 Series A Preferred Stock Shares issued converted to common stock.

Terms of the Series A Preferred Stock:
Dividends on the Series A Preferred Stock are payable quarterly in arrears if, when, and as declared by Union National’s Board of Directors, at a rate of 5.00% per year on the liquidation preference of $1,000 per share. Dividends, if declared, will be payable quarterly on January 31, April 30, July 31, and October 31 of each year (each a “Dividend Payment Date”).  The first scheduled dividend was paid on January 31, 2010, and subsequent to March 31, 2010, the scheduled dividend for April 30, 2010 was paid.  For additional information related to Federal Reserve pre-approval requirements related to dividend payments on Preferred Stock, refer to the section Memorandum of Understanding with the Federal Reserve Bank in Note 9 – Enforcement Actions with Bank Regulatory Agencies.  In the case of the dividend payable on January 31, 2010, such dividend was prorated based on the number of days elapsed from the date of purchase to January 31, 2010 over a quarterly dividend period of ninety (90) days.  Dividends on the Series A Preferred Stock are non-cumulative.

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

The Series A Preferred Stock only may be redeemed by Union National upon prior approval of the Federal Reserve. If Union National redeems the Series A Preferred Stock on or prior to September 14, 2014, the redemption price will include a premium decreasing over time from 2.5% to 0.5% of the liquidation preference. The holders of the Series A Preferred Stock do not have voting rights except as required by Pennsylvania Business Corporation Law of 1988, as amended.

Dividend Reinvestment Plan
Union National maintains a Dividend Reinvestment Plan (“DRIP”) for record holders of Union National’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP.  There were no common dividends paid by Union National in the first quarter of 2010; however, eligible stockholders made voluntary cash payments totaling $6,000, which were used to purchase 1,479 common shares.  Union National reserved 200,000 common stock shares to be issued under the DRIP, of which, 24,471 shares have been issued as of March 31, 2010.  As part of the proposed merger, as discussed in Note 14 – Subsequent Event, the ability of stockholders to make direct cash purchases will be suspended effective June 30, 2010.

Note 9 – Enforcement Actions with Bank Regulatory Agencies

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

The Agreement supersedes the previous Memorandum of Understanding (“MOU”) entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three year strategic plan and three year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk-based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At March 31, 2010, the Bank’s measure of Tier I Capital to Average Total Assets was 8.34%, Tier I Capital to Risk-Based Assets was 10.00%, and Total Capital to Risk-Based Assets was 12.72%.  At March 31, 2010, all three ratios exceeded the respective OCC individual minimum capital requirements.  The Bank capital ratios reflect the infusion to the Bank subsidiary of $700,000 of the $1,275,000 proceeds raised in Union National’s preferred stock private placement.

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

Memorandum of Understanding with the Federal Reserve Bank
On January 28, 2010, Union National entered into an informal Memorandum of Understanding with the Federal Reserve Bank (“FRB”).  Union National is the registered bank holding company that wholly owns the Bank (the Bank subsidiary is separately supervised by the Office of the Comptroller of the Currency).  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before (i) declaring or paying dividends to stockholders, (ii) distributing interest, principal or other sums on UNCT I and UNCT II junior subordinated debentures, and (iii) incurring, increasing or guaranteeing any additional debt. Subsequent to March 31, 2010, the FRB did approve the quarterly interest payments for the second quarter of 2010 on the UNCT I and UNCT II junior subordinated debentures and the preferred stock dividend payments.

Note 10 – Commitments, Guarantees and Contingencies

In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of March 31, 2010, the Bank had $106,597,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $110,791,000 at December 31, 2009.  The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $5,725,000 and $6,199,000 of standby letters of credit outstanding as of March 31, 2010 and December 31, 2009, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at March 31, 2010 and December 31, 2009, for Bank guarantees under standby letters of credit issued is not considered to be material.

Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  Through March 31, 2010, the Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums exceeded the actual processed expenses by $280,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $63,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of March 31, 2010 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

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

Union National had two plans with stock options outstanding as of March 31, 2010: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of March 31, 2010.  Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors.  It is Union National’s policy to issue new shares from its authorized shares upon the exercise of stock options.

No share-based awards were granted or vested during the three months ended March 31, 2010 and 2009; accordingly, no compensation expense was recorded for these periods.  For the three months ended March 31, 2010, there were no stock options exercised, forfeited or expired.  As such, there were 78,674 stock options outstanding at both March 31, 2010 and December 31, 2009, with exercise prices ranging from $11.52 to $22.14.

All stock options outstanding at March 31, 2010, had no intrinsic value (the amount by which the market price exceeds the exercise price) and were fully vested and exercisable, and consisted of the following:

Number of options	78,674
Weighted-average contractual remaining term	4.2 Years
Weighted-average exercise price	$18.83
Aggregate intrinsic value	$–

Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is not a forced transaction, but rather a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities.

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

ASC Topic 820 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.  Further, ASC Topic 820 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and Union National must evaluate the weight of evidence to determine whether the transactions are orderly. It provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The valuation methodologies were applied to all of Union National’s financial assets and financial liabilities carried at fair value, effective January 1, 2008.  In addition, Union National adopted fair value measurement and disclosure guidance for non-financial assets and non-financial liabilities on January 1, 2009.

Securities Available for Sale
Equity securities, comprised mostly of financial institutions, traded on a national securities exchange are reported at fair value using the Level 1 valuation hierarchy because these securities tend to trade frequently, and quoted prices are considered active.  Other equity securities, comprised mostly of smaller financial institutions, traded on the OTC Bulletin Board (“OTCBB”) or privately are reported at fair value using the Level 2 valuation hierarchy because these securities tend to trade infrequently, and quoted prices are not considered active.  Debt securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs.  For these securities, Union National obtained fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent transactions or rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  At March 31, 2010, the fair value of securities valued using Level 3 inputs was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns.

The following tables present available-for-sale investment securities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value (in thousands).  There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2010.

	At March 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. Agency Mortgage-Backed Securities	$–	$45,262	$–	$45,262
U.S. Agency Bonds and Structured Notes	–	12,531	–	12,531
Private Issuer Mortgage-Backed Securities	–	–	2,582	2,582
Corporate Securities	–	–	315	315
Equity Securities	12	55	–	67
Total Investment Securities	$12	$57,848	$2,897	$60,757

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
U.S. Agency Mortgage-Backed Securities	$–	$53,394	$–	$53,394
Private Issuer Mortgage-Backed Securities	–	–	2,638	2,638
Obligations of State and Political Subdivisions	–	3,815	–	3,815
Corporate Securities	–	–	631	631
Equity Securities	13	55	–	68
Total Investment Securities	$13	$57,264	$3,269	$60,546

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using significant unobservable (Level 3) inputs (in thousands):

Available-For- Sale Securities
Beginning Balance at January 1, 2010	$3,269
Payments received (applied to principal), net of accretion	(172)
Proceeds received on sale of impaired security	(277)
Total realized and unrealized gains
Included in net income	5
Included in other comprehensive income	72
Ending Balance at March 31, 2010	$2,897

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. The valuation allowance (allowance for credit losses) associated with impaired loans was $1,199,000 and $1,458,000 at March 31, 2010 and December 31, 2009, respectively.

The balance of loans and leases that were considered to be impaired under GAAP was $6,174,000 and $8,715,000, which consisted of eight and ten loan and lease relationships to unrelated borrowers, at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, three of the relationships represented 84% of the total impaired loans and leases of $6,174,000.  The decrease in impaired loans and leases primarily resulted from several loans, with a related allowance, that were foreclosed on and transferred into other real estate owned at March 31, 2010.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $3,498,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at March 31, 2010 and December 31, 2009, respectively. These consisted of four and five loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,199,000 and $1,458,000 at March 31, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential principal losses.

Repossessed Assets.  Assets included in repossessed assets are reported at fair value on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of similar assets.

Other Real Estate Owned.  Assets included in other real estate owned are reported at fair value on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of properties in the proximate vicinity, and estimated liquidation costs.

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2010
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$2,299	$2,299
Repossessed Assets	–	–	190	190
Other Real Estate Owned	–	–	8,170	8,170
Total	$–	$–	$10,659	$10,659

	December 31, 2009
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$4,458	$4,458
Repossessed Assets	–	–	436	436
Other Real Estate Owned	–	–	5,383	5,383
Total	$–	$–	$10,277	$10,277

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009, are set forth in the table below (in thousands).  The information in the table should not be interpreted as an estimate of the fair value of Union National in its entirety since a fair value calculation is only provided for a limited portion of Union National’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Union National’s disclosures and those of other companies may not be meaningful.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents	$59,730	$59,730	$43,340	$43,340
Interest-Bearing Time Deposits in Other Banks	7,024	7,048	9,229	9,252
Investment Securities Available for Sale	60,757	60,757	60,546	60,546
Loans and Leases, Net	327,033	313,550	333,416	317,459
Restricted Investment in Bank Stocks	3,727	3,727	3,727	3,727
Accrued Interest Receivable	1,607	1,607	1,569	1,569
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	48	251	48	267

Liabilities:
Demand and Savings Deposits	211,454	211,454	212,457	212,457
Time Deposits	205,471	205,944	192,308	194,218
Long-Term Debt	30,834	32,075	33,334	34,798
Junior Subordinated Debentures	17,341	17,038	17,341	17,017
Accrued Interest Payable	880	880	938	938

Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	–	–	–	–

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at March 31, 2010 and December 31, 2009:

Cash and cash equivalents: The carrying amounts of cash and short-term investments (U.S. Treasury Bills with a maturity of less than 60 days) approximate their fair values.

Interest-bearing time deposits in other banks: The carrying amounts of interest-bearing time deposits in other banks approximate their fair values.  The Bank generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Investment securities: The carrying values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans and leases: For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying value approximates fair value.  The fair value of other loans and leases are estimated by calculating the present value of future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on Union National's incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debentures: For floating-rate debentures, fair value is based on the difference between current interest rates for similar types of borrowing arrangements and the current coupon rate.  For debentures that are at a fixed rate for a period of time, the fair value is determined using discounted cash flow analyses, based on current interest rates for similar types of borrowing arrangements.

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

Note 13 – Comprehensive Income

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive income.   The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net (Loss) Income	$(79)	$(82)	$3	$(837)	$(328)	$(509)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Arising During the Period	684	232	452	541	184	357
Reclassification Adjustment for Securities Gains included in Net Income (Loss)	(77)	(26)	(51)	(411)	(140)	(271)
Reclassification Adjustment for Impairment Charges on Investment Securities	–	–	–	839	285	554
Other Comprehensive Income	607	206	401	969	329	640
Total Comprehensive Income	$528	$124	$404	$132	$1	$131

Note 14 – Subsequent Event

On April 19, 2010, Union National, the parent company of Union National Community Bank (“UNCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”).

As part of the transaction, UNCB will merge with and into Province (the “Bank Merger”).  The merged bank will operate as a federally-chartered savings association under a new bank name to be mutually determined by UNCB and Province and will continue to operate the UNCB offices.

Under the terms of the Merger Agreement, each share of Union National common stock (OTC Bulletin Board: “UNNF.OB”), other than shares held by DMIC and any dissenting shares, will convert into the right to receive $5.05 in cash and 0.2134 of a share of DGI Class A common stock (NASDAQ Global Select: “DGICA”).

Following the consummation of the transactions, the executive officers of the merged entities will include: Donald H. Nikolaus, currently the President of DFSC and the Chairman of Province, will continue as President of DFSC and Chairman of the merged bank; Mark D. Gainer, currently Chairman, President and Chief Executive Officer of Union National and UNCB, will become a Senior Vice President of DFSC and President and Chief Executive Officer of the merged bank; Gregory J. Diehl, currently President of Province, will become Executive Vice President and Chief Operating Officer of the merged bank; and Michael D. Peduzzi, Treasurer and Chief Financial Officer of Union National and Executive Vice President and Chief Financial Officer of UNCB, will become a Vice President of DFSC and Executive Vice President and Chief Financial Officer of the merged bank.  The directors of DFSC immediately after the merger will be the directors of DFSC immediately prior to the merger plus Mark D. Gainer and two other current members of Union National’s board of directors.  In addition, the directors of the merged bank immediately after the Bank Merger will consist of six current directors of Province and five current directors of UNCB.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least 80% of the outstanding common shares of Union National.  If the merger is not consummated under certain circumstances, Union National has agreed to pay DFSC a termination fee of $800,000.  Currently, the merger is expected to be completed in the third quarter of 2010.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the definitive agreement, which was filed as Exhibit 2.1 to Form 8-K that was filed by Union National on April 23, 2010.

Through April 30, 2010, Union National has incurred merger and acquisition related expenses of $319,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and  results of operations, as presented in the accompanying consolidated financial statements for Union National Financial Corporation (“Union National”), a bank holding company, and its wholly-owned subsidiary, Union National Community Bank (the “Bank”).  Union National’s consolidated financial condition and results of operations consist primarily of the Bank’s financial condition and results of operations.  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004.

Forward Looking Statements.  This quarterly report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends of Union National Financial Corporation (“Union National”) and Union National Community Bank (the “Bank”) could differ materially from those set forth in such statements due to various risks, uncertainties and other factors. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: strategic initiatives and business plans, including prospective business combinations, may not be satisfactorily completed or executed, if at all; increased demand or prices for the Bank’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of Union National’s business strategy due to changes in current or future market conditions; actions of the U.S. government, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; enforcement actions with bank regulatory agencies restricting certain transactions of Union National and the Bank; effects of deterioration of economic conditions on customers, specifically the effect on loan customers to repay loans; inability of Union National to raise or achieve desired or required levels of regulatory capital; paying significantly higher Federal Deposit Insurance Corporation (“FDIC”) premiums in the future; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; deteriorating economic conditions and declines in housing prices and real estate values; and other risks and uncertainties, including those detailed in Union National’s filings with the Securities and Exchange Commission.   When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2009, Union National’s Forms 8-K, and other reports, that were filed during 2010 with the SEC.

Critical Accounting Policies.  Union National’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles (“GAAP”).   The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain.  These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements.  Management currently views the determination of the allowance for credit losses, the fair value of investment securities and the fair value of other real estate owned to be critical accounting policies.

Determination of the Allowance for Credit Losses. The provision for credit losses and the level of the allowance for credit losses involve significant estimates by management.  In evaluating the adequacy of the allowance for credit losses, management considers the specific collectability of impaired and nonperforming loans, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. While we use available information to make such evaluations, future adjustments to the allowance for credit losses and the provision for credit losses may be necessary if economic conditions, loan credit quality, or collateral issues differ substantially from the factors and assumptions used in making the evaluation.

Fair Value of Investment Securities. Investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity.  In order to determine whether unrealized losses in the fair value of investment securities reflect other-than-temporary impairment (“OTTI”), management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including, but not limited to, the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities may be less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities with fair values less than cost, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis. In assessing potential OTTI for equity securities with fair values less than cost, consideration is given to management’s intention and ability to hold the securities until recovery of any unrealized losses.    After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other-than-temporary.

Fair Value of Other Real Estate Owned.    Other Real Estate Owned (“OREO”) includes property acquired through foreclosure, deed in-lieu of foreclosure, and an in-substance foreclosure.  OREO is held for sale. The carrying value of the property is recorded at the fair value of the property as determined based upon an independent appraisal, less estimated costs to sell at the time of acquisition.  Any excess of the loan balance over the carrying value of the property at the time of transfer from loans to OREO is charged to the allowance for credit losses.  Subsequent to the transfer to OREO, if the sales price of the property less actual costs to sell is less than the carrying value of the property, the deficiency is charged against income as a loss on sale. Due to changing market conditions, there are inherent uncertainties upon liquidation with respect to determining the fair value of OREO.  Therefore, the amount ultimately realized upon liquidation may differ from the carrying value reflected in the accompanying consolidated financial statements.

FINANCIAL CONDITION
Total assets increased by $10,287,000 or 2% to $499,931,000 at March 31, 2010, from $489,644,000 at December 31, 2009. The increase was primarily the result of strong retail deposit generation, which further strengthened Union National’s liquidity position.  Total deposits grew by $12,160,000 or 3% to $416,925,000 at March 31, 2010 from $404,765,000 at December 31, 2009.

Investment Securities. Investment securities were $60,757,000 at March 31, 2010, as compared to $60,546,000 at December 31, 2009.  All of Union National’s investment securities were classified as available for sale at March 31, 2010 and December 31, 2009.  Investment securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as a reliable source of liquidity and a tool to manage interest rate risk.  In order to support these functions, the entire investment securities portfolio has been designated as being available for sale.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive (loss) income, a component of stockholders’ equity.

Certain types of mortgage-backed and asset-backed securities are purchased to better position the investment securities portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position.  These investment securities may be purchased at premiums or discounts, with short, mid, or long-term average expected lives or maturities.  Overall yields on these investment securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments.

Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The investment securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning.  In the first three months of 2010, proceeds of $16,479,000 were received on sales, and $77,000 was recognized in net gains, while $18,644,000 of investment securities were purchased.  Investment securities of $57,793,000 and $57,209,000 were pledged to secure public, trust, and government deposits and for other purposes at March 31, 2010 and December 31, 2009, respectively.

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings.  Based on recent national economic trends and other factors, the private issuer mortgage-backed securities and corporate debt securities credit ratings as published by national statistical rating organizations are being monitored closely.

Investment securities consisted of the following at of March 31, 2010 and December 31, 2009, (in thousands):

	March 31, 2010	December 31, 2009
Market Value of Debt Securities	$60,690	$60,478
Market Value of Equity Securities	67	68
Total Market Value of Investment Securities	$60,757	$60,546

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, structured notes and corporate securities.  At March 31, 2010, there were fifteen debt securities with unrealized losses of $153,000 that amounted to 0.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines have been provided for in other comprehensive income (loss).  All of the obligations of state and political subdivisions outstanding at December 31, 2009, were sold in 2010, and as a result of positive market movements, no losses were recognized on the sale of these securities.

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $11,000, at both March 31, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for the fair value of each equity security to increase to Union National’s cost.  Management does not consider the equity securities to be other-than-temporarily impaired at March 31, 2010.

As of March 31, 2010, $12,000 of the fair value of the total investment securities portfolio was measured using Level 1 inputs as defined by fair value measurement and disclosure guidance, $57,848,000 or 95% of the fair value of total investment securities was measured using Level 2 inputs, and $2,897,000 or 5% of the fair value of total investment securities was measured using Level 3 inputs (for additional information, refer to Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $2,897,000 at March 31, 2010, as compared to $3,269,000 at December 31, 2009. Of the decrease in value, $272,000 was related to net proceeds received on the sale of an impaired security, $172,000 was related to principal and interest payments received and fully applied to principal, offset by $72,000 of net unrealized gains (with a corresponding after-tax increase to stockholders’ equity of $48,000 recorded as other comprehensive income).

In order to determine whether unrealized losses in the fair value of investment securities are OTTI, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities. In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of any unrealized losses.

As of March 31, 2010, Union National’s recorded investment balances include three securities with previously recorded impairments.  The fair value of these impaired investments was $2,897,000 at March 31, 2010, as compared to an original amortized cost of $6,950,000. All principal and interest payments received on impaired investment securities are fully applied to principal.

Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities” provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.  Further, fair value measurement and disclosure guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly, and the Corporation must evaluate the weight of evidence to determine whether the transactions are orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

As discussed more thoroughly in Note 12 – Fair Value of Assets and Liabilities and Fair Value of Financial Instruments to the consolidated financial statements, the fair value of these investment securities was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  Management’s judgment was that, as of March 31, 2010 and December 31, 2009, the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

During 2009, four of the Bank’s five private issuer securities were downgraded to below investment grade (one private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges in 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government.  During 2008, Union National recorded $1,290,000 of other-than-temporary investment impairment charges related to two securities, including the private-issuer security that was downgraded to below-investment-grade in 2008, and a corporate security.  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written-off and declared as a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.  During 2010, another one of the previously impaired corporate securities (InCaps Funding II Senior Note) was sold for $277,000, leaving the Bank with a total of three impaired investment securities remaining at March 31, 2010. At the time of the sale, the InCaps Funding II Senior Note security had $631,000 of previously recorded impairments and an adjusted  amortized cost of $272,000, which resulted in a $5,000 gain that was recorded on the sale.

Management determined that further impairments as of March 31, 2010 were not warranted on the three remaining impaired investment securities based upon the following considerations:

•
All three impaired investment securities were current, as of March 31, 2010, for scheduled investment payments.  Based upon the information reviewed by management in preparing the financial statements, the financial condition and near-term prospects of the issuers do not reflect any specific events which may have influenced the operations of the issuers, such as changes in technology or a discontinuance of a business segment that may have further impaired the earnings potential of the investments.

•
The securities experienced very limited trading activity during the last 12 months being in a market sector with a high degree of illiquidity and dislocation; therefore, determining fair value based upon discounted cash flows is considered reasonable.

•
Management does not intend to sell the securities, and it is not likely that management will be required to sell the securities before recovery to their adjusted amortized cost, and though management does not expect to recover the original amortized cost of the securities, management expects to hold the securities until a reasonable recovery towards the current carrying value.

Loans and Leases, Credit Quality and Credit Risk. Loans and leases at March 31, 2010 were $333,028,000 as compared to $339,274,000 at December 31, 2009.  Outstanding loans decreased by $6,246,000 from December 31, 2009 to March 31, 2010, primarily due to reduced loan demand from creditworthy borrowers and the impact of certain loans at December 31, 2009, that subsequently involved collateral foreclosure and were classified as other real estate owned (“OREO”) at March 31, 2010, in the Consolidated Statements of Financial Condition (for additional information, refer to the discussion on “Non-Performing Assets” on page 31).  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market.  The economy and housing market, and increased unemployment, could affect some of Union National’s borrowers, and may result in increased nonperforming loans and credit losses.

At March 31, 2010, the Bank had $68,708,000 of loans specifically pledged to the FHLB for providing collateral on FHLB long-term debt, as compared to $72,287,000 of pledged loans at December 31, 2009.

Allowance for Credit Losses.  In accordance with GAAP, the allowance for credit losses is maintained at a level believed by management to be adequate to absorb estimated probable loan and lease principal losses.  The allowance for credit losses is established through provisions charged against net interest income.  The uncollectible principal portion of impaired loans and leases is charged against the allowance for credit losses, and subsequent principal recoveries are credited to the allowance for credit losses.

Management’s evaluation of the adequacy of the allowance is based on the Bank’s past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change.

The allowance for credit losses is evaluated based on an assessment of the losses inherent in the loan and lease portfolio.  This assessment results in an allowance that consists of specific, general and unallocated components.  The specific component relates to loans and leases that are classified as impaired.  For such loans and leases, an allowance is established when (i) the discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan or lease is lower than the carrying value.  The general component covers all other loans and leases, including criticized loans that are not impaired, and is based on historical loss experience adjusted for relevant qualitative factors.  Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired.  An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan and lease portfolio.

Union National continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the uncertain and weakened economy.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in the evaluation of the level of the allowance as compared to the balance of outstanding loans and leases.

The allowance for credit losses was $5,995,000 at March 31, 2010, as compared to $5,858,000 at December 31, 2009.  A provision for credit losses of $496,000 was made for the three months ended March 31, 2010, as compared to $313,000 for the same period in 2009.  The provision for credit losses for the three months ended March 31, 2010, was significantly higher than the provision for credit losses for the three months ended March 31, 2009 (for additional information, refer to the related discussion on “Provision for Credit Losses” on page 36) given the increased credit risks in the loan portfolio, including those resulting from the current weak economy and real estate market.  With the higher provision exceeding net loan charge-offs of $359,000 as well as the decrease to the loan and lease portfolio in the first quarter of 2010, the allowance for credit losses increased to 1.80% of loans at March 31, 2010 as compared to 1.73% of loans at December 31, 2009.  Management believes, based on information then currently available, that the allowance for credit losses as of March 31, 2010, was adequate to meet probable credit losses at that date.

The following table summarizes the changes in the allowance for credit losses for of the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for Credit Losses, Beginning of Period	$5,858	$4,358

Charge-Offs	(360)	(363)
Recoveries	1	11
Net Charge-Offs	(359)	(352)

Addition to Provision for Credit Losses	496	313
Allowance for Credit Losses, End of Period	$5,995	$4,319

Loans and Leases – Average	$338,341	$356,118

Gross Loans and Leases – Actual	$333,028	$356,289

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.43%	0.41%

Ratio of The Allowance for Credit Losses to Gross Loans and Leases	1.80%	1.21%

Impaired Loans. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on our loan and lease portfolio to affect future results of operations, liquidity or capital resources.  However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources.  Management continues to closely monitor economic and business conditions and the impact on borrowers’ financial strength.  For certain loans and leases, management has determined that it is probable that all principal and interest payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by GAAP.

The balance of loans and leases that were considered to be impaired under GAAP was $6,174,000 and $8,715,000, which consisted of eight and ten separate loan and lease relationships to unrelated borrowers, at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, three of the relationships represented 84% of the total impaired loans and leases of $6,174,000.  The decrease in impaired loans and leases from December 31, 2009 to March 31, 2010, primarily resulted from several loans, with a related allowance, that were foreclosed on and transferred into other real estate owned at March 31, 2010 (for additional information, refer to the discussion on “Non-Performing Assets” on page 31). Management continues to diligently monitor and evaluate the impaired loan portfolio, and identify new credit concerns and collectability risks, including those resulting from the current uncertain and weakened economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $3,498,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at March 31, 2010 and December 31, 2009, respectively. These consisted of four and five separate loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,199,000 and $1,458,000 at March 31, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases has a related allowance due to the probability of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future probable losses.

Impaired Loans without a Related Allowance.  Union National had $2,676,000 and $2,799,000 of impaired loans and leases without a related allowance at March 31, 2010 and December 31, 2009, respectively.  These consisted of four and five separate loan and lease relationships at March 31, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  However, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under the Bank’s current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired, amounted to $30,885,000 and $32,410,000 at March 31, 2010 and December 31, 2009, respectively.  Despite these credits not being impaired, management believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current weak economy and real estate markets.  Management considered such increased risks in determining the provision for credit losses (refer to the related discussion on “Provision for Credit Losses” on page 36). Management continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  Management considers both impaired and these substandard loans to be potential problem loans, and believes that the current persisting and weakened economic conditions may result in additional loans being classified or nonperforming in future periods.

Non-Performing Assets.  Nonperforming assets consist of nonperforming loans and leases, other real estate owned (“OREO”), and repossessed assets.  The following table provides a summary of nonperforming assets at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Nonaccruing Loans	$5,255	$8,034
Accruing Loans – 90 days or more past due	1,236	506
Total Nonperforming Loans and Leases	6,491	8,540
Other Real Estate Owned	8,170	5,383
Repossessed Assets	190	436
Total Nonperforming Assets	$14,851	$14,359

Gross Loans and Leases	$333,028	$339,274

Allowance for Credit Losses	$5,995	$5,858

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.9%	2.5%

Nonperforming Assets as a % of Total Assets	3.0%	2.9%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	92%	69%

Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due.  Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full. Total nonperforming loans and leases decreased to $6,491,000, or 1.9%, of gross loans and leases at March 31, 2010, as compared to $8,540,000, or 2.5% of gross loans and leases, at December 31, 2009.  The decrease in nonperforming loans and leases primarily resulted from several loans being foreclosed on in 2010 and are reported as OREO in the Consolidated Statements of Financial Condition at March 31, 2010.  Historically, the percentage of nonperforming loans to gross loans for the five year-end periods ended December 31, 2009, was an average of 1.2%.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings.  OREO is held for sale and is recorded at fair value less estimated costs to sell.  Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized.  No depreciation or amortization expense is recognized. OREO was $8,170,000 and $5,383,000 at March 31, 2010 and December 31, 2009, respectively.  The increase was primarily the result of foreclosing on two commercial mortgages in 2010. At March 31, 2010, $7,375,000, or 90% of the total OREO balance, consisted of two commercial properties in Lancaster, PA.  The remaining $795,000, or 10% of the total OREO balance, was comprised of five smaller commercial and residential properties.

Repossessed assets consist of (i) vehicles and other equipment acquired from lessees, who defaulted on their contractual lease obligation, and (ii) mobile homes where the Bank does not own the underlying real estate.  Repossessed assets were $190,000 and $436,000 at March 31, 2010 and December 31, 2009, respectively.  The decrease resulted primarily from the write-down of certain repossessed leased assets to fair market value,  which amounted to $144,000.

Stockholders’ Equity. Stockholders’ equity increased by $392,000 to $31,728,000 at March 31, 2010, as compared to $31,336,000 at December 31, 2009.  The increase in stockholders’ equity was primarily the result of other comprehensive income during the period, proceeds received through the Dividend Reinvestment Plan (“DRIP”), and increases to retained earnings resulting from year-to-date net income, which was offset by scheduled dividends paid to preferred stockholders.

Union National’s regulatory capital position at March 31, 2010, exceeds the current regulatory required minimums as disclosed below.

Regulatory Capital. Bank regulatory authorities in the United States issue risk-based capital standards.  These capital standards relate a bank’s capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy.  Union National and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union National and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union National and the Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.

As of March 31, 2010 and December 31, 2009, Union National and the Bank exceeded the current regulatory requirements to be considered a quantitatively “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

In addition to the above regulatory capital standards, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 9 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements). The specific capital requirements established for the Bank were 8% for Tier 1 capital to average total assets, 9.5% for Tier 1 capital to risk-based assets, and 12% for total capital to risk-based assets.  At March 31, 2010, the Bank’s measure of Tier I capital to average Total assets was 8.34%, Tier 1 capital to risk-based assets of 10.00% and total capital to risk-based assets of 12.72%. At March 31, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

Union National and the Bank’s regulatory capital levels as of March 31, 2010 and December 31, 2009, are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Union National Financial Corporation
March 31, 2010:
Tier 1 (leverage) capital	$42,024	8.52%	$19,733	4.00%	N/A	N/A
Tier 1 risk-based capital	42,024	10.22	16,449	4.00	N/A	N/A
Total risk-based capital	53,669	13.05	32,898	8.00	N/A	N/A

December 31, 2009:
Tier 1 (leverage) capital	$42,036	8.52%	$19,744	4.00%	N/A	N/A
Tier 1 risk-based capital	42,036	9.93	16,929	4.00	N/A	N/A
Total risk-based capital	53,825	12.72	33,858	8.00	N/A	N/A

Union National Community Bank
March 31, 2010:
Tier 1 (leverage) capital	$41,004	8.34%	$19,671	4.00%	$24,589	5.00%
Tier 1 risk-based capital	41,004	10.00	16,400	4.00	24,599	6.00
Total risk-based capital	52,141	12.72	32,799	8.00	40,999	10.00

December 31, 2009:
Tier 1 (leverage) capital	$40,910	8.31%	$19,686	4.00%	$24,608	5.00%
Tier 1 risk-based capital	40,910	9.69	16,881	4.00	25,322	6.00
Total risk-based capital	52,194	12.37	33,762	8.00	42,203	10.00

(1)
The OCC requires the Bank to meet higher individual minimum capital ratios effective September 30, 2009 (for additional information, refer to Note 9 – Enforcement Actions with Bank Regulatory Agencies).

Included in Tier 1 regulatory capital of Union National is $10,507,000 of trust capital securities issued through the UNCT I  and UNCT II subsidiaries of Union National.  The balance of these trust capital securities, $493,000, is included in Tier 2 regulatory capital of Union National.  Additionally, included in Tier 2 regulatory capital of the Bank and Union National is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital position as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Restrictions. Banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At March 31, 2010, this limitation amounted to approximately $5,214,000. These regulations also require any such investment, loan, extension of credit or advance to be secured by securities having a market value in excess of the amount thereof.

The Bank is subject to certain restrictions in connection with the payment of dividends.  National banking laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the Bank for that year (as defined)  combined with the Bank’s retained net operating results for the preceding two calendar years.  Under this formula, the Bank’s retained net operating results for the preceding two calendar years was ($189,000).  As a result, in 2010, the Bank may declare dividends to the parent company, Union National, in an amount equal to the net profits of the Bank in 2010 less $189,000, up to the date of any such dividend declaration.   The Bank’s net income for the three months ended March 31, 2010 was $94,000, restricting the Bank from declaring or making any dividend payment to Union National at March 31, 2010.

On January 28, 2010, Union National entered into an informal Memorandum of Understanding with the Federal Reserve Bank (“FRB”) of Philadelphia.  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before Union National (i) declares or pays dividends to shareholders, (ii) distributes interest, principal or other sums on UNCT I and UNCT II junior subordinated debentures, and (iii) incurs, increases or guarantees any additional debt.  Subsequent to March 31, 2010, the FRB did approve the quarterly interest payments for the second quarter of 2010 on the UNCT I and UNCT II junior subordinated debentures and the preferred stock dividend payments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Overview. Union National reported a net loss available to common stockholders of ($15,000) or a basic and diluted loss per share of ($0.01) for the first quarter of 2010, as compared to a net loss available to common stockholders of ($509,000) or a basic and diluted loss per share of ($0.19) for the same period in 2009.  The year-over-year first quarter results improved primarily due to an increased net interest margin for the first quarter of 2010, as compared to the same period in 2009, and the first quarter of 2010 not having any impairment charges on investment securities similar to those that occurred in the first quarter 2009.

Union National’s net interest income as adjusted for tax-exempt financial instruments increased $363,000, or 12%, to $3,296,000 for the first quarter of 2010, as compared to $2,933,000 for the same period in 2009.  The cost of interest-bearing deposits decreased to 1.92% for the first quarter of 2010, as compared to 2.65% for same period in 2009, which significantly improved the taxable-equivalent net interest margin percentage to 2.96% for the first quarter of 2010, as compared to 2.58% for same period in 2009.

The operating results for the first quarter of 2009 reflected $839,000 in other-than-temporary investment impairment charges related to three pooled trust preferred debt securities that were downgraded to below-investment-grade in 2009.  These other-than-temporary investment impairment charges were offset by $411,000 of realized net gains on the sale of investment securities during the first quarter of 2009, resulting in $428,000 of net investment losses.  For the first quarter of 2010, gains of $77,000 were realized on the sale of investment securities and the Bank incurred no additional other-than-temporary impairment charges.

The discussion that follows further explains the changes in the components of the operating results when comparing the three months ended March 31, 2010 to the same period in 2009.

Net Interest Income.  Net interest income, our primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the discussion and analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank’s portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank and movements in the London Interbank Offered Rate (“LIBOR”) upon which certain variable rate loans are priced.

Net interest income as adjusted for tax-exempt financial instruments was $3,296,000 for the three months ended March 31, 2010, as compared to $2,933,000 for the same period in 2009.  The yield on interest-earning assets decreased by 39 basis points to 4.99% for the first quarter of 2010, as compared to 5.38% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 80 basis points to 2.27% for the first quarter of 2010, as compared to 3.07% for the same period in 2009.  The decrease in the interest rate paid on average interest-bearing liabilities more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the first quarter of 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for the first quarter of 2010 was 2.96%, as compared to 2.58% for the same period in 2009.

Interest and fees on loans and leases on a taxable-equivalent basis decreased by $385,000, or 7%, to $5,047,000 for the three months ended March 31, 2010, as compared to $5,432,000 for the same period in 2009.  The average yield decreased by 14 basis points to 6.05% for the first quarter of 2010, as compared to 6.19% for the same period in 2009.  The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.  The average balance of loans and leases decreased by $17,777,000 for the first quarter of 2010, as compared to the same period in 2009 due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $8 million of loans that were foreclosed on and transferred to OREO since December 2009.  The decrease in interest and fees on loans and leases primarily resulted from the decrease in loans outstanding.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $191,000, or 30%, to $438,000 for the three months ended March 31, 2010, as compared to $629,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $10,638,000 for the first quarter of 2010, as compared to the same period in 2009.  A lack of income from impaired and non-accruing investments, and reduced yields on re-invested proceeds from investment maturities and sales, also contributed to lower investment interest income for the first quarter of 2010.  As a result, the average yield decreased by 66 basis points to 3.12% for the first quarter of 2010, as compared to 3.78% for the same period in 2009.

Interest expense on deposits decreased by $621,000, or 27%, to $1,681,000 for the three months ended March 31, 2010, as compared to $2,302,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 73 basis points in average rate paid on deposits.  The average rate paid on deposits was 1.92% for the first quarter of 2010, as compared to 2.65% for the same period in 2009.

Interest expense on long-term debt decreased by $252,000, or 39%, to $393,000 for the three months ended March 31, 2010, as compared to $645,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $2,500,000 and $17,000,000 of higher-cost long-term debt in the first quarter of 2010 and for the full year of 2009, respectively, which resulted in a $18,917,000 decrease in the average balance of long-term debt for the first quarter of 2010, as compared to the same period in 2009.

Provision for Credit Losses.  The provision for credit losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and leases.  The provision is based on management’s analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $496,000 for the three months ended March 31, 2010, as compared to $313,000 for the same period in 2009.  The increased provision was the result of increased credit risk related to the loan portfolio  at March 31, 2010, as compared to March 31, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 29 and “Substandard Loans and Leases” on page 31).  Management continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases.

Non-Interest Income.  Non-interest income increased by $561,000, or 91%, to $1,180,000 for the three months ended March 31, 2010, as compared to $619,000 for the same period in 2009.   Increases (decreases) in the components of non-interest income when comparing the three months ended March 31, 2010 to the same period in 2009, are as follows (in thousands):

	Three Months Ended March 31,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$458	$473	$(15)
Other Service Charges, Commissions, Fees	288	267	21
Alternative Investment Sales Commissions	167	110	57
Income from Fiduciary Activities	47	46	1
Earnings from Bank-Owned Life Insurance	102	108	(6)
Other Income	41	43	(2)
Net Gain on Sale of Investment Securities	77	411	(334)
Other-than-temporary Impairments (“OTTI”) of Securities	–	(839)	839
Portion of OTTI Recognized in Other Comprehensive Income	–	–	–
Net OTTI Losses on Securities	–	(839)	839
Total Non-Interest Income	$1,180	$619	$561

A significant portion of the $561,000 increase in non-interest income was related to investment securities activities.  The operating results for the first quarter of 2009 reflected $839,000 in other-than-temporary investment impairment charges related to three pooled trust preferred debt securities that were downgraded to below-investment-grade in 2009.  These other-than-temporary investment impairment charges were offset by $411,000 of realized net gains on the sale of investment securities during the first quarter of 2009, resulting in $428,000 of net investment losses.  For the first quarter of 2010, gains of $77,000 were realized on the sale of investment securities and the Bank incurred no additional other-than-temporary impairment charges.

Non-Interest Expense.  Non-interest expense was $4,022,000 for the three months ended March 31, 2010, as compared to $4,014,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the three months ended March 31, 2010, to the same period in 2009, are as follows (in thousands):

	Three Months Ended March 31,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$1,798	$1,946	$(148)
Net Occupancy	462	478	(16)
Data and ATM Processing	406	404	2
Professional Fees and Regulatory Assessments	206	257	(51)
Furniture and Equipment	218	246	(28)
FDIC Insurance	228	120	108
Pennsylvania Shares Tax	95	89	6
Advertising and Marketing	38	67	(29)
Supplies and Postage	60	74	(14)
Other Expense	511	333	178
Total Non-Interest Expense	$4,022	$4,014	$8

The discussion that follows explains the significant changes in the components of non-interest expense when comparing the three months ended March 31, 2010 to the same period in 2009.

Salaries, wages and employee benefits decreased by $148,000 for the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease was related to positions that were eliminated in the first quarter of 2009, savings in health care costs due to the Bank’s beneficial participation in a healthcare consortium and savings from the suspension of the company 401-K match which began during the second quarter of 2009 and remained suspended through March 31, 2010.

Due to recent changes in deposit premium assessments by the FDIC, FDIC insurance assessments amounted to $228,000 for the three months ended March 31, 2010, representing a $108,000 or 90% increase over the three months ended March 31, 2009.  The increase in FDIC insurance premiums was primarily the result of increased base assessment rates, as determined by the FDIC.

The increase in other expense was primarily the result of several repossessed assets being written-down by $144,000 to fair market value.  These repossessed assets consisted of vehicles acquired from lessees, who defaulted on their contractual lease obligation, and the write-downs reflect recent significant market devaluations for the types of assets held as repossessed by the Bank.  Additionally, during the three months ended March 31, 2010, the Bank prepaid $2,500,000 of FHLB advances to further de-leverage the Bank and reduce current and future borrowing costs.  In conjunction with the prepayments, the Bank incurred $89,000 of prepayment penalties, which also contributed to the increase in other expense for the three months ended March 31, 2010.  The Bank did not prepay any FHLB advances in the first quarter of 2009, and therefore, did not incur any prepayment penalties for the three months ended March 31, 2009.

Income Taxes.  An income tax benefit of $82,000 and $328,000 was recorded for the three months ended March 31, 2010 and 2009, respectively.  For both of these periods, the benefit resulted from tax-exempt earnings as well as from a pre-tax loss.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent upon future earnings.   Management anticipates that future earnings will be adequate to fully utilize deferred tax assets.

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

Management believes that the Bank’s core deposits remain fairly stable.  Liquidity and funds management is governed by policies and measured on a daily basis, with supplementary weekly and monthly analyses.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

OFF-BALANCE SHEET COMMITMENTS
In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $106,597,000 at March 31, 2010 as compared to $110,791,000 at December 31, 2009.  Total standby letters of credit amounted to $5,725,000 at March 31, 2010 as compared to $6,199,000 at December 31, 2009.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  For the three months ended March 31, 2010, there has been no material change in contracts for services since this contract was renegotiated.

REGULATORY MATTERS
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.  Also, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National’s ability to realize the value of deferred tax assets. Further, the business of Union National is affected by the state of the financial services industry in general.  Please refer to Note 9 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements for a discussion on specific regulatory matters impacting Union National.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2010, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls.  There were no changes during the quarter ended March 31, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Union National.  There are no proceedings pending other than the ordinary routine litigation incident to the business of Union National and its subsidiary, Union National Community Bank.

ITEM 1A.  RISK FACTORS

For the three months ended March 31, 2010, and through the date of this report, there have been no known material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

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

10.19
On April 19, 2010, Union National Financial Corporation, the parent company of Union National Community Bank (“UNCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”) (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on April 23, 2010).

14
Union National Financial Corporation Directors and Senior Management Code of Ethics. (Incorporated by reference to Exhibit 14 to Union National Financial Corporation’s 2009 Annual Report on Form 10-K, filed with the Commission on March 31, 2010.)

31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement.

**	Stockholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

***	Non-stockholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Financial Corporation (Registrant)

Date: May 13, 2010	By	/s/ Mark D. Gainer
Mark D. Gainer Chairman, CEO and President (Principal Executive Officer)

Date: May 13, 2010	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Executive Vice President and Chief Financial Officer (Principal Financial Officer)