Form 10-Q
period 2010-06-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2010-08-13
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

3,011,144 shares of $0.25 (par) common stock were outstanding as of August 12, 2010.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations
	For the Three and Six Months Ended June 30, 2010 and 2009	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Six Months Ended June 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5 - 26

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27 - 47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults upon Senior Securities	48

Item 4.	(Removed and Reserved)	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		52

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited; Dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Cash and Due from Banks	$8,697	$8,807
Interest-Bearing Demand Deposits in Other Banks	60,329	34,533
Total Cash and Cash Equivalents	69,026	43,340

Interest-Bearing Time Deposits in Other Banks	5,309	9,229
Investment Securities Available for Sale	54,765	60,546

Loans and Leases, Net of Unearned Income	332,735	339,274
Less: Allowance for Credit Losses	(5,989)	(5,858)
Net Loans and Leases	326,746	333,416

Premises and Equipment, Net	10,961	11,403
Restricted Investment in Bank Stocks	3,727	3,727
Bank-Owned Life Insurance	11,743	11,539
Other Real Estate Owned	8,694	5,383
Other Assets	10,909	11,061

Total Assets	$501,880	$489,644

Liabilities
Deposits:
Noninterest-Bearing	$66,611	$54,331
Interest-Bearing	347,074	350,434
Total Deposits	413,685	404,765
Long-Term Debt	30,834	33,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	9,499	2,868
Total Liabilities	471,359	458,308

Stockholders’ Equity
Preferred Stock (Series A), liquidation value $1,000 per share
Shares authorized - 5,000; Issued – 1,275 at June 30, 2010 and December 31, 2009	1,275	1,275
Common Stock, par value $0.25 per share
Shares authorized - 20,000,000; Issued – 3,110,584 and 3,109,105 at June 30, 2010 and December 31, 2009, respectively; Outstanding - 2,742,395 and 2,740,916 at June 30, 2010 and December 31, 2009, respectively	778	777
Surplus	13,896	13,891
Retained Earnings	21,885	22,921
Accumulated Other Comprehensive Income (Loss)	20	(195)
Treasury Stock, at cost; 368,189 at June 30, 2010 and December 31, 2009	(7,333)	(7,333)
Total Stockholders’ Equity	30,521	31,336

Total Liabilities and Stockholders’ Equity	$501,880	$489,644

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest Income
Interest and Fees on Loans and Leases	$4,998	$5,496	$10,007	$10,881
Investment Securities:
Taxable Interest	396	372	834	967
Tax-Exempt Interest	15	67	15	89
Dividends	9	9	18	22
Other	62	53	128	87
Total Interest Income	5,480	5,997	11,002	12,046

Interest Expense
Deposits	1,494	2,216	3,175	4,518
Long-Term Debt	391	516	784	1,161
Junior Subordinated Debentures	192	213	381	444
Total Interest Expense	2,077	2,945	4,340	6,123
Net Interest Income	3,403	3,052	6,662	5,923
Provision for Credit Losses	628	611	1,124	924
Net Interest Income after Provision for Credit Losses	2,775	2,441	5,538	4,999

Non-Interest Income
Service Charges on Deposit Accounts	498	540	956	1,013
Other Service Charges, Commissions, Fees	316	297	604	564
Alternative Investment Sales Commissions	167	193	334	303
Income from Fiduciary Activities	41	47	88	93
Earnings from Bank-Owned Life Insurance	102	107	204	215
Other Income	42	333	83	376
Net Gain on Sale of Investment Securities	289	983	366	1,394

Other-than-temporary Impairments (“OTTI”) of Securities	(1,560)	(462)	(1,560)	(1,301)
Portion of OTTI Recognized in Other Comprehensive Income	—	—	—	—
Net OTTI Losses on Securities	(1,560)	(462)	(1,560)	(1,301)
Total Non-Interest (Loss) Income	(105)	2,038	1,075	2,657

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,663	1,671	3,461	3,617
Net Occupancy	442	421	904	899
Data and ATM Processing	461	426	867	830
Professional Fees and Regulatory Assessments	206	244	412	501
Furniture and Equipment	220	240	438	486
FDIC Insurance	239	540	467	660
Pennsylvania Shares Tax	96	89	191	178
Advertising and Marketing	52	50	90	117
Supplies and Postage	59	74	119	148
Merger and Acquisition Expense	436	—	436	—
Other Expense	410	725	921	1,058
Total Non-Interest Expense	4,284	4,480	8,306	8,494
Loss Before Benefit from Income Taxes	(1,614)	(1)	(1,693)	(838)
Benefit from Income Taxes	(610)	(106)	(692)	(434)
Net (Loss) Income	(1,004)	105	(1,001)	(404)
Preferred Stock Dividends	17	—	35	—
Net (Loss) Income Available to Common Stockholders	$(1,021)	$105	$(1,036)	$(404)

(Loss) Income Per Common Share
Basic and Diluted	$(0.37)	$0.04	$(0.38)	$(0.15)
Cash Dividends Paid Per Common Share	—	—	—	—

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; Dollars in thousands, except share data)

	Six Months Ended June 30, 2010
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2009	2,740,916	$1,275	$777	$13,891	$22,921	$(195)	$(7,333)	$31,336

Comprehensive Loss:
Net Loss	—	—	—	—	(1,001)	—	—	(1,001)
Net Change in Unrealized Gains on Available- for-Sale Securities, Net of Tax	—	—	—	—	—	215	—	215
Total Comprehensive Loss								(786)
Issuance of Common Stock under Dividend Reinvestment Plan	1,479	—	1	5	—	—	—	6
Cash Dividends Paid to Preferred Stockholders	—	—	—	—	(35)	—	—	(35)

Balance at June 30, 2010	2,742,395	$1,275	$778	$13,896	$21,885	$20	$(7,333)	$30,521

	Six Months Ended June 30, 2009
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2008	2,720,076	$—	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Loss:
Net Loss	—	—	—	—	(404)	—	—	(404)
Reclassification Adjustment for Cumulative Effect of ASC Topic 320, “Investments – Debt and Equity Securities”, Net of Tax	—	—	—	—	202	(202)	—	—
Net Change in Unrealized Gains on Available-for-Sale Securities, Net of Tax	—	—	—	—	—	165	—	165
Total Comprehensive Loss								(239)
Issuance of Common Stock under Dividend Reinvestment Plan	14,580	—	3	44	—	—	—	47

Balance at June 30, 2009	2,734,656	$—	$788	$14,912	$23,232	$(1)	$(8,329)	$30,602

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(1,001)	$(404)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	533	608
Provision for Credit Losses	1,124	924
Net Amortization of Investment Securities Premiums	235	181
Net Investment Securities Gains on Sales	(366)	(1,394)
OTTI Losses on Investment Securities	1,560	1,301
Benefit from Deferred Income Taxes	(731)	—
Earnings from Bank-Owned Life Insurance	(204)	(215)
Decrease (Increase) in Accrued Interest Receivable	82	(211)
Decrease (Increase) in Other Assets	669	(1,751)
Increase in Other Liabilities	6,631	729
Net Cash Provided by (Used in) Operating Activities	8,532	(232)

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	61,398	71,195
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	4,820	14,664
Purchases of Available-for-Sale Securities	(61,538)	(100,581)
Proceeds from Calls, Maturities and Sales (Purchases) of Time Deposits in Other Banks	3,920	(10,673)
Net Decrease in Loans and Leases	2,235	7,055
Purchases of Premises, Equipment and Software	(72)	(331)
Net Increase of Restricted Investments in Bank Stocks	—	(2)
Net Cash Provided by (Used in) Investing Activities	10,763	(18,673)

Cash Flows from Financing Activities
Net Increase in Demand Deposits and Savings Accounts	587	28,310
Net Increase in Time Deposits	8,333	13,781
Payments on Long-Term Debt	(2,500)	(12,000)
Issuance of Common Stock, Net of Costs	6	47
Cash Dividends Paid to Preferred Stockholders	(35)	—
Net Cash Provided by Financing Activities	6,391	30,138

Net Increase in Cash and Cash Equivalents	25,686	11,233
Cash and Cash Equivalents at Beginning of Period	43,340	31,837
Cash and Cash Equivalents at End of Period	$69,026	$43,070

Supplemental Disclosures of Cash Flow Information
Interest Paid	$4,507	$6,281
Income Tax Paid	—	750

Supplemental Schedule of Noncash Activities
Transfers to Other Real Estate Owned	$3,311	$349

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Notes to Unaudited Consolidated Financial Statements

 Note 1 — Basis of Presentation

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of June 30, 2010 and December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the periods ended June 30, 2010 and 2009.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2009, and with Union National’s Forms 8-K, and other reports, that were filed during 2010 with the SEC.

Union National has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 — Use of Estimates

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

Note 3 — Recent Accounting Pronouncements

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

ASU 2010-18.  ASU 2010-18, “Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under ASC Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  Union National’s adoption of this new pronouncement will not have a significant impact on Union National’s consolidated financial statements.

ASU 2010-20.  ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Union National is assessing the impact of this new ASC, but believes the adoption of this new pronouncement will not have a material impact on its consolidated financial statements.

Note 4 — Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if (i) preferred stock shares were converted to common stock shares, and (ii) options to issue common stock were exercised.  The terms of the potential conversion of preferred stock to common stock shares are discussed in Note 8 — Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.  For the three and six months ended June 30, 2010, there were no preferred stock conversions, which potentially would have a dilutive effect.  The dilutive earnings (loss) per common share for each period was not affected by the impact of stock options.  At June 30, 2010 and 2009, there were 77,517 and 91,958 stock options outstanding, respectively, which had no intrinsic value.

The computation of basic and diluted earnings (loss) per common share, net income (loss) available to common shareholders, and weighted-average number of shares outstanding for the three and six months ended June 30, 2010 and 2009, are presented below (amounts, except earnings (loss) per share, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (Loss) Income Available to Common Stockholders	$(1,021)	$105	$(1,036)	$(404)
Weighted-average Common Shares Outstanding	2,742	2,721	2,742	2,721
Basic (Loss) Earnings Per Common Share	$(0.37)	$0.04	$(0.38)	$(0.15)

Weighted-average Common Shares Outstanding	2,742	2,721	2,742	2,721
Effect of Diluted Securities:
Convertible Preferred Stock (1)	—	—	—	—
Stock Options	—	—	—	—
Total Weighted-average Common Shares and Equivalents	2,742	2,721	2,742	2,721
Diluted (Loss) Earnings Per Common Share	$(0.37)	$0.04	$(0.38)	$(0.15)

(1)   Had Union National not been in a loss position for the three and six months ended June 30, 2010, the impact on diluted loss per common share would have been an additional 319,000 weighted-average common shares outstanding for convertible preferred stock that was issued beginning in September 2009.  This would reflect the potential dilution that could occur if preferred stock shares were converted to common stock shares.  There were no shares of preferred stock outstanding at June 30, 2009.

Note 5 — Investment Securities Available For Sale

The amortized cost and fair value of investment securities are presented in the tables below as of June 30, 2010 and December 31, 2009 (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of related tax expense (benefit), which amounted to a net unrealized gain of $20,000 at June 30, 2010, as compared to a net unrealized loss of ($195,000) at December 31, 2009, recorded in accumulated other comprehensive income (loss).  At June 30, 2010, the amortized cost of the private issuer mortgage-backed securities and corporate securities reflect cumulative reductions for other-than-temporary impairment charges of $2,642,000 and $639,000, respectively. During 2009, other-than-temporary impairment charges on the private issuer mortgage-backed securities were adjusted accordingly for the cumulative effect of the adoption of ASC Topic 320, “Investments – Debt and Equity Securities”, as discussed on page 11 under the section of Note 5 titled “Other-Than-Temporary Impairment of Investment Securities”.

	At June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$24,202	$25	$(175)	$24,052
U.S. Agency Mortgage-Backed Securities	17,110	160	(28)	17,242
U.S. Agency Bonds and Structured Notes	12,516	55	—	12,571
Private Issuer Mortgage-Backed Securities	706	—	—	706
Corporate Securities	129	—	—	129
Equity Securities	70	8	(13)	65
Total Investment Securities	$54,733	$248	$(216)	$54,765

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$53,752	$26	$(384)	$53,394
Private Issuer Mortgage-Backed Securities	2,468	170	—	2,638
Obligations of State and Political Subdivisions	4,016	—	(201)	3,815
Corporate Securities	535	96	—	631
Equity Securities	71	8	(11)	68
Total Investment Securities	$60,842	$300	$(596)	$60,546

Investment securities carried at fair value of $47,034,000 and $57,209,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public and government entity deposits, trust deposits, and as collateral for the Bank’s borrowing availability at the Federal Reserve Bank.

The amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	June 30, 2010		December 31, 2009
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$—	$—	$—	$—
Due After One Year Through Five Years	9,518	9,546	—	—
Due After Five Years Through Ten Years	7,781	7,828	—	—
Due After Ten Years	19,548	19,378	4,551	4,446
	36,847	36,752	4,551	4,446

U.S. Agency Mortgage-Backed Securities	17,110	17,242	53,752	53,394
Private Issuer Mortgage-Backed Securities	706	706	2,468	2,638
Equity Securities	70	65	71	68
Total Investment Securities	$54,733	$54,765	$60,842	$60,546

The following tables present investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired.  These securities are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands):

	At June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of State and Political Subdivisions	$12,477	$(175)	$—	$—	$12,477	$(175)
U.S. Agency Mortgage-Backed Securities	2,102	(28)	—	—	2,102	(28)
Equity Securities	—	—	16	(13)	16	(13)
Temporarily Impaired Securities	$14,579	$(203)	$16	$(13)	$14,595	$(216)

	At December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$41,565	$(384)	$—	$—	$41,565	$(384)
Obligations of State and Political Subdivisions	3,815	(201)	—	—	3,815	(201)
Equity Securities	—	—	18	(11)	18	(11)
Temporarily Impaired Securities	$45,380	$(585)	$18	$(11)	$45,398	$(596)

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, structured notes and corporate securities. At June 30, 2010, there were fourteen debt securities with unrealized losses of $203,000 that amounted to 1.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines have been accounted for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at June 30, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase in value to Union National’s cost, and none are in companies with known debt defaults or deferrals.  Management does not consider the equity securities to be other-than-temporarily impaired at June 30, 2010.

For the three months ended June 30, 2010 and 2009, Union National received gross proceeds of $44,919,000 and $48,043,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$270	$—	$—	$270
U.S. Agency Bonds	19	—	—	19
Private Issuer Mortgage-Backed Securities	—	—	(1,451)	(1,451)
Corporate Securities	—	—	(109)	(109)
Total	$289	$—	$(1,560)	$(1,271)

	Three Months Ended June 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$1,023	$(11)	$—	$1,012
Private Issuer Mortgage-Backed Securities	—	—	(452)	(452)
Corporate Securities	—	—	(10)	(10)
Obligations of U.S. Government Agencies	10	—	—	10
Equity Securities	—	(39)	—	(39)
Total	$1,033	$(50)	$(462)	$521

For the six months ended June 30, 2010 and 2009, Union National received gross proceeds of $61,398,000 and $71,195,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$317	$—	$—	$317
Obligations of State and Political Subdivisions	24	—	—	24
U.S. Agency Bonds	19	—	—	19
Private Issuer Mortgage-Backed Securities	—	—	(1,451)	(1,451)
Corporate Securities	5	—	(109)	(104)
Equity Securities	1	—	—	1
Total	$366	$—	$(1,560)	$(1,194)

	Six Months Ended June 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$1,466	$(43)	$—	$1,423
Private Issuer Mortgage-Backed Securities	—	—	(452)	(452)
Corporate Securities	—	—	(849)	(849)
Obligations of U.S. Government Agencies	10	—	—	10
Equity Securities	—	(39)	—	(39)
Total	$1,476	$(82)	$(1,301)	$93

Other-Than-Temporary Impairment of Investment Securities
In determining fair value and assessing the potential for other-than-temporary impairment (“OTTI”) of investment securities  as of June 30, 2010, management primarily considered accounting principles and guidance from ASC Topic 320, “Investments – Debt and Equity Securities”, and ASC Topic 820, “Fair Value Measurements and Disclosures”.  Additionally, management considered SEC guidance including SAB Topic 5M, “Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and additional interpretive guidance SEC Press Release #2008-234, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting”.

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

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written off and declared as a worthless asset for tax purposes.  This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.  The following table (in thousands) summarizes the cumulative credit related OTTI charges recognized as components of earnings for investment securities held with a recorded fair value at June 30, 2010 (the beginning balance on January 1, 2010, was adjusted to reflect the elimination of the worthless security discussed above):

Cumulative OTTI charges at January 1, 2010	$2,352
Sale of impaired securities (as of June 30, 2010)	(631)
Additional OTTI taken for credit losses during 2010	1,560
Cumulative OTTI charges at June 30, 2010	$3,281

As of June 30, 2010, Union National’s investment balances include three securities with recorded impairments. The fair value of these impaired investments was $835,000 as compared to an original amortized cost of $6,950,000. The following table provides additional information related to these three investment securities (in thousands):

				At June 30, 2010
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Cost	Value	Taken

Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	C	$235	$235	$1,550
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	471	471	1,092
InCaps Funding II Junior Note	1,000	BBB	CCC-	129	129	639
Total Securities with OTTI	$6,950			$835	$835	$3,281

During the second quarter of 2010, the three remaining impaired securities experienced further downgrades and/or a reduction in cash flows.  As a result, management made the determination to sell the securities, and valued the securities based upon current distressed market trading values.

As discussed more thoroughly in Note 12 — Fair Value Measurements of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities for quarters ended prior to June 30, 2010, was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  For quarters ended prior to June 30, 2010, management’s judgment was that the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government ($462,000 of the $1,504,000 other-than-temporary impairment charges for the year ended December 31, 2009, were recorded in the second quarter of 2009).  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written-off and declared as a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009. At December 31, 2009, the Bank had four impaired securities remaining.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.

During the second quarter of 2010, the three remaining impaired securities experienced further downgrades and/or a reduction in cash flows.  As a result, management made the determination to sell the securities, and valued the securities based upon current distressed market trading values.  The Bank recorded $1,560,000 of other-than-temporary impairment charges for the six months ended June 30, 2010, including (i) $1,451,000 related to the two private issuer mortgage-backed securities not guaranteed by the U.S. government, and (ii) $109,000 related to one corporate security supported primarily by obligations from other financial industry entities.

Subsequent to June 30, 2010, the last corporate security (InCaps Funding II Junior Note) was sold for $129,000. Additionally, one of the private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold.  The sales proceeds plus estimated principal and interest proceeds yet to be received on the private issuer mortgage-backed security, approximate $471,000, which was the recorded impaired value at June 30, 2010. At the time of the sales, the impaired securities had $639,000 and $1,092,000, respectively, of previously recorded impairments.

As of June 30, 2010, Union National’s recorded investment balances include three securities with previously recorded impairments, two of which were subsequently sold.  The fair value of the three impaired investments was $835,000 at June 30, 2010, as compared to an original amortized cost of $6,950,000. All principal and interest payments received on impaired investment securities are fully applied to principal.

As of June 30, 2010, management determined that further impairments were not warranted on the three remaining impaired investment securities as two securities were sold subsequent to June 30, 2010, and because the value for the third security was written-down to distressed trading levels.

Note 6 — De-Leveraging and Restructuring Activities

In 2010, the Bank continued with de-leveraging activities by prepaying $2,500,000 of FHLB advances, which had a fixed weighted average interest cost of 4.67%, incurring $96,000 of debt prepayment penalties, which were included in other non-interest expense. The balance of long-term debt was reduced to $30,834,000 at June 30, 2010 from $33,334,000 at December 31, 2009.

Subsequent to June 30, 2010, the Bank prepaid an additional $10,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.55%.  In conjunction with the prepayments, the Bank incurred $136,000 of prepayment penalties, which was recognized in July 2010.

During the second quarter of 2009, the Bank prepaid $12,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.67%, incurring $393,000 of debt prepayment penalties.  For the year ended December 31, 2009, the Bank prepaid $17,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.36%, incurring $536,000 of debt prepayment penalties.  During 2009, the Bank also repaid a $5,241,000 brokered CD with an interest cost of 3.90% that matured on October 15, 2009.

Note 7 — Junior Subordinated Debentures

Union National had three issuances of junior subordinated debentures, totaling $17,341,000, outstanding as of June 30, 2010 and December 31, 2009.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.19% and 3.13% at June 30, 2010 and December 31, 2009, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.48% and 2.27% at June 30, 2010 and December 31, 2009, respectively.

All of the junior subordinated debentures are callable at Union National’s option beginning at five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II became callable in October 2009, and the Bank’s junior subordinated debenture will become callable in July 2011.  All three issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory capital purposes.

Interest expense on junior subordinated debentures was $192,000 and $213,000 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, interest expense on junior subordinated debentures was $381,000 and $444,000, respectively.

Union National, as directed by the Federal Reserve, has deferred making interest payments on the UNCT I and UNCT II debentures beginning on July 23, 2010 and August 23, 2010, respectively.  Interest expense continues to accrue on these debentures.  For additional information related to Federal Reserve requirements and actions related to interest payments on UNCT I and UNCT II, refer to the section Memorandum of Understanding with the Federal Reserve Bank in Note 9 — Enforcement Actions with Bank Regulatory Agencies.

Note 8 — Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan

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

During the offering, Union National sold 1,275 shares of its Series A Preferred Stock for total gross proceeds of $1,275,000, which were offset by issuance costs of $57,000.  At June 30, 2010, there were no Series B Preferred stock shares outstanding as there were no Series B Preferred stock shares sold or issued during the offering.

The following table summarizes the Series A Preferred Stock shares sold and the gross proceeds received through the private placement offering (dollars in thousands):

Period	Shares	Gross Proceeds
September 25, 2009 – September 30, 2009	700	$700
October 1, 2009 – December 31, 2009	575	575
January 1, 2010 – February 28, 2010 (1)	—	—
Total	1,275	$1,275

(1)   On March 1, 2010, Union National terminated the offering of both series of its Preferred Stock.

As of June 30, 2010, none of the 1,275 Series A Preferred Stock Shares issued converted to common stock.

Subsequent to June 30, 2010, 1,075 shares of Series A Preferred Stock converted to common stock at $4.00 per share, representing an increase of 268,750 common stock shares outstanding.

Terms of the Series A Preferred Stock:
Dividends on the Series A Preferred Stock are payable quarterly in arrears if, when, and as declared by Union National’s Board of Directors, at a rate of 5.00% per year on the liquidation preference of $1,000 per share. Dividends, if declared, will be payable quarterly on January 31, April 30, July 31, and October 31 of each year (each a “Dividend Payment Date”).  In 2010, a dividend was paid on January 31 and April 30, however, the next dividend due to be paid on July 31 was not paid.  For additional information related to Federal Reserve pre-approval requirements related to dividend payments on Preferred Stock, refer to the section Memorandum of Understanding with the Federal Reserve Bank in Note 9 — Enforcement Actions with Bank Regulatory Agencies.  In the case of the dividend payable on January 31, 2010, such dividend was prorated based on the number of days elapsed from the date of purchase to January 31, 2010 over a quarterly dividend period of ninety (90) days.  Dividends on the Series A Preferred Stock are non-cumulative.

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

Dividend Reinvestment Plan
Union National maintains a Dividend Reinvestment Plan (“DRIP”) for record holders of Union National’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP.  There were no common dividends paid by Union National during 2010; however, eligible stockholders made voluntary cash payments totaling $6,000, which were used to purchase 1,479 common shares.  Union National reserved 200,000 common stock shares to be issued under the DRIP, of which, 24,471 shares have been issued as of June 30, 2010.  As part of the proposed merger, as discussed in Note 14 — Proposed Merger Agreement, the ability of stockholders to make direct cash purchases was suspended effective June 30, 2010.

Note 9 — Enforcement Actions with Bank Regulatory Agencies

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

Separate from the Agreement, the OCC established individual minimum capital requirements for the Bank requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At June 30, 2010, the Bank’s measure of Tier I Capital to Average Total Assets was 8.09%, Tier I Capital to Risk-Based Assets was 10.17%, and Total Capital to Risk-Based Assets was 12.94%.  At June 30, 2010, all three ratios exceeded the respective OCC individual minimum capital requirements.  The Bank capital ratios reflect the infusion to the Bank subsidiary of $700,000 of the $1,275,000 proceeds raised in Union National’s preferred stock private placement.

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

The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB denied the request.  Accordingly, Union National has acted to suspend the preferred stock dividend and to defer distributions on its trust-preferred securities indefinitely.  Distributions on one class of trust preferred securities, issued by UNCT I, were next scheduled for July 23, 2010 and distributions on the other class, issued by UNCT II, were next scheduled for August 23, 2010.  Dividend payments on the preferred stock were next scheduled for July 31, 2010.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

Note 10 — Commitments, Guarantees and Contingencies

Credit Commitments
In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of June 30, 2010, the Bank had $110,316,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $110,791,000 at December 31, 2009.  The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $5,925,000 and $6,199,000 of standby letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively.

Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at June 30, 2010 and December 31, 2009, for Bank guarantees under standby letters of credit issued is not considered to be material.

Health Care Consortium
Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  Through June 30, 2010, the Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums exceeded the actual processed expenses by $366,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $65,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of June 30, 2010 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

Proposed Merger
Union National entered into an Agreement and Plan of Merger (the “Merger Agreement”) on April 19, 2010, as amended and restated as of May 20, 2010, with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC. DFSC is wholly owned by Donegal Mutual Insurance Company and Donegal Group Inc (For additional information on the proposed merger, refer to Note 14 — Proposed Merger Agreement).

On June 16, 2010, Union National, Donegal Financial Services Corporation ("DFSC"), an affiliate of Donegal Group Inc. and Donegal Mutual Insurance Company, became aware of a filing of a complaint on June 14, 2010 in the Court of Common Pleas of Lancaster County, Pennsylvania against Union National, each of the Directors of Union National, DFSC and certain affiliated entities of DFSC (collectively, the "Donegal Parties"). The complaint purports to be a class action filed on behalf of the holders of Union National common stock arising from certain alleged actions by Union National and its Board of Directors in connection with the previously announced proposed merger of Union National with and into DFSC. Union National and the Donegal Parties believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.   Accordingly, Union National has not accrued a contingent liability related to this litigation.

Other than above, management is not aware of any other litigation that would have a material adverse effect on the consolidated financial position of Union National.

Note 11 — Stock-Based Compensation

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

Union National had two plans with stock options outstanding as of June 30, 2010: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of June 30, 2010.  Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors.  It is Union National’s policy to issue new shares from its authorized shares upon the exercise of stock options.

No share-based awards were granted or vested during the three and six months ended June 30, 2010 and 2009; accordingly, no compensation expense was recorded for these periods.  There were 77,517 and 78,674 stock options outstanding at June 30, 2010 and December 31, 2009, respectively, with exercise prices ranging from $11.52 to $22.14 for both of these periods.

Stock option activity for the six months ended June 30, 2010, is summarized below:

	Shares	Weighted- Average Exercise Price
Beginning of Period	78,674	$18.83
Granted	—	—
Exercised	—	—
Forfeited	(1,157)	15.42
Expired	—	—
End of Period	77,517	$18.88

All stock options outstanding at June 30, 2010, had no intrinsic value (the amount by which the market price exceeds the exercise price) and were fully vested and exercisable, and consisted of the following:

Number of options	77,517
Weighted-average contractual remaining term	4.0 Years
Weighted-average exercise price	$18.88
Aggregate intrinsic value	$—

Note 12 — Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is not a forced transaction, but rather a transction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities.

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

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent transactions or rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  During the second quarter of 2010, the three remaining impaired securities experienced further downgrades and/or a reduction in cash flows.  As a result, management made the determination to sell the securities, and valued the securities based upon current distressed market trading values.

For quarters ended prior to June 30, 2010, the fair value of these securities valued using Level 3 inputs was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns.

The following tables present available-for-sale investment securities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value (in thousands).  There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2010.

	At June 30, 2010
	Level 1	Level 2	Level 3	Total
U.S. Agency Mortgage-Backed Securities	$—	$17,242	$—	$17,242
U.S. Agency Bonds and Structured Notes	—	12,571	—	12,571
Obligations of State and Political Subdivisions	—	24,052	—	24,052
Private Issuer Mortgage-Backed Securities	—	—	706	706
Corporate Securities	—	—	129	129
Equity Securities	10	55	—	65
Total Investment Securities	$10	$53,920	$835	$54,765

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
U.S. Agency Mortgage-Backed Securities	$—	$53,394	$—	$53,394
Obligations of State and Political Subdivisions	—	3,815	—	3,815
Private Issuer Mortgage-Backed Securities	—	—	2,638	2,638
Corporate Securities	—	—	631	631
Equity Securities	13	55	—	68
Total Investment Securities	$13	$57,264	$3,269	$60,546

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using significant unobservable (Level 3) inputs (in thousands):

Available-For- Sale Securities
Beginning Balance at January 1, 2010	$3,269
Payments received (applied to principal), net of accretion	(336)
Net proceeds received on sale of impaired security	(272)
Total realized and unrealized losses
Included in net loss	(1,560)
Included in other comprehensive loss	(266)
Ending Balance at June 30, 2010	$835

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

The balance of loans and leases that were considered to be impaired under GAAP was $4,976,000 and $8,715,000, which consisted of seven and ten loan and lease relationships to unrelated borrowers, at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, three of the relationships represented 88% of the total impaired loans and leases of $4,976,000.  The decrease in impaired loans and leases during the first six months of 2010 resulted primarily from several loans, with a related allowance, that were either charged-off and/or foreclosed on and transferred into other real estate owned during 2010.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current weak economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $4,581,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at June 30, 2010 and December 31, 2009, respectively. These consisted of five loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $860,000 and $1,458,000 at both June 30, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential principal losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Impaired Loans	$—	$—	$3,721	$3,721
Repossessed Assets	—	—	167	167
Other Real Estate Owned	—	—	8,694	8,694
Total	$—	$—	$12,582	$12,582

	December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Impaired Loans	$—	$—	$4,458	$4,458
Repossessed Assets	—	—	436	436
Other Real Estate Owned	—	—	5,383	5,383
Total	$—	$—	$10,277	$10,277

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009, are set forth in the table below (in thousands).  The information in the table should not be interpreted as an estimate of the fair value of Union National in its entirety since a fair value calculation is only provided for a limited portion of Union National’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Union National’s disclosures and those of other companies may not be meaningful.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents	$69,026	$69,026	$43,340	$43,340
Interest-Bearing Time Deposits in Other Banks	5,309	5,373	9,229	9,252
Investment Securities Available for Sale	54,765	54,765	60,546	60,546
Loans and Leases, Net	326,746	316,905	333,416	317,459
Restricted Investment in Bank Stocks	3,727	3,727	3,727	3,727
Accrued Interest Receivable	1,487	1,487	1,569	1,569
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	48	247	48	267

Liabilities:
Demand and Savings Deposits	213,044	213,044	212,457	212,457
Time Deposits	200,641	202,533	192,308	194,218
Long-Term Debt	30,834	31,901	33,334	34,798
Junior Subordinated Debentures	17,341	17,194	17,341	17,017
Accrued Interest Payable	771	771	938	938

Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	—	—	—	—

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at June 30, 2010 and December 31, 2009:

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

Note 13 — Comprehensive Loss

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

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Loss	$(1,614)	$(610)	$(1,004)	$(1,693)	$(692)	$(1,001)
Other Comprehensive (Loss) Income:
Unrealized Losses on Available-for-Sale Securities Arising During the Period	(1,553)	(528)	(1,025)	(868)	(295)	(573)
Reclassification Adjustment for Securities Gains included in Net Loss	(289)	(98)	(191)	(366)	(124)	(242)
Reclassification Adjustment for Impairment Charges on Investment Securities	1,560	530	1,030	1,560	530	1,030
Other Comprehensive (Loss) Income	(282)	(96)	(186)	326	111	215
Total Comprehensive Loss	$(1,896)	$(706)	$(1,190)	$(1,367)	$(581)	$(786)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Before Tax Amount	Tax Impact	Net-of- Tax Amount	Before Tax Amount	Tax Impact	Net-of- Tax Amount
Net Income (Loss)	$(1)	$(106)	$105	$(838)	$(434)	$(404)
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Arising During the Period	(198)	(67)	(131)	342	116	226
Reclassification Adjustment for Securities Gains included in Net Income (Loss)	(983)	(334)	(649)	(1,394)	(474)	(920)
Reclassification Adjustment for Impairment Charges on Investment Securities	462	157	305	1,301	442	859
Other Comprehensive (Loss) Income	(719)	(244)	(475)	249	84	165
Total Comprehensive Loss	$(720)	$(350)	$(370)	$(589)	$(350)	$(239)

Note 14 — Proposed Merger Agreement

On April 19, 2010, Union National, the parent company of Union National Community Bank (“UNCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) as amended and restated as of May 20, 2010, with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”).

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

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least 80% of the outstanding common shares of Union National.  If the merger is not consummated under certain circumstances, Union National has agreed to pay DFSC a termination fee of $800,000.  Currently, the merger is expected to be completed in the fourth quarter of 2010.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the definitive agreement, which was filed as Exhibit 2.1 to Form 8-K that was filed by Union National on April 23, 2010.

On July 27, 2010, Union National announced that it will convene a Special Meeting of Shareholders on September 16, 2010 to vote on its proposed merger with DFSC, an affiliate of Donegal Group Inc.  The holders of outstanding shares of common stock of record as of the close of business on July 29, 2010 are entitled to vote at the Special Meeting of Shareholders.  Proxy solicitation materials, including a proxy statement/prospectus, for the Special Meeting of Shareholders were mailed on or about August 5, 2010.

Through June 30, 2010, Union National has incurred merger and acquisition related expenses of $436,000, which include primarily legal and investment banking costs associated with the proposed merger.

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

FINANCIAL CONDITION
Total assets increased by $12,236,000 or 2% to $501,880,000 at June 30, 2010 from $489,644,000 at December 31, 2009.  The increase was primarily the result of strong retail deposit generation, which further strengthened Union National’s liquidity position.  Total deposits grew by $8,920,000 or 2% to $413,685,000 at June 30, 2010 from $404,765,000 at December 31, 2009.

Investment Securities. Investment securities were $54,765,000 at June 30, 2010, as compared to $60,546,000 at December 31, 2009.  All of Union National’s investment securities were classified as available for sale at June 30, 2010 and December 31, 2009.  Investment securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as a reliable source of liquidity and a tool to manage interest rate risk.  In order to support these functions, the entire investment securities portfolio has been designated as being available for sale.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

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

Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The investment securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning.  In the first six months of 2010, proceeds of $61,398,000 were received on sales, and $366,000 was recognized in net gains, while $61,538,000 of investment securities was purchased.

Investment securities of $47,034,000 and $57,209,000 were pledged to secure public, trust, and government deposits and for other purposes at June 30, 2010 and December 31, 2009, respectively.

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings.  Based on recent national economic trends and other factors, the private issuer mortgage-backed securities and corporate debt securities credit ratings as published by national statistical rating organizations are being monitored closely.

Investment securities consisted of the following at June 30, 2010 and December 31, 2009, (in thousands):

	June 30, 2010	December 31, 2009
Market Value of Debt Securities	$54,700	$60,478
Market Value of Equity Securities	65	68
Total Market Value of Investment Securities	$54,765	$60,546

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, structured notes and corporate securities.  At June 30, 2010, there were fourteen debt securities with unrealized losses of $203,000 that amounted to 1.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates subsequent to the acquisition of specific securities.  These temporary declines have been provided for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at June 30, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for the fair value of each equity security to increase to Union National’s cost.  Management does not consider the equity securities to be other-than-temporarily impaired at June 30, 2010.

As of June 30, 2010, (i) $10,000 of the fair value of the total investment securities portfolio was measured using Level 1 inputs as defined by fair value measurement and disclosure guidance, (ii) $53,920,000 or 98.5% of the fair value of total investment securities was measured using Level 2 inputs, and (iii) $835,000 or 1.5% of the fair value of total investment securities was measured using Level 3 inputs (for additional information, refer to Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $835,000 at June 30, 2010, as compared to $3,269,000 at December 31, 2009. Of the decrease in value, $1,560,000 was related to additional other-than-temporary impairment of investment securities, $336,000 was related to principal and interest payments received and fully applied to principal, $277,000 was related to net proceeds received on the sale of an impaired investment security, and $266,000 was related to net unrealized losses (with a corresponding after-tax impact to stockholders’ equity of $176,000 recorded as other comprehensive loss).

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

During the second quarter of 2010, the three remaining impaired securities experienced further downgrades and/or a reduction in cash flows.  As a result, management made the determination to sell the securities, and valued the securities based upon current distressed market trading values.

As discussed more thoroughly in Note 12 — Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities for quarters ended prior to June 30, 2010, was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  For quarters ended prior to June 30, 2010, management’s judgment was that the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government ($462,000 of the $1,504,000 other-than-temporary impairment charges for the year ended December 31, 2009, were recorded in the second quarter of 2009).  Management determined that, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment are fully applied to principal further reducing the amortized cost of these investments.

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written-off and declared as a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009. At December 31, 2009, the Bank had four impaired securities remaining.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.

During the second quarter of 2010, the three remaining impaired securities experienced further downgrades and/or a reduction in cash flows.  As a result, management made the determination to sell the securities, and valued the securities based upon current distressed market trading values.  The Bank recorded $1,560,000 of other-than-temporary impairment charges for the six months ended June 30, 2010, including (i) $1,451,000 related to the two private issuer mortgage-backed securities not guaranteed by the U.S. government, and (ii) $109,000 related to one corporate security supported primarily by obligations from other financial industry entities.

Subsequent to June 30, 2010, the last corporate security (InCaps Funding II Junior Note) was sold for $129,000. Additionally, one of the private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold.  The sales proceeds plus estimated principal and interest proceeds yet to be received on the private issuer mortgage-backed security, approximate $471,000, which was the recorded impaired value at June 30, 2010. At the time of the sales, the impaired securities had $639,000 and $1,092,000, respectively, of previously recorded impairments.

As of June 30, 2010, Union National’s recorded investment balances include three securities with previously recorded impairments, two of which were subsequently sold.  The fair value of the three impaired investments was $835,000 at June 30, 2010, as compared to an original amortized cost of $6,950,000. All principal and interest payments received on impaired investment securities are fully applied to principal.

As of June 30, 2010, management determined that further impairments were not warranted on the three remaining impaired investment securities as two securities were sold subsequent to June 30, 2010, and because the value for the third security was written-down to distressed trading levels.

Loans and Leases, Credit Quality and Credit Risk. Loans and leases at June 30, 2010 were $332,735,000 as compared to $339,274,000 at December 31, 2009.  Outstanding loans decreased by $6,539,000 from December 31, 2009 to June 30, 2010, primarily due to reduced loan demand from creditworthy borrowers and the impact of certain loans at December 31, 2009, that subsequently involved collateral foreclosure and were classified as other real estate owned (“OREO”) at June 30, 2010, in the Consolidated Statements of Financial Condition (for additional information, refer to the discussion on “Non-Performing Assets” on page 35).  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the weak economy and the housing market.  The economy and housing market, and increased unemployment, could affect some of Union National’s borrowers, and may result in increased nonperforming loans and credit losses.

At June 30, 2010, the Bank had $70,746,000 of loans specifically pledged to the FHLB for providing collateral on FHLB long-term debt, as compared to $72,287,000 of pledged loans at December 31, 2009.

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

The allowance for credit losses was $5,989,000 at June 30, 2010, as compared to $5,858,000 at December 31, 2009.  A provision for credit losses of $1,124,000 was made for the six months ended June 30, 2010, as compared to $924,000 for the same period in 2009.  The provision for credit losses for the six months ended June 30, 2010, as compared to the same period in 2009, increased by 22% (for additional information, refer to the related discussion on “Provision for Credit Losses” on pages 40 and 44) given the higher charge-offs for the first six months of 2010, and the higher credit risks in the loan portfolio, including those resulting from the current weak economy and real estate market.  With the higher provision exceeding net loan charge-offs by $131,000 as well as the decrease to the loan and lease portfolio, the allowance for credit losses increased to 1.80% of loans at June 30, 2010 as compared to 1.73% of loans at December 31, 2009.  Management believes, based on information then currently available, that the allowance for credit losses as of June 30, 2010, was adequate to meet probable credit losses at that date.

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for Credit Losses, Beginning of Period	$5,995	$4,319	$5,858	$4,358

Charge-Offs	(635)	(570)	(995)	(933)
Recoveries	1	4	2	15
Net Charge-Offs	(634)	(566)	(993)	(918)

Addition to Provision for Credit Losses	628	611	1,124	924
Allowance for Credit Losses, End of Period	$5,989	$4,364	$5,989	$4,364

Loans and Leases – Average	$333,206	$349,697	$335,759	$352,893

Gross Loans and Leases – Actual			$332,735	$349,958

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.76%	0.65%	0.59%	0.53%

Ratio of The Allowance for Credit Losses to Gross Loans and Leases			1.80%	1.25%

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

The balance of loans and leases that were considered to be impaired under GAAP was $4,976,000 and $8,715,000, which consisted of seven and ten separate loan and lease relationships to unrelated borrowers, at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, three of the relationships represented 88% of the total impaired loans and leases of $4,976,000.  The decrease in impaired loans from December 31, 2009 to June 30, 2010, primarily resulted from several loans, with a related allowance, that were foreclosed on and transferred into other real estate owned during 2010 (for additional information, refer to the discussion on “Non-Performing Assets” on page 35). Management continues to diligently monitor and evaluate the impaired loan portfolio, and identify new credit concerns and collectability risks, including those resulting from the current uncertain and weakened economy. The measure of impairment is based primarily on the fair value of collateral securing these loans, which is primarily real estate and equipment.

Impaired Loans With a Related Allowance.  Union National had $4,581,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at June 30, 2010 and December 31, 2009, respectively. These consisted of five loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $860,000 and $1,458,000 at June 30, 2010 and December 31, 2009, respectively.  The decrease in impaired loans with a related allowance from December 31, 2009 to June 30, 2010, primarily resulted from several loans that were either charged-off or foreclosed on and transferred into other real estate owned during 2010. This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is necessary to cover future potential principal losses.

Impaired Loans without a Related Allowance.  Union National had $395,000 and $2,799,000 of impaired loans and leases without a related allowance at June 30 2010 and December 31, 2009, respectively.  These consisted of two and five separate loan and lease relationships at June 30, 2010 and December 31, 2009, respectively.  The decrease in impaired loans without a related allowance from December 31, 2009 to June 30, 2010, was related to one relationship for which management established a related allowance during 2010, which resulted from continuing stress with certain commercial real estate property values.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  However, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under the Bank’s current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired, amounted to $32,647,000 and $32,410,000 at June 30, 2010 and December 31, 2009, respectively.  Despite these credits not being impaired, management believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current weak economy and real estate markets.  Management considered such increased risks in determining the provision for credit losses (refer to the related discussion on “Provision for Credit Losses” on pages 40 and 44). Management continues to closely monitor the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy.  Management considers both impaired and these substandard loans to be potential problem loans, and believes that the current persisting and weakened economic conditions may result in additional loans being classified or nonperforming in future periods.

Non-Performing Assets.  Nonperforming assets consist of nonperforming loans and leases, other real estate owned (“OREO”), and repossessed assets.  The following table provides a summary of nonperforming assets at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Nonaccruing Loans	$5,157	$8,034
Accruing Loans – 90 days or more past due	341	506
Total Nonperforming Loans and Leases	5,498	8,540
Other Real Estate Owned	8,694	5,383
Repossessed Assets	167	436
Total Nonperforming Assets	$14,359	$14,359

Gross Loans and Leases	$332,735	$339,274

Allowance for Credit Losses	$5,989	$5,858

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.7%	2.5%

Nonperforming Assets as a % of Total Assets	2.9%	2.9%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	109%	69%

Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due. Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full. Total nonperforming loans and leases decreased to $5,498,000, or 1.7%, of gross loans and leases at June 30, 2010, as compared to $8,540,000, or 2.5% of gross loans and leases, at December 31, 2009.  The decrease in nonperforming loans and leases primarily resulted from certain loans being foreclosed on in 2010 and are reported as OREO in the Consolidated Statements of Financial Condition at June 30, 2010.  The percentage of nonperforming loans to gross loans for the five year-end periods ended December 31, 2009, was an average of 1.2%.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings.  OREO is held for sale and is recorded at fair value less estimated costs to sell.  Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized.  No depreciation or amortization expense is recognized. OREO was $8,694,000 and $5,383,000 at June 30, 2010 and December 31, 2009, respectively.  The increase was primarily the result of Union National foreclosing on two commercial mortgages in 2010. At June 30, 2010, $7,375,000, or 85% of the total OREO balance, consisted of two large commercial properties in Lancaster, PA.  The remaining $1,319,000, or 15% of the total OREO balance, was comprised of five smaller commercial and residential properties.

Repossessed assets consist of (i) vehicles and other equipment acquired from lessees, who defaulted on their contractual lease obligation, and (ii) mobile homes where the Bank does not own the underlying real estate.  Repossessed assets were $167,000 and $436,000 at June 30, 2010 and December 31, 2009, respectively.  The decrease resulted primarily from sales of repossessed assets, as well as the write-down of certain repossessed leased assets to fair market value, with such write-downs amounting to $144,000.

Stockholders’ Equity. Stockholders’ equity decreased by $815,000 to $30,521,000 at June 30, 2010, as compared to $31,336,000 at December 31, 2009.  The decrease in stockholders’ equity was primarily the result of decreases to retained earnings resulting from the year-to-date net loss and dividends paid to preferred stockholders, offset by other comprehensive income during the period and proceeds received through the Dividend Reinvestment Plan (“DRIP”).

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

As of June 30, 2010 and December 31, 2009, Union National and the Bank exceeded the current regulatory requirements to be considered a quantitatively “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

In addition to the above regulatory capital standards, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 9 — Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements). The specific capital requirements established for the Bank were 8% for Tier 1 capital to average total assets, 9.5% for Tier 1 capital to risk-based assets, and 12% for total capital to risk-based assets.  At June 30, 2010, the Bank’s measure of Tier I capital to average Total assets was 8.09%, Tier 1 capital to risk-based assets of 10.17% and total capital to risk-based assets of 12.94%. At June 30, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

Union National and the Bank’s regulatory capital levels as of June 30, 2010 and December 31, 2009, are as follows (dollars in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Union National Financial Corporation
June 30, 2010:
Tier 1 (leverage) capital	$40,663	8.18%	$19,894	4.00%	N/A	N/A
Tier 1 risk-based capital	40,663	10.28	15,827	4.00	N/A	N/A
Total risk-based capital	52,457	13.26	31,654	8.00	N/A	N/A

December 31, 2009:
Tier 1 (leverage) capital	$42,036	8.52%	$19,744	4.00%	N/A	N/A
Tier 1 risk-based capital	42,036	9.93	16,929	4.00	N/A	N/A
Total risk-based capital	53,825	12.72	33,858	8.00	N/A	N/A

Union National Community Bank
June 30, 2010:
Tier 1 (leverage) capital	$40,103	8.09%	$19,831	4.00%	$24,789	5.00%
Tier 1 risk-based capital	40,103	10.17	15,777	4.00	23,666	6.00
Total risk-based capital	51,048	12.94	31,554	8.00	39,443	10.00

December 31, 2009:
Tier 1 (leverage) capital	$40,910	8.31%	$19,686	4.00%	$24,608	5.00%
Tier 1 risk-based capital	40,910	9.69	16,881	4.00	25,322	6.00
Total risk-based capital	52,194	12.37	33,762	8.00	42,203	10.00

(1)
The OCC requires the Bank to meet higher individual minimum capital ratios effective September 30, 2009 (for additional information, refer to Note 9 — Enforcement Actions with Bank Regulatory Agencies).

Included in Tier 1 regulatory capital of Union National is $10,167,000 of trust capital securities issued through the UNCT I  and UNCT II subsidiaries of Union National.  The balance of these trust capital securities, $833,000, is included in Tier 2 regulatory capital of Union National.  Additionally, included in Tier 2 regulatory capital of the Bank and Union National is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital position as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Restrictions. Banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At June 30, 2010, this limitation amounted to approximately $5,105,000. These regulations also require any such investment, loan, extension of credit or advance to be secured by securities having a market value in excess of the amount thereof.

The Bank is subject to certain restrictions in connection with the payment of dividends.  National banking laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the Bank for that year (as defined)  combined with the Bank’s retained net operating results for the preceding two calendar years.  Under this formula, the Bank’s retained net operating results for the preceding two calendar years was ($189,000).  As a result, in 2010, the Bank may declare dividends to the parent company, Union National, in an amount equal to the net profits of the Bank in 2010 less $189,000, up to the date of any such dividend declaration.   The Bank had a net loss of $808,000 for the six months ended June 30, 2010, restricting the Bank from declaring or making any dividend payment to Union National at June 30, 2010.

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

The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB denied the request.  Accordingly, Union National has acted to suspend the preferred stock dividend and to defer distributions on its trust-preferred securities indefinitely.  Distributions on one class of trust preferred securities, issued by UNCT I, were next scheduled for July 23, 2010 and distributions on the other class, issued by UNCT II, were next scheduled for August 23, 2010.  Dividend payments on the preferred stock were next scheduled for July 31, 2010.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Overview. Union National reported a net loss available to common stockholders of ($1,021,000) for the second quarter of 2010, as compared to net income available to common stockholders of $105,000 for the same period in 2009.  Basic and diluted losses per common share were ($0.37) for the second quarter of 2010, as compared to basic and diluted earnings per common share of $0.04 for the same period in 2009.

The operating results for the second quarter of 2010 included $1,560,000 in other-than-temporary investment impairment charges, as compared to $462,000 for the same period in 2009.  The impairment charges for both periods are reflective of investment rating downgrades and/or a reduction in cash flows on private-issuer mortgage-backed securities and corporate securities, and reflect management’s intention to now sell these impaired securities.  The second quarter operating results also reflect merger and acquisition related expenses of $436,000 (for additional information, refer to Note 14 — Proposed Merger Agreement to the unaudited consolidated financial statements).

The discussion that follows further explains the changes in the components of the operating results when comparing the three months ended June 30, 2010 to the same period in 2009.

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

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank’s portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank and movements in the London Interbank Offered Rate (“LIBOR”) upon which certain variable rate loans and debentures are priced.

Net interest income as adjusted for tax-exempt financial instruments was $3,453,000 for the three months ended June 30, 2010, as compared to $3,128,000 for the same period in 2009.  The decrease in the interest rate paid on average interest-bearing liabilities more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for three months ended June 30, 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for the first quarter of 2010 was 3.06%, as compared to 2.65% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 68 basis points to 2.08% for the three months ended June 30, 2010, as compared to 2.76% for the same period in 2009.  The yield on interest-earning assets decreased by 24 basis points to 4.91% for the three months ended June 30, 2010, as compared to 5.15% for the same period in 2009.

Interest and fees on loans and leases, on a taxable-equivalent basis, decreased by $499,000, or 9%, to $5,039,000 for the three months ended June 30, 2010, as compared to $5,538,000 for the same period in 2009. The decrease in interest and fees on loans and leases primarily resulted from the decrease in loans outstanding.  The average balance of loans and leases decreased by $16,491,000 for the three months ended June 30, 2010, as compared to the same period in 2009, due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $8.7 million of loans that were foreclosed on and transferred to OREO since June 30, 2009.  The average yield decreased by 28 basis points to 6.07% for the three months ended June 30, 2010, as compared to 6.35% for the same period in 2009. The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $55,000, or 12%, to $418,000 for the three months ended June 30, 2010, as compared to $473,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $4,468,000 for the three months ended June 30, 2010, as compared to the same period in 2009.  A lack of income from impaired and non-accruing investments, and reduced yields on re-invested proceeds from investment maturities and sales, also contributed to lower investment interest income for the second quarter of 2010.  As a result, the average yield decreased by 15 basis points to 2.76% for the three months ended June 30, 2010, as compared to 2.91% for the same period in 2009.

Interest expense on deposits decreased by $722,000, or 33%, to $1,494,000 for the three months ended June 30, 2010, as compared to $2,216,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 70 basis points in the average rate paid on deposits.  The average rate paid on deposits was 1.70% for the second quarter of 2010, as compared to 2.40% for the same period in 2009.

Interest expense on long-term debt decreased by $125,000, or 24%, to $391,000 for the three months ended June 30, 2010, as compared to $516,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $2,500,000 and $17,000,000 of higher-cost long-term debt in the first quarter of 2010 and for the full year of 2009, respectively, which contributed to a $9,995,000 decrease in the average balance of long-term debt for the second quarter of 2010, as compared to the same period in 2009.

Subsequent to June 30, 2010, Union National prepaid an additional $10,000,000 of higher-cost long-term debt, incurring $136,000 of related prepayment penalties, charged to non-interest expense in July 2010.

Provision for Credit Losses.  The provision for credit losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and leases.  The provision is based on management’s analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $628,000 for the three months ended June 30, 2010, as compared to $611,000 for the same period in 2009.  The increased provision was the result of higher charge-offs and continued higher credit risk related to the loan portfolio  at June 30, 2010, as compared to June 30, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 32 and “Substandard Loans and Leases” on page 35).  Management continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases.

Non-Interest Income.  Non-interest income decreased by $2,143,000, or 105%, to $(105,000) for the three months ended June 30, 2010, as compared to $2,038,000 for the same period in 2009, which was primarily the result of an increase in other-than-temporary investment impairment charges and a decrease in net gains realized on investment security sales. Increases (decreases) in the components of non-interest income when comparing the three months ended June 30, 2010 to the same period in 2009, are as follows (in thousands):

	Three Months Ended June 30,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$498	$540	$(42)
Other Service Charges, Commissions, Fees	316	297	19
Alternative Investment Sales Commissions	167	193	(26)
Income from Fiduciary Activities	41	47	(6)
Earnings from Bank-Owned Life Insurance	102	107	(5)
Other Income	42	333	(291)
Net Gain on Sale of Investment Securities	289	983	(694)

Other-than-temporary Impairments (“OTTI”) of Securities	(1,560)	(462)	(1,098)
Portion of OTTI Recognized in Other Comprehensive Income	—	—	—
Net OTTI Losses on Securities	(1,560)	(462)	(1,098)
Total Non-Interest Income	$(105)	$2,038	$(2,143)

The operating results for the second quarter of 2010 included $1,560,000 in other-than-temporary investment impairment charges, as compared to $462,000 for the same period in 2009.  The impairment charges for both periods are reflective of investment rating downgrades on two private-issuer mortgage-backed securities and one corporate security, and management’s intention to now sell such securities, resulting in values being reduced to distressed market trading levels.  The operating results for the second quarter of 2010 included $289,000 in net gains on the sale of investment securities, as compared to $983,000 for the same period in 2009.

Other income decreased by $291,000 for the three months ended June 30, 2010, as compared to the same period in 2009, which was primarily the result of the impact of other income recorded during the second quarter 2009 from an insurance payment to Union National in recovery of a 2008 fraud loss.

Non-Interest Expense.  Non-interest expense was $4,284,000 for the three months ended June 30, 2010, as compared to $4,480,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the three months ended June 30, 2010, to the same period in 2009, are as follows (in thousands):
	Three Months Ended June 30,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$1,663	$1,671	$(8)
Net Occupancy	442	421	21
Data and ATM Processing	461	426	35
Professional Fees and Regulatory Assessments	206	244	(38)
Furniture and Equipment	220	240	(20)
FDIC Insurance	239	540	(301)
Pennsylvania Shares Tax	96	89	7
Advertising and Marketing	52	50	2
Supplies and Postage	59	74	(15)
Merger and Acquisition Expenses	436	—	436
Other Expense	410	725	(315)
Total Non-Interest Expense	$4,284	$4,480	$(196)

The discussion that follows explains the significant changes in the components of non-interest expense when comparing the three months ended June 30, 2010 to the same period in 2009.

The second quarter operating results reflect merger and acquisition related expenses of $436,000.  These expenses are comprised of primarily merger-related legal and investment banking fees. As previously disclosed, Union National entered into the Merger Agreement on April 19, 2010, as amended and restated as of May 20, 2010 with DFSC pursuant to which Union National will merge with and into DFSC. If the transaction is approved by the regulators and shareholders, and meets all closing conditions, Union National Community Bank also will merge with and into Province. A Special Meeting of Shareholders will be held on September 16, 2010 to vote on the proposed merger with DFSC. The holders of outstanding shares of common stock of record as of the close of business on July 29, 2010 are entitled to vote at the Special Meeting of Shareholders.

Operating results also reflect lower Federal Deposit Insurance Corporation (“FDIC”) insurance assessments when comparing the three months ended June 30, 2010, to the same period in 2009.  The second quarter of 2009 FDIC insurance reflects the impact of $237,000 related to the FDIC special assessment on deposit-insured institutions.

The decrease in other expense was primarily the result of $393,000 of FHLB debt prepayment penalties incurred during the three months ended June 30, 2009.  The Bank did not prepay any FHLB advances in the second quarter of 2010, and therefore, did not incur any prepayment penalties for the three months ended June 30, 2010.  The decline in debt prepayment penalties was slightly offset by expenses related to OREO and repossessed assets, which were higher for the three months ended June 30, 2010, as compared to the same period in 2009.

Income Taxes.  An income tax benefit of $610,000 and $106,000 was recorded for the three months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010, the income tax benefit resulted from a pre-tax loss as well as from the benefits of tax-exempt income. For the three months ended June 30, 2009, the income tax benefit resulted primarily from the benefits of tax-exempt income.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Overview. Union National reported a net loss available to common stockholders of ($1,036,000) or basic and diluted losses per common share of ($0.38) for the six months ended June 30, 2010, as compared to a net loss available to common stockholders of ($404,000) or basic and diluted losses per common share of ($0.15) for the same period in 2009.

The discussion that follows further explains the changes in the components of the operating results when comparing the six months ended June 30, 2010 to the same period in 2009.

Net Interest Income.  Net interest income as adjusted for tax-exempt financial instruments was $6,749,000 for the six months ended June 30, 2010, as compared to $6,053,000 for the same period in 2009.  The decrease in the interest rate paid on average interest-bearing liabilities more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the first six months of 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for the first six months of 2010 was 3.01%, as compared to 2.61% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 73 basis points to 2.18% for the first six months of 2010, as compared to 2.91% for the same period in 2009.  The yield on interest-earning assets decreased by 31 basis points to 4.95% for the first six months of 2010, as compared to 5.26% for the same period in 2009.

Interest and fees on loans and leases, on a taxable-equivalent basis, decreased by $878,000, or 8%, to $10,087,000 for the six months ended June 30, 2010, as compared to $10,965,000 for the same period in 2009.  The average yield decreased by 21 basis points to 6.06% for the first six months of 2010, as compared to 6.27% for the same period in 2009.  The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.  The average balance of loans and leases decreased by $17,134,000 for the first six months of 2010, as compared to the same period in 2009 due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $8.7 million of loans that were foreclosed on and transferred to OREO since June 30, 2009.  The decrease in interest and fees on loans and leases primarily resulted from the decrease in loans outstanding.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $245,000, or 22%, to $856,000 for the six months ended June 30, 2010, as compared to $1,101,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $7,532,000 for the first six months of 2010, as compared to the same period in 2009.  A lack of income from impaired and non-accruing investments, and reduced yields on re-invested proceeds from investment maturities and sales, also contributed to lower investment interest income for the six months ended June 30, 2010.  As a result, the average yield decreased by 42 basis points to 2.93% for the first six months of 2010, as compared to 3.35% for the same period in 2009.

Interest expense on deposits decreased by $1,343,000, or 30%, to $3,175,000 for the six months ended June 30, 2010, as compared to $4,518,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 72 basis points in average rate paid on deposits.  The average rate paid on deposits was 1.81% for the first six months of 2010, as compared to 2.53% for the same period in 2009.

Interest expense on long-term debt decreased by $377,000, or 32%, to $784,000 for the six months ended June 30, 2010, as compared to $1,161,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $2,500,000 and $17,000,000 of higher-cost long-term debt in the first quarter of 2010 and for the full year of 2009, respectively, which contributed to a $14,431,000 decrease in the average balance of long-term debt for the first six months of 2010, as compared to the same period in 2009.

Subsequent to June 30, 2010, Union National prepaid an additional $10,000,000 of higher-cost long-term debt, incurring $136,000 of related prepayment penalties, charged to non-interest expense in July 2010.

Provision for Credit Losses.  The provision for credit losses was $1,124,000 for the six months ended June 30, 2010, as compared to $924,000 for the same period in 2009.  The increased provision was the result of higher charge-offs and continued higher credit risk related to the loan portfolio  at June 30, 2010, as compared to June 30, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 32 and “Substandard Loans and Leases” on page 35).  Management continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases.

Non-Interest Income.  Non-interest income decreased by $1,582,000, or 60%, to $1,075,000 for the six months ended June 30, 2010, as compared to $2,657,000 for the same period in 2009, which was primarily the result of a decrease in net gains on the sale of investment securities and an increase in other-than-temporary investment impairment charges. Increases (decreases) in the components of non-interest income when comparing the six months ended June 30, 2010 to the same period in 2009, are as follows (in thousands):

	Six Months Ended June 30,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$956	$1,013	$(57)
Other Service Charges, Commissions, Fees	604	564	40
Alternative Investment Sales Commissions	334	303	31
Income from Fiduciary Activities	88	93	(5)
Earnings from Bank-Owned Life Insurance	204	215	(11)
Other Income	83	376	(293)
Net Gain on Sale of Investment Securities	366	1,394	(1,028)

Other-than-temporary Impairments (“OTTI”) of Securities	(1,560)	(1,301)	(259)
Portion of OTTI Recognized in Other Comprehensive Income	—	—	—
Net OTTI Losses on Securities	(1,560)	(1,301)	(259)
Total Non-Interest Income	$1,075	$2,657	$(1,582)

The operating results for the six months ended June 30, 2010 included $366,000 in net gains on the sale of investment securities, as compared to $1,394,000 for the same period in 2009.  The operating results for the six months ended June 30, 2010, included $1,560,000 in other-than-temporary investment impairment charges, as compared to $1,301,000 for the same period in 2009.  The impairment charges for both periods are reflective of investment rating downgrades on two private-issuer mortgage-backed securities and one corporate security, and management’s intention to now sell such securities, resulting in values being reduced to distressed market trading levels.

Other income decreased by $293,000 for the six months ended June 30, 2010, as compared to the same period in 2009, which was primarily the result of the impact of other income recorded during the second quarter 2009 from an insurance payment to Union National in recovery of a 2008 fraud loss.

Non-Interest Expense.  Non-interest expense was $8,306,000 for the six months ended June 30, 2010, as compared to $8,494,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the six months ended June 30, 2010, to the same period in 2009, are as follows (in thousands):

	Six Months Ended June 30,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$3,461	$3,617	$(156)
Net Occupancy	904	899	5
Data and ATM Processing	867	830	37
Professional Fees and Regulatory Assessments	412	501	(89)
Furniture and Equipment	438	486	(48)
FDIC Insurance	467	660	(193)
Pennsylvania Shares Tax	191	178	13
Advertising and Marketing	90	117	(27)
Supplies and Postage	119	148	(29)
Merger and Acquisition Expenses	436	—	436
Other Expense	921	1,058	(137)
Total Non-Interest Expense	$8,306	$8,494	$(188)

The discussion that follows explains the significant changes in the components of non-interest expense when comparing the six months ended June 30, 2010 to the same period in 2009.

Salaries, wages and employee benefits decreased by $156,000 for the six months ended June 30, 2010, as compared to the same period in 2009.  The decrease was related to positions that were eliminated in the first quarter of 2009 and savings from the suspension of the company 401-K match which began during the second quarter of 2009 and remained suspended through June 30, 2010.  As a result, salaries, wages and employee benefits for the first six months of 2010 did not include any expense associated with the eliminated positions or the 401-K match, whereas, the same period in 2009 included several months worth of these expenses.

The second quarter operating results reflect merger and acquisition related expenses of $436,000.  These expenses are comprised of primarily merger-related legal and investment banking fees. As previously disclosed, Union National entered into the Merger Agreement on April 19, 2010, as amended and restated as of May 20, 2010 with DFSC pursuant to which Union National will merge with and into DFSC. If the transaction is approved by the regulators and shareholders, and meets all closing conditions, Union National Community Bank also will merge with and into Province. A Special Meeting of Shareholders will be held on September 16, 2010 to vote on the proposed merger with DFSC. The holders of outstanding shares of common stock of record as of the close of business on July 29, 2010 are entitled to vote at the Special Meeting of Shareholders.

As noted in the table below (in thousands), operating results also reflect higher Federal Deposit Insurance Corporation (“FDIC”) base insurance assessments when comparing the six months ended June 30, 2010, to the same period in 2009.  FDIC base insurance assessments amounted to $467,000 for the six months ended June 30, 2010, representing a $44,000 or 10% increase over the same period in 2009.  The increase in FDIC base insurance assessments was the direct result of increased base assessment rates, as determined by the FDIC.   Additionally, the six months ended June 30, 2009, included $237,000 related to the Federal Deposit Insurance Corporation (“FDIC”) special assessment on deposit-insured institutions.

	Six Months Ended June 30,		Increase
FDIC Insurance Expense	2010	2009	(Decrease)
Base Insurance Assessments	$467	$423	$44
Special Insurance Assessments	—	237	(237)
Total FDIC Insurance Expense	$467	$660	$(193)

The decrease in other expense was primarily the result of $96,000 of FHLB debt prepayment penalties incurred during the six months ended June 30, 2010, as compared to $393,000 for the same period in 2009.  The decrease in other expense resulting from the decline in debt prepayment penalties was offset by expenses related to OREO and repossessed assets, which were $209,000 for the six months ended June 30, 2010, as compared to $57,000 for the same period in 2009.

Income Taxes.  An income tax benefit of $692,000 and $434,000 was recorded for the six months ended June 30, 2010 and 2009, respectively.  For both of these periods, the benefit resulted from a pre-tax loss as well as the benefits of tax-exempt income.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent upon future earnings.   Management anticipates that future earnings will be adequate to fully utilize deferred tax assets.

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

OFF-BALANCE SHEET COMMITMENTS
In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $110,316,000 at June 30, 2010 as compared to $110,791,000 at December 31, 2009.  Total standby letters of credit amounted to $5,925,000 at June 30, 2010 as compared to $6,199,000 at December 31, 2009.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  For the three months ended June 30, 2010, there has been no material change in contracts for services since this contract was renegotiated.

REGULATORY MATTERS
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.  Also, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National’s ability to realize the value of deferred tax assets. Further, the business of Union National is affected by the state of the financial services industry in general.  Please refer to Note 9 — Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements for a discussion on specific regulatory matters impacting Union National.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2010, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls.  There were no changes during the quarter ended June 30, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Union National entered into an Agreement and Plan of Merger (the “Merger Agreement”) on April 19, 2010, with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC. DFSC is wholly owned by Donegal Mutual Insurance Company and Donegal Group Inc.

On June 16, 2010, Union National, DFSC and Donegal Mutual Insurance Company, became aware of the filing of a complaint on June 14, 2010 in the Court of Common Pleas of Lancaster County, Pennsylvania against Union National, each of the Directors of Union National, DFSC and certain affiliated entities of DFSC (collectively, the "Donegal Parties"). The complaint purports to be a class action filed on behalf of the holders of Union National common stock arising from certain alleged actions by Union National and its Board of Directors in connection with the previously announced proposed merger of Union National with and into DFSC. Union National and the Donegal Parties believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.

Other than above, management is not aware of any other litigation affecting Union National.

ITEM 1A.  RISK FACTORS

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.20
Amendment to the Merger Agreement and Plan of Merger by and among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Mutual Insurance Company, Donegal Group Inc. and Union National Financial Corporation dated as of May 20, 2010 (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on May 21, 2010).

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

Union National Financial Corporation
(Registrant)

Date: August 13, 2010	By	/s/ Mark D. Gainer
Mark D. Gainer Chairman, CEO and President (Principal Executive Officer)

Date: August 13, 2010	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Executive Vice President and Chief Financial Officer (Principal Financial Officer)