Form 10-Q
period 2010-09-30
UNION NATIONAL FINANCIAL CORP / PA
filed 2010-11-10
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

 3,054,895 shares, of $0.25 par value, common stock were outstanding as of November 9, 2010.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-Q
INDEX

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	As of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations
	For the Three and Nine Months Ended September 30, 2010 and 2009	2

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Nine Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5 - 27

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	28 - 47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	(Removed and Reserved)	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

Signatures		53

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiary.

PART I ─ FINANCIAL INFORMATION

Item 1.  Financial Statements
Union National Financial Corporation
Consolidated Statements of Financial Condition
(Unaudited; Dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Cash and Due from Banks	$6,918	$8,807
Short-Term Investments	900	–
Interest-Bearing Demand Deposits in Other Banks	41,878	34,533
Total Cash and Cash Equivalents	49,696	43,340

Interest-Bearing Time Deposits in Other Banks	2,792	9,229
Investment Securities Available for Sale	47,160	60,546

Loans and Leases, Net of Unearned Income	329,239	339,274
Less: Allowance for Credit Losses	(6,341)	(5,858)
Net Loans and Leases	322,898	333,416

Premises and Equipment, Net	10,773	11,403
Restricted Investment in Bank Stocks	3,727	3,727
Bank-Owned Life Insurance	11,842	11,539
Other Real Estate Owned	8,418	5,383
Other Assets	10,766	11,061

Total Assets	$468,072	$489,644

Liabilities
Deposits:
Noninterest-Bearing	$66,995	$54,331
Interest-Bearing	330,550	350,434
Total Deposits	397,545	404,765
Long-Term Debt	10,834	33,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	11,607	2,868
Total Liabilities	437,327	458,308

Stockholders’ Equity
Preferred Stock (Series A), liquidation value $1,000 per share Shares authorized - 5,000; Issued – 25 at September 30, 2010 and 1,275 at December 31, 2009	25	1,275
Common Stock, par value $0.25 per share Shares authorized - 20,000,000; Issued – 3,423,084 and 3,109,105 at September 30, 2010 and December 31, 2009, respectively; Outstanding - 3,054,895 and 2,740,916 at September 30, 2010 and December 31, 2009, respectively	856	777
Surplus	15,068	13,891
Retained Earnings	21,962	22,921
Accumulated Other Comprehensive Income (Loss)	167	(195)
Treasury Stock, at cost; 368,189 at September 30, 2010 and December 31, 2009	(7,333)	(7,333)
Total Stockholders’ Equity	30,745	31,336

Total Liabilities and Stockholders’ Equity	$468,072	$489,644

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest Income
Interest and Fees on Loans and Leases	$5,013	$5,597	$15,020	$16,478
Investment Securities:
Taxable Interest	125	297	959	1,264
Tax-Exempt Interest	110	71	125	160
Dividends	9	9	27	31
Other	56	78	184	165
Total Interest Income	5,313	6,052	16,315	18,098

Interest Expense
Deposits	1,392	2,022	4,567	6,540
Long-Term Debt	198	468	982	1,629
Junior Subordinated Debentures	196	201	577	645
Total Interest Expense	1,786	2,691	6,126	8,814
Net Interest Income	3,527	3,361	10,189	9,284
Provision for Credit Losses	422	522	1,546	1,446
Net Interest Income after Provision for Credit Losses	3,105	2,839	8,643	7,838

Non-Interest Income
Service Charges on Deposit Accounts	459	588	1,415	1,601
Other Service Charges, Commissions, Fees	305	294	909	858
Alternative Investment Sales Commissions	189	125	523	428
Income from Fiduciary Activities	43	39	131	132
Earnings from Bank-Owned Life Insurance	99	108	303	323
Other Income	40	46	123	422
Net Gain on Sale of Investment Securities	577	397	943	1,791

Other-than-temporary Impairments (“OTTI”) of Securities	(104)	(170)	(1,664)	(1,471)
Portion of OTTI Recognized in Other Comprehensive Income	–	–	–	–
Net OTTI Losses on Securities	(104)	(170)	(1,664)	(1,471)
Total Non-Interest Income	1,608	1,427	2,683	4,084

Non-Interest Expense
Salaries, Wages, and Employee Benefits	1,737	1,680	5,198	5,297
Net Occupancy	439	414	1,343	1,313
Data and ATM Processing	434	406	1,301	1,236
Professional Fees and Regulatory Assessments	273	316	685	817
Furniture and Equipment	203	227	641	713
FDIC Insurance	236	238	703	898
Pennsylvania Shares Tax	95	89	286	267
Advertising and Marketing	41	42	131	159
Supplies and Postage	69	66	188	214
Merger and Acquisition Expense	337	–	773	–
Other Expense	867	689	1,788	1,747

Total Non-Interest Expense	4,731	4,167	13,037	12,661
(Loss) Income Before Benefit from Income Taxes	(18)	99	(1,711)	(739)
Benefit from Income Taxes	(95)	(48)	(787)	(482)
Net Income (Loss)	77	147	(924)	(257)
Preferred Stock Dividends	–	–	35	–
Net Income (Loss) Available to Common Stockholders	$77	$147	$(959)	$(257)
Income (Loss) Per Common Share
Basic and Diluted	$0.03	$0.05	$(0.34)	$(0.09)
Cash Dividends Paid Per Common Share	–	–	–	–

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; Dollars in thousands, except share data)

	Nine Months Ended September 30, 2010
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2009	2,740,916	$1,275	$777	$13,891	$22,921	$(195)	$(7,333)	$31,336

Comprehensive Loss:
Net Loss	–	–	–	–	(924)	–	–	(924)
Net Change in Unrealized Gains on Available- for-Sale Securities, Net of Tax	–	–	–	–	–	362	–	362
Total Comprehensive Loss								(562)
Preferred Stock Converted to Common Stock	312,500	(1,250)	78	1,172	–	–	–	–
Issuance of Common Stock under
Dividend Reinvestment Plan	1,479	–	1	5	–	–	–	6
Cash Dividends Paid to Preferred Stockholders	–	–	–	–	(35)	–	–	(35)

Balance at September 30, 2010	3,054,895	$25	$856	$15,068	$21,962	$167	$(7,333)	$30,745

	Nine Months Ended September 30, 2009
	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	2,720,076	$–	$785	$14,868	$23,434	$36	$(8,329)	$30,794

Comprehensive Income:
Net Loss	–	–	–	–	(257)	–	–	(257)
Reclassification Adjustment for Cumulative Effect of ASC Topic 320, “Investments – Debt and Equity Securities”, Net of Tax	–	–	–	–	202	(202)	–	–
Net Change in Unrealized Gains onAvailable-for-Sale Securities, Net of Tax	–	–	–	–	–	289	–	289
Total Comprehensive Income								32
Issuance of Preferred Stock	–	700	–	(30)	–	–	–	670
Issuance of Common Stock under
Dividend Reinvestment Plan	19,248	–	4	58	–	–	–	62
Retirement of Treasury Stock (50,000 shares)	–	–	(12)	(984)	–	–	996	–

Balance at September 30, 2009	2,739,324	$700	$777	$13,912	$23,379	$123	$(7,333)	$31,558

See accompanying notes to unaudited consolidated financial statements.

Union National Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(924)	$(257)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	782	891
Provision for Credit Losses	1,546	1,446
Net Amortization of Investment Securities Premiums	343	414
Net Investment Securities Gains on Sales	(943)	(1,791)
OTTI Losses on Investment Securities	1,664	1,471
Benefit from Deferred Income Taxes	(732)	(626)
Earnings from Bank-Owned Life Insurance	(303)	(323)
Decrease (Increase) in Accrued Interest Receivable	75	(80)
Decrease (Increase) in Other Assets	738	(965)
Increase in Other Liabilities	8,739	443
Net Cash Provided by Operating Activities	10,985	623

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	109,182	183,337
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	17,150	19,927
Purchases of Available-for-Sale Securities	(113,460)	(185,007)
Proceeds from Calls, Maturities and Sales (Purchases) of Time Deposits in Other Banks	6,437	(10,149)
Net Decrease in Loans and Leases	5,661	4,549
Proceeds from Sale of Loans	–	9,800
Purchases of Premises, Equipment and Software	(126)	(342)
Net Increase of Restricted Investments in Bank Stocks	–	(2)
Proceeds from Sale of Other Real Estate Owned	276	349
Net Cash Provided by Investing Activities	25,120	22,462

Cash Flows from Financing Activities
Net (Decrease) Increase in Demand Deposits and Savings Accounts	(4,471)	25,146
Net (Decrease) Increase in Time Deposits	(2,749)	6,239
Payments on Long-Term Debt	(22,500)	(17,000)
Issuance of Common Stock, Net of Costs	6	62
Issuance of Preferred Stock, Net of Costs	–	670
Cash Dividends Paid to Preferred Stockholders	(35)	–
Net Cash (Used In) Provided by Financing Activities	(29,749)	15,117

Net Increase in Cash and Cash Equivalents	6,356	38,202
Cash and Cash Equivalents at Beginning of Period	43,340	31,837
Cash and Cash Equivalents at End of Period	$49,696	$70,039

Supplemental Disclosures of Cash Flow Information
Interest Paid	$6,173	$8,893
Income Tax Paid	$–	$750

Supplemental Schedule of Noncash Activities
Transfers to Other Real Estate Owned	$3,311	$419
Retirement of Treasury Stock (50,000 shares in 2009)	$–	$996

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2010 and December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the periods ended September 30, 2010 and 2009. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Union National’s Annual Report on Form 10-K for the year ended December 31, 2009, and with Union National’s Forms 10-Q and 8-K, and other reports, that were filed during 2010 with the SEC.

Union National has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that potentially should be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

This guidance became effective January 1, 2010, and did not have a material impact on Union National’s financial condition or results of operations.

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

This guidance became effective January 1, 2010, and did not have a material impact on Union National’s financial condition or results of operations.

ASU 2010-18.  In April 2010, the FASB issued ASU 2010-18, “Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under ASC Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  Union National’s adoption of this new pronouncement did not have a material impact on Union National’s consolidated financial statements.

ASU 2010-20.  In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

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

Note 4 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if (i) preferred stock shares were converted to common stock shares, and (ii) options to issue common stock were exercised.  The terms of the potential conversion of preferred stock to common stock shares are discussed in Note 8 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.  For the three and nine months ended September 30, 2010, there were 1,250 preferred stock shares converted to common stock shares, which had a dilutive effect.  The dilutive earnings (loss) per common share for each period was not affected by the impact of stock options.  At September 30, 2010 and 2009, there were 77,517 and 91,958 stock options outstanding, respectively, which had no intrinsic value.

The computation of basic and diluted earnings (loss) per common share, net income (loss) available to common shareholders, and weighted-average number of shares outstanding for the three and nine months ended September 30, 2010 and 2009, are presented below (amounts, except earnings (loss) per share, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (Loss) Available to Common Stockholders	$77	$147	$(959)	$(257)
Weighted-average Common Shares Outstanding	2,957	2,738	2,814	2,727
Basic Earnings (Loss) Per Common Share	$0.03	$0.05	$(0.34)	$(0.09)

Weighted-average Common Shares Outstanding	2,957	2,738	2,814	2,727
Effect of Diluted Securities:
Convertible Preferred Stock (1)	104	–	–	–
Stock Options	–	–	–	–
Total Weighted-average Common Shares and Equivalents	3,061	2,738	2,814	2,727
Diluted Earnings (Loss) Per Common Share	$0.03	$0.05	$(0.34)	$(0.09)

(1)      Had Union National not been in a loss position for the nine months ended September 30, 2010, the calculation of diluted loss per common share would have included an additional 247,000 weighted-average common shares outstanding for convertible preferred stock that was issued beginning in September 2009.  Had Union National not been in a loss position for the nine months ended September 30, 2009, the calculation of diluted loss per common share would have included an additional 1,000 weighted-average common shares.  This would reflect the potential dilution that could occur for each period if all of preferred stock shares were converted to common stock shares.

Note 5 – Investment Securities Available For Sale

The amortized cost and fair value of investment securities are presented in the tables below as of September 30, 2010 and December 31, 2009 (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of related tax expense (benefit), which amounted to a net unrealized gain of $167,000 at September 30, 2010, as compared to a net unrealized loss of ($195,000) at December 31, 2009, recorded in accumulated other comprehensive income (loss).  At September 30, 2010, the amortized cost of the private issuer mortgage-backed securities reflect cumulative reductions for other-than-temporary impairment charges of $1,642,000. During 2009, other-than-temporary impairment charges on the private issuer mortgage-backed securities were adjusted accordingly for the cumulative effect of the adoption of ASC Topic 320, “Investments – Debt and Equity Securities”, as discussed on page 11 under the section of this note titled “Other-Than-Temporary Impairment of Investment Securities”.

	At September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$25,349	$299	$(35)	$25,613
U.S. Agency Bonds and Structured Notes	19,488	17	(5)	19,500
U.S. Agency Mortgage-Backed Securities	1,929	–	(16)	1,913
Private Issuer Mortgage-Backed Securities	70	–	–	70
Equity Securities	70	7	(13)	64
Total Investment Securities	$46,906	$323	$(69)	$47,160

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$53,752	$26	$(384)	$53,394
Private Issuer Mortgage-Backed Securities	2,468	170	–	2,638
Obligations of State and Political Subdivisions	4,016	–	(201)	3,815
Corporate Securities	535	96	–	631
Equity Securities	71	8	(11)	68
Total Investment Securities	$60,842	$300	$(596)	$60,546

Investment securities carried at fair value of $39,468,000 and $57,209,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public and government entity deposits, trust deposits, and as collateral for the Bank’s borrowing availability at the Federal Reserve Bank.

The amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2010		December 31, 2009
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$–	$–	$–	$–
Due After One Year Through Five Years	7,015	7,025	–	–
Due After Five Years Through Ten Years	12,473	12,475	–	–
Due After Ten Years	25,349	25,613	4,551	4,446
	44,837	45,113	4,551	4,446

U.S. Agency Mortgage-Backed Securities	1,929	1,913	53,752	53,394
Private Issuer Mortgage-Backed Securities	70	70	2,468	2,638
Equity Securities	70	64	71	68
Total Investment Securities	$46,906	$47,160	$60,842	$60,546

The following tables present investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired.  These securities are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

	At September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of State and Political Subdivisions	$3,297	$(35)	$–	$–	$3,297	$(35)
U.S. Agency Bonds and Structured Notes	7,975	(5)	–	–	7,975	(5)
U.S. Agency Mortgage-Backed Securities	1,913	(16)	–	–	1,913	(16)
Equity Securities	–	–	16	(13)	16	(13)
Temporarily Impaired Securities	$13,185	$(56)	$16	$(13)	$13,201	$(69)

	At December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$41,565	$(384)	$–	$–	$41,565	$(384)
Obligations of State and Political Subdivisions	3,815	(201)	–	–	3,815	(201)
Equity Securities	–	–	18	(11)	18	(11)
Temporarily Impaired Securities	$45,380	$(585)	$18	$(11)	$45,398	$(596)

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, structured agency notes and corporate securities. At September 30, 2010, there were sixteen debt securities with unrealized losses of $56,000 that amounted to 0.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates and the yield curve subsequent to the acquisition of specific securities.  These temporary declines have been accounted for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at September 30, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase in value to Union National’s cost, and none are securities of companies with known debt defaults or deferrals.  Management does not consider the equity securities to be other-than-temporarily impaired at September 30, 2010.

For the three months ended September 30, 2010 and 2009, Union National received gross proceeds of $47,784,000 and $112,142,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than-temporary Impairment Losses	Net Gains (Losses)
Obligations of State and Political Subdivisions	$416	$–	$–	$416
U.S. Agency Mortgage-Backed Securities	136	–	–	136
U.S. Agency Bonds and Structured Notes	25	–	–	25
Private Issuer Mortgage-Backed Securities	–	–	(104)	(104)
Total	$577	$–	$(104)	$473

	Three Months Ended September 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than-temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$170	$(27)	$–	$143
Obligations of State and Political Subdivisions	134	(4)	–	130
U.S. Agency Bonds and Structured Notes	130	(25)	–	105
U.S. Treasuries	19	–	–	19
Private Issuer Mortgage-Backed Securities	–	–	(160)	(160)
Corporate Securities	–	–	(10)	(10)
Total	$453	$(56)	$(170)	$227

For the nine months ended September 30, 2010 and 2009, Union National received gross proceeds of $109,182,000 and $183,337,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the nine months ended  September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than-temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$453	$–	$–	$453
Obligations of State and Political Subdivisions	440	–	–	440
U.S. Agency Bonds and Structured Notes	44	–	–	44
Private Issuer Mortgage-Backed Securities	–	–	(1,555)	(1,555)
Corporate Securities	5	–	(109)	(104)
Equity Securities	1	–	–	1
Total	$943	$–	$(1,664)	$(721)

	Nine Months Ended September 30, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than-temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$1,636	$(70)	$–	$1,566
Private Issuer Mortgage-Backed Securities	–	–	(612)	(612)
Obligations of State and Political Subdivisions	134	(4)	–	130
U.S. Agency Bonds and Structured Notes	140	(25)	–	115
U.S. Treasuries	19	–	–	19
Corporate Securities	–	–	(859)	(859)
Equity Securities	–	(39)	–	(39)
Total	$1,929	$(138)	$(1,471)	$320

Other-Than-Temporary Impairment of Investment Securities
In determining fair value and assessing the potential for other-than-temporary impairment (“OTTI”) of investment securities  as of September 30, 2010, management primarily considered accounting principles and guidance from ASC Topic 320, “Investments – Debt and Equity Securities”, and ASC Topic 820, “Fair Value Measurements and Disclosures”.  Additionally, management considered SEC guidance including SAB Topic 5M, “Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and additional interpretive guidance from SEC Press Release #2008-234, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting”.

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

In assessing potential OTTI for equity securities, an additional consideration is management’s intention and ability to hold the securities until recovery of any unrealized losses.

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

During 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written off and declared as a worthless asset for tax purposes.  This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.  The following table (in thousands) summarizes the cumulative credit related OTTI charges recognized as components of earnings for investment securities held with a recorded fair value at September 30, 2010 (the beginning balance on January 1, 2010, was adjusted to reflect the elimination of the worthless security discussed above):

Cumulative OTTI charges at January 1, 2010	$2,352
Sale of impaired securities during the nine months ended September 30, 2010	(2,374)
Additional OTTI taken for credit losses during the nine months ended September 30, 2010	1,664
Cumulative OTTI charges at September 30, 2010	$1,642

As of September 30, 2010, Union National’s investment portfolio includes one security with recorded impairments. The fair value of this impaired investment was $70,000 as compared to an original amortized cost of $3,018,000. Since the original purchase of this security, Union National has received $1,388,000, which has been applied toward principal and has reduced the current amortized cost. The following table provides additional information related to this investment security (in thousands):
		At September 30, 2010
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Cost	Value	Taken

Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	C	$70	$70	$1,642

At December 31, 2009, Union National’s investment portfolio included four investment securities with recorded impairments.  The fair value of these impaired investments was $3,269,000 as compared to an original amortized cost of $7,950,000.  The following table provides additional information related to these four investment securities (in thousands):
		At December 31, 2009
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Cost	Value	Taken

Private Issuer Mortgage-Backed Securities:
Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	CC	$1,214	$1,333	$711
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	1,254	1,305	480
Total Mortgage-Backed Securities	$5,950			$2,468	$2,638	$1,191

Corporate Securities:
InCaps Funding II Senior Note	$1,000	A-	BB	$279	$322	$631
InCaps Funding II Junior Note	1,000	BBB	B	256	309	530
Total Corporate Securities	$2,000			$535	$631	$1,161

Total Securities with OTTI	$7,950			$3,003	$3,269	$2,352

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government ($170,000 of the $1,504,000 other-than-temporary impairment charges for the year ended December 31, 2009, were recorded in the third quarter of 2009).  Management determined that at that time, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment were fully applied to principal further reducing the amortized cost of these investments.  Also, during 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written-off and declared as a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.  The three remaining impaired securities experienced further downgrades and/or a reduction in cash flows during the second quarter of 2010.  As a result, management made the determination to sell the securities.  The Bank recorded $1,664,000 of other-than-temporary impairment charges for the nine months ended September 30, 2010, including (i) $1,555,000 related to the two private issuer mortgage-backed securities not guaranteed by the U.S. government, and (ii) $109,000 related to one corporate security supported primarily by obligations from other financial industry entities.

During the third quarter of 2010, the last corporate security (InCaps Funding II Junior Note) was sold for $120,000, and one of the private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold for $396,000, which were the recorded values at the time of the sale. At the time of the sales, the impaired securities had $639,000 and $1,104,000, respectively, of previously recorded impairments.

As discussed more thoroughly in Note 12 – Fair Value Measurements of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities for quarters ended prior to June 30, 2010, was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  For quarters ended prior to June 30, 2010, management’s judgment was that the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

As of September 30, 2010, Union National’s investment portfolio includes one security with previously recorded impairments, and was valued based upon current distressed market trading values.  All principal and interest payments received on this impaired investment security are fully applied to principal.

As of September 30, 2010, management determined that further impairments were not warranted on the one remaining impaired investment security because the carrying value was below distressed trading levels.

Note 6 – De-Leveraging and Restructuring Activities

In 2010, the Bank continued with de-leveraging activities by prepaying $22,500,000 of FHLB advances, including $20,000,000 prepaid during the third quarter of 2010.  The FHLB debt prepaid in 2010 had a fixed weighted average interest cost of 5.31%, and Union National incurred $480,000 of debt prepayment penalties, which were included in other non-interest expense. The penalties are expected to be more than offset by future cumulative savings on interest expense that would have been incurred if such debt was not paid until its scheduled maturity.  The balance of long-term debt was reduced to $10,834,000 at September 30, 2010 from $33,334,000 at December 31, 2009.

During the nine months ended September 30, 2009, and in total for 2009, the Bank prepaid $17,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.36%, incurring $536,000 of debt prepayment penalties.  During 2009, the Bank also repaid a $5,241,000 brokered CD with an interest cost of 3.90% that matured on October 15, 2009.

Note 7 – Junior Subordinated Debentures

Union National had three issuances of junior subordinated debentures, totaling $17,341,000, outstanding as of September 30, 2010 and December 31, 2009.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month London Interbank Offered Rate (“LIBOR”) plus 1.65%.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.33% and 3.13% at September 30, 2010 and December 31, 2009, respectively.

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.34% and 2.27% at September 30, 2010 and December 31, 2009, respectively.

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

Interest expense on junior subordinated debentures was $196,000 and $201,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, interest expense on junior subordinated debentures was $577,000 and $645,000, respectively.

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

Note 8 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan

Preferred Stock Private Placement Offering
On September 15, 2009, Union National filed with the Pennsylvania Department of State two Statements with Respect to Shares which, effective upon filing, designated two series of preferred stock as “5% Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A” (“Series A Preferred Stock”), and “6% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B” (“Series B Preferred Stock”), and set forth the voting and other powers, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions of the Series A Preferred Stock and Series B Preferred Stock. On March 1, 2010, Union National terminated the offering of both series of its Convertible Perpetual Preferred Stock.  At September 30, 2010, there were no Series B Preferred stock shares outstanding as there were no Series B Preferred stock shares sold or issued during the offering.

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

Sales of Preferred Stock:
Union National sold 1,275 shares of its Non-Cumulative Non-Voting Convertible Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, for total gross proceeds of $1,275,000, which were offset by issuance costs of $57,000.

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

During the third quarter of 2010, 1,250 Series A Preferred Stock Shares converted to common stock at a conversion price of $4.00 per common share in accordance with the terms of the preferred stock offering.  This conversion resulted in an increase of 312,500 common stock shares outstanding at September 30, 2010.

Dividend Reinvestment Plan
Union National maintains a Dividend Reinvestment Plan (“DRIP”) for record holders of Union National’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP.  There were no common dividends paid by Union National during 2010; however, eligible stockholders made voluntary cash payments totaling $6,000, which were used to purchase 1,479 common shares.  Union National reserved 200,000 common stock shares to be issued under the DRIP, of which, 24,471 shares have been issued as of September 30, 2010.  As part of the proposed merger with Donegal Financial Services Corporation, and as discussed in Note 14 – Proposed Merger, the ability of stockholders to make direct cash purchases was suspended effective June 30, 2010.

Note 9 – Enforcement Actions with Bank Regulatory Agencies

Formal Written Agreement with the Office of the Comptroller of the Currency (“OCC”)
On August 27, 2009, the Bank entered into a formal written agreement (the “Agreement”) with the OCC.  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the provisions of the Agreement, (2) have the Board of Directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.

The Agreement superseded the previous Memorandum of Understanding (“MOU”) entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three year strategic plan and three year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk-based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC established individual minimum capital requirements for the Bank, requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At September 30, 2010, the Bank’s measure of Tier I Capital to Average Total Assets was 8.44%, Tier I Capital to Risk-Based Assets was 10.51%, and Total Capital to Risk-Based Assets was 13.33%, with all three ratios exceeding the respective OCC individual minimum capital requirements.  The Bank capital ratios reflect the infusion to the Bank subsidiary of $700,000 of the $1,275,000 proceeds raised in Union National’s preferred stock private placement as discussed in Note 8 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan.

Management and the Board of Directors are committed to taking the necessary actions to fully maintain the OCC-established minimum capital ratios and address the provisions of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to additional enforcement actions or sanctions as the OCC considers necessary.

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

The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB denied the request.  Accordingly, Union National has acted to suspend the preferred stock dividend and to defer distributions on its trust-preferred securities indefinitely.  Third quarter 2010 distributions on one class of trust preferred securities, issued by UNCT I, were scheduled for July 23, 2010 and distributions on the other class, issued by UNCT II, were scheduled for August 23, 2010.  Dividend payments on the preferred stock were scheduled for July 31, 2010.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

Note 10 – Commitments, Guarantees and Contingencies

Credit Commitments
In the ordinary course of business, Union National makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit.  As of September 30, 2010, the Bank had $106,822,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $110,791,000 at December 31, 2009.  The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments, written and issued by Union National to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  There were $4,911,000 and $6,199,000 of standby letters of credit outstanding as of September 30, 2010 and December 31, 2009, respectively.

Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding standby letters of credit.  The current amount of the liability at September 30, 2010 and December 31, 2009, for Bank guarantees under standby letters of credit issued is not considered to be material.

Health Care Consortium
Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  Through September 30, 2010, the Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums exceeded the actual processed expenses by $342,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $65,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of September 30, 2010 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

Proposed Merger
Union National entered into an Agreement and Plan of Merger (the “Merger Agreement”) on April 19, 2010, as amended and restated as of May 20, 2010, with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC. DFSC is wholly owned by Donegal Mutual Insurance Company and Donegal Group Inc. (For additional information on the proposed merger, refer to Note 14 – Proposed Merger).

On June 16, 2010, Union National and DFSC, an affiliate of Donegal Group Inc. and Donegal Mutual Insurance Company, became aware of a filing of a complaint on June 14, 2010 in the Court of Common Pleas of Lancaster County, Pennsylvania against Union National, each of the Directors of Union National, DFSC and certain affiliated entities of DFSC (collectively, the "Donegal Parties"). The complaint purported to be a class action filed on behalf of the holders of Union National common stock arising from certain alleged actions by Union National and its Board of Directors in connection with the proposed merger of Union National with and into DFSC. On October 1, 2010, Union National learned that the claim was withdrawn and the case was dismissed.

Management is not aware of any other litigation that would have a material adverse effect on the consolidated financial position or results of operations of Union National.

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

Union National has two plans with stock options outstanding as of September 30, 2010: (i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of September 30, 2010.  Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors. It is Union National’s policy to issue new shares from its authorized shares upon the exercise of stock options.

No share-based awards were granted or vested during the three and nine months ended September 30, 2010 and 2009; accordingly, no compensation expense was recorded for these periods.  There were 77,517 and 78,674 stock options outstanding at September 30, 2010 and December 31, 2009, respectively, with exercise prices ranging from $11.52 to $22.14 for both of these periods.

Stock option activity for the nine months ended September 30, 2010, is summarized below:

	Shares	Weighted-Average Exercise Price
Beginning of Period	78,674	$18.83
Granted	–	–
Exercised	–	–
Forfeited	(1,157)	15.42
Expired	–	–
End of Period	77,517	$18.88

All stock options outstanding at September 30, 2010, had no intrinsic value (the amount by which the market price exceeds the exercise price) and were fully vested and exercisable, and consisted of the following:

Number of options	77,517
Weighted-average contractual remaining term	3.7 Years
Weighted-average exercise price	$18.88
Aggregate intrinsic value	$–

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

Level 3 inputs are for certain corporate investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent transactions or rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  As of September 30, 2010, Union National’s investment portfolio includes one security with previously recorded impairments, and was valued based upon current distressed market trading values.  All principal and interest payments received on this impaired investment security are fully applied to principal and, as a result, as of September 30, 2010, the investment security’s carrying value was below distressed trading levels.

For quarters ended prior to June 30, 2010, the fair value of impaired securities valued using Level 3 inputs was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns.

The following tables summarize available-for-sale investment securities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value (in thousands).  There were no transfers of securities between fair value hierarchy classifications Level 1 and Level 2 for the nine months ended September 30, 2010.

	At September 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Obligations of State and Political Subdivisions	$–	$25,613	$–	$25,613
U.S. Agency Bonds and Structured Notes	–	19,500	–	19,500
U.S. Agency Mortgage-Backed Securities	–	1,913	–	1,913
Private Issuer Mortgage-Backed Securities	–	–	70	70
Equity Securities	9	55	–	64
Total Investment Securities	$9	$47,081	$70	$47,160

	At December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
U.S. Agency Mortgage-Backed Securities	$–	$53,394	$–	$53,394
Obligations of State and Political Subdivisions	–	3,815	–	3,815
Private Issuer Mortgage-Backed Securities	–	–	2,638	2,638
Corporate Securities	–	–	631	631
Equity Securities	13	55	–	68
Total Investment Securities	$13	$57,264	$3,269	$60,546

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using Level 3 inputs (in thousands):

Available-For-Sale Securities
Beginning Balance at January 1, 2010	$3,269
Payments received (applied to principal), net of accretion	(476)
Net proceeds received on sales of impaired securities	(793)
Total realized and unrealized losses
Included in net loss	(1,664)
Included in other comprehensive loss	(266)
Ending Balance at September 30, 2010	$70

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral (usually real estate and/or equipment) if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria.

The balance of loans and leases that were considered to be impaired under GAAP was $5,532,000 and $8,715,000, which consisted of eight and ten loan and lease relationships to unrelated borrowers, at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, two loan relationships represented $3,640,000 or 66% of the total impaired loans and leases of $5,532,000.  The overall decrease in impaired loans and leases during the first nine months of 2010 resulted from certain impaired loans that were either charged-off or had the real estate collateral transferred to the Bank’s possession as other real estate owned.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

Impaired Loans With a Related Allowance.  Union National had $5,150,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at September 30, 2010 and December 31, 2009, respectively. These consisted of six and five loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,162,000 and $1,458,000 at September 30, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Repossessed Assets.  Repossessed assets are reported at fair value on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of similar assets.

Other Real Estate Owned.  Assets included in other real estate owned are reported at fair value on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of properties similar in nature and / or proximity, and considering estimated liquidation costs.

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30, 2010
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$3,988	$3,988
Other Real Estate Owned	–	–	8,418	8,418
Repossessed Assets	–	–	136	136
Total	$–	$–	$12,542	$12,542

	December 31, 2009
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$4,458	$4,458
Other Real Estate Owned	–	–	5,383	5,383
Repossessed Assets	–	–	436	436
Total	$–	$–	$10,277	$10,277

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009, are set forth in the table below (in thousands).  The information in the table should not be interpreted as an estimate of the fair value of Union National in its entirety since a fair value calculation is only provided for a limited portion of Union National’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Union National’s disclosures and those of other companies may not be meaningful.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents	$49,696	$49,696	$43,340	$43,340
Interest-Bearing Time Deposits in Other Banks	2,792	2,835	9,229	9,252
Investment Securities Available for Sale	47,160	47,160	60,546	60,546
Loans and Leases, Net	322,898	315,334	333,416	317,459
Restricted Investment in Bank Stocks	3,727	3,727	3,727	3,727
Accrued Interest Receivable	1,494	1,494	1,569	1,569
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	48	247	48	267
Liabilities:
Demand and Savings Deposits	207,985	207,985	212,457	212,457
Time Deposits	189,560	191,420	192,308	194,218
Long-Term Debt	10,834	11,417	33,334	34,798
Junior Subordinated Debentures	17,341	17,251	17,341	17,017
Accrued Interest Payable	891	891	938	938

Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	–	–	–	–

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at September 30, 2010 and December 31, 2009:

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

Note 13 – Comprehensive Income (Loss)

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).   The components of comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Before Tax Amount	Tax Impact	Net-of-Tax Amount	Before Tax Amount	Tax Impact	Net-of-Tax Amount
Net Income (Loss)	$(18)	$(95)	$77	$(1,711)	$(787)	$(924)
Other Comprehensive Income:
Unrealized Gains (Losses) on Available-for-Sale Securities Arising During the Period	697	237	460	(173)	(59)	(114)
Reclassification Adjustment for Securities Gains included in Net Income (Loss)	(577)	(196)	(381)	(943)	(321)	(622)
Reclassification Adjustment for Impairment Charges on Investment Securities	104	36	68	1,664	566	1,098
Other Comprehensive Income	224	77	147	548	186	362
Total Comprehensive Income (Loss)	$206	$(18)	$224	$(1,163)	$(601)	$(562)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Before Tax Amount	Tax Impact	Net-of-Tax Amount	Before Tax Amount	Tax Impact	Net-of-Tax Amount
Net Income (Loss)	$99	$(48)	$147	$(739)	$(482)	$(257)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Arising During the Period	415	141	274	452	154	298
Reclassification Adjustment for Cumulative Effect of ASC Topic 320. “Investments – Debt and Equity Securities”	–	–	–	306	104	202
Reclassification Adjustment for Securities Gains included in Net Income (Loss)	(397)	(135)	(262)	(1,791)	(609)	(1,182)
Reclassification Adjustment for Impairment Charges on Investment Securities	170	58	112	1,471	500	971
Other Comprehensive Income	188	64	124	438	149	289
Total Comprehensive Income (Loss)	$287	$16	$271	$(301)	$(333)	$32

Note 14 – Proposed Merger

On April 19, 2010, Union National entered into an Agreement and Plan of Merger as amended and restated as of May 20, 2010 and as of September 1, 2010 (the “Merger Agreement”), with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”).

As part of the transaction, UNCB will merge with and into Province (the “Bank Merger”).  The merged bank will operate as a federally-chartered savings association under a new bank name to be mutually determined by UNCB and Province and will continue to operate the UNCB offices.

On September 1, 2010, DFSC and Union National executed an amendment to the agreement and plan of merger as amended and restated as of May 20, 2010. The amendment provides that, upon the merger, each share of Union National will become the right to receive 0.2134 share of Class A common stock of DGI and that amount of cash as equals $8.25 less the value of 0.2134 share of DGI Class A common stock, based on the average closing price of DGI Class A common stock for the five trading days immediately preceding the date of the merger, but in no event less than $5.05 in cash per Union National share nor more than $5.90 in cash per Union National share. Union National and DFSC did not amend the merger agreement in any other respect.

Following the consummation of the transactions, the executive officers of the merged entities will include: Donald H. Nikolaus, currently the President of DFSC and the Chairman of Province, will continue as President of DFSC and Chairman of the merged bank; Mark D. Gainer, currently Chairman, President and Chief Executive Officer of Union National and UNCB, will become a Senior Vice President of DFSC and President and Chief Executive Officer of the merged bank; Gregory J. Diehl, currently President of Province, will become Executive Vice President and Chief Operating Officer of the merged bank; and Michael D. Peduzzi, currently Treasurer and Chief Financial Officer of Union National and Executive Vice President and Chief Financial Officer of UNCB, will become a Vice President of DFSC and Executive Vice President and Chief Financial Officer of the merged bank.  The Directors of DFSC immediately after the merger will be the Directors of DFSC immediately prior to the merger plus Mark D. Gainer and two other current members of Union National’s Board of Directors.  In addition, the Directors of the merged bank immediately after the Bank Merger will consist of six current Directors of Province and five current Directors of UNCB.

On September 16, 2010, Union National’s shareholders, at a special meeting of shareholders, voted to approve the pending merger with DFSC.  Holders of more than 85% of outstanding shares voted to approve the merger.

The transaction is also subject to other customary closing conditions, including the receipt of regulatory approvals.  If the merger is not consummated under certain circumstances, Union National has agreed to pay DFSC a termination fee of $800,000.  Currently, the merger is expected to be completed by year-end.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the definitive agreement, which was filed as Exhibit 2.1 to Forms 8-K that were filed by Union National on April 23, 2010, May 21, 2010 and September 2, 2010.

Through September 30, 2010, Union National has incurred merger and acquisition related expenses of $773,000, which include primarily legal and investment banking costs associated with the proposed merger.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2009, Union National’s Forms 10-Q and 8-K, and other reports, that were filed during 2010 with the SEC.

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

Determination of the Allowance for Credit Losses. The level of the allowance for credit losses and the provision for credit losses involve significant estimates by management.  In evaluating the adequacy of the allowance for credit losses, management considers the specific collectability of impaired and nonperforming loans, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. While we use available information to make such evaluations, future adjustments to the allowance for credit losses and the provision for credit losses may be necessary if economic conditions, loan credit quality, or collateral issues differ substantially from the factors and assumptions used in making the evaluation.

Fair Value of Investment Securities. Investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity.  In order to determine whether unrealized losses in the fair value of investment securities reflect other-than-temporary impairment (“OTTI”), management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including, but not limited to, the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities may be less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities.  In assessing potential OTTI for debt securities with fair values less than cost, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis. In assessing potential OTTI for equity securities with fair values less than cost, additional factors include management’s intention and ability to hold the securities until recovery of any unrealized losses.    After considering such factors, it is a matter of judgment on the part of management to make the determination of whether or not the decline in market value is other-than-temporary.

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

FINANCIAL CONDITION
Total assets decreased by $21,572,000 or 4% to $468,072,000 at September 30, 2010 from $489,644,000 at December 31, 2009.  The decrease was primarily related to de-leveraging activities, with Union National selling investments and using excess liquidity to prepay $22,500,000 of FHLB debt during 2010.

Investment Securities. Investment securities were $47,160,000 at September 30, 2010, as compared to $60,546,000 at December 31, 2009.  All of Union National’s investment securities were classified as available for sale at September 30, 2010 and December 31, 2009.  Investment securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as a reliable source of liquidity and a tool to manage interest rate risk.  In order to support these functions, the entire investment securities portfolio has been designated as being available for sale.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

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

Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The investment securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning.  In the first nine months of 2010, proceeds of $109,182,000 were received on sales, and $943,000 was recognized in net gains, while investment securities of $113,460,000  were purchased.

Investment securities of $39,468,000 and $57,209,000 were pledged to secure certain public, trust, and government deposits and for other purposes at September 30, 2010 and December 31, 2009, respectively.

In addition to the credit risk present in the loan portfolio, we also have credit risk associated with our investment security holdings.  Based on recent national economic trends and other factors, we are closely monitoring credit ratings on our private issuer mortgage-backed security as published by national statistical rating organizations.

Investment securities consisted of the following at September 30, 2010 and December 31, 2009, (in thousands):

	September 30, 2010	December 31, 2009
Market Value of Debt Securities	$47,096	$60,478
Market Value of Equity Securities	64	68
Total Market Value of Investment Securities	$47,160	$60,546

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, structured notes and corporate securities.  At September 30, 2010, there were sixteen debt securities with unrealized losses of $56,000 that amounted to 0.4% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to changes in interest rates and the yield curve subsequent to the acquisition of specific securities.  These temporary declines have been provided for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at September 30, 2010 and December 31, 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for the fair value of each equity security to increase to Union National’s cost.  Management does not consider the equity securities to be other-than-temporarily impaired at September 30, 2010.

As of September 30, 2010, (i) $9,000 of the fair value of the total investment securities portfolio was measured using Level 1 inputs as defined by fair value measurement and disclosure guidance, (ii) $47,081,000 or 99.8% of the fair value of total investment securities was measured using Level 2 inputs, and (iii) $70,000 or 0.2% of the fair value of total investment securities was measured using Level 3 inputs (for additional information, refer to Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments to the consolidated financial statements).

The fair value of Level 3 investment securities decreased to $70,000 at September 30, 2010, as compared to $3,269,000 at December 31, 2009. Of the decrease in value, $1,664,000 was related to additional other-than-temporary impairment of investment securities, $476,000 was related to principal and interest payments received and fully applied to principal, $793,000 was related to net proceeds received on the sales of impaired investment securities, and $266,000 was related to net unrealized losses (with a corresponding after-tax impact to stockholders’ equity of $176,000 recorded as other comprehensive loss).

In order to determine whether unrealized losses in the fair value of investment securities are OTTI, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities. In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, additional factors considered include management’s intention and ability to hold the securities until recovery of any unrealized losses.

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

As discussed more thoroughly in Note 12 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities for quarters ended prior to June 30, 2010, was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  For quarters ended prior to June 30, 2010, management’s judgment was that the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009 including (i) $859,000 related to three corporate securities supported primarily by obligations from other financial industry entities, and (ii) $645,000 related to two private issuer mortgage-backed securities not guaranteed by the U.S. government ($170,000 of the $1,504,000 other-than-temporary impairment charges for the year ended December 31, 2009, were recorded in the third quarter of 2009).  Management determined that at that time, due to severe illiquidity and distress in the financial markets, the unrealized declines in the value of these investments were other-than-temporary and credit related, requiring the write-down and related impairment charge to earnings.  For the securities with impairment charges recorded, interest income payments received subsequent to impairment were fully applied to principal further reducing the amortized cost of these investments.  Also, during 2009, one of the previously impaired corporate securities (USCap Funding V) was fully impaired, completely written-off and declared as a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.  The three remaining impaired securities experienced further downgrades and/or a reduction in cash flows during the second quarter of 2010.  As a result, management made the determination to sell the securities.  The Bank recorded $1,664,000 of other-than-temporary impairment charges for the nine months ended September 30, 2010, including (i) $1,555,000 related to the two private issuer mortgage-backed securities not guaranteed by the U.S. government, and (ii) $109,000 related to one corporate security supported primarily by obligations from other financial industry entities.

During the third quarter of 2010, the last corporate security (InCaps Funding II Junior Note) was sold for $129,000, and one of the private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold for $396,000, which were the recorded values at the time of the sale. At the time of the sales, the impaired securities had $639,000 and $1,104,000, respectively, of previously recorded impairments.

As of September 30, 2010, Union National’s investment portfolio includes one security with previously recorded impairments, and was valued based upon current distressed market trading values.  All principal and interest payments received on this impaired investment security are fully applied to principal.

As of September 30, 2010, management determined that further impairments were not warranted on the one remaining impaired investment security because the carrying value was below distressed trading levels.

Loans and Leases, Credit Quality and Credit Risk. Loans and leases at September 30, 2010 were $329,239,000 as compared to $339,274,000 at December 31, 2009.  Outstanding loans decreased by $10,035,000 from December 31, 2009 to September 30, 2010, primarily due to reduced loan demand from creditworthy borrowers and the impact of certain loans at December 31, 2009, that subsequently involved collateral ownership transfer to the Bank with such assets being recorded as other real estate owned (“OREO”) at September 30, 2010, in the Consolidated Statements of Financial Condition (for additional information, refer to the discussion on “Non-Performing Assets” on page 36).  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the current economy and weak housing and real estate market.  The economy and the housing and real estate market, and increased unemployment, continue to affect some of Union National’s borrowers, and may result in additional nonperforming loans and credit losses.

At September 30, 2010, the Bank had $67,457,000 of loans specifically pledged to the FHLB for providing collateral on FHLB long-term debt, as compared to $72,287,000 of pledged loans at December 31, 2009.

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

Union National closely monitors the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the uncertain and weakened economy.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in the evaluation of the level of the allowance as compared to the balance of outstanding loans and leases.

The allowance for credit losses was $6,341,000 at September 30, 2010, as compared to $5,858,000 at December 31, 2009.  A provision for credit losses of $1,546,000 was made for the nine months ended September 30, 2010, as compared to $1,446,000 for the same period in 2009.  The provision for credit losses for the nine months ended September 30, 2010 (for additional information, refer to the related discussion on “Provision for Credit Losses” on pages 41 and 45) reflects both the level of charge-offs for the first nine months of 2010, and the increased credit risk in the loan portfolio, including those resulting from the current economy and weak real estate market.  With the credit loss provision for the first nine months of 2010 exceeding net loan charge-offs by $483,000, and the decrease in the loan and lease portfolio, the allowance for credit losses increased to 1.93% of loans at September 30, 2010 as compared to 1.73% of loans at December 31, 2009.  Management believes, based on information then currently available, that the allowance for credit losses as of September 30, 2010, was adequate to meet probable credit losses at that date.

The following table summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for Credit Losses, Beginning of Period	$5,989	$4,364	$5,858	$4,358

Charge-Offs	(70)	(132)	(1,065)	(1,065)
Recoveries	–	44	2	59
Net Charge-Offs	(70)	(88)	(1,063)	(1,006)
Addition to Provision for Credit Losses	422	522	1,546	1,446
Allowance for Credit Losses, End of Period	$6,341	$4,798	$6,341	$4,798

Loans and Leases – Average	$331,515	$351,446	$334,329	$352,401

Gross Loans and Leases – Actual			$329,239	$342,506

Ratio of Gross Loans and Leases Charged Off to Average Loans and Leases (Annualized)	0.08%	0.15%	0.42%	0.40%

Ratio of The Allowance for Credit Losses to Gross Loans and Leases			1.93%	1.40%

Impaired Loans. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan and lease portfolio to affect future results of operations, liquidity or capital resources.  However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources.  Management closely monitors economic and business conditions and their impact on borrowers’ financial strength.  For certain loans and leases, management has determined that it is probable that all principal and interest payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by GAAP.

The balance of loans and leases that were considered to be impaired under GAAP was $5,532,000 and $8,715,000, which consisted of eight and ten loan and lease relationships to unrelated borrowers, at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, two loan relationships represented $3,640,000 or 66% of the total impaired loans and leases of $5,532,000.  The overall decrease in impaired loans and leases during the first nine months of 2010 resulted from certain impaired loans that were either charged-off or had the real estate collateral transferred to the Bank’s possession as other real estate owned.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

Impaired Loans With a Related Allowance.  Union National had $5,150,000 and $5,916,000 of impaired loans and leases with a related allowance for credit losses at September 30, 2010 and December 31, 2009, respectively. These consisted of six and five loan and lease relationships to unrelated borrowers, with a related allowance for credit losses of $1,162,000 and $1,458,000 at September 30, 2010 and December 31, 2009, respectively.  This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  These loans and leases appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance.  Union National had $382,000 and $2,799,000 of impaired loans and leases without a related allowance at September 30, 2010 and December 31, 2009, respectively.  These consisted of two and five separate loan and lease relationships at September 30, 2010 and December 31, 2009, respectively.  The decrease in impaired loans without a related allowance from December 31, 2009 to September 30, 2010, was related to one relationship for which management established a related allowance during 2010, which resulted from continuing stress with certain commercial real estate property values.  This group of impaired loans and leases is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan or lease.  However, these loans and leases appear to have sufficient collateral and Union National’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Substandard Loans and Leases.  Under the Bank’s current internal risk rating system, loans and leases with a rating of “substandard” that were performing, and not determined to be impaired, amounted to $34,025,000 and $32,410,000 at September 30, 2010 and December 31, 2009, respectively.  Despite these credits not being impaired, management believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current economy and weak housing and real estate markets.  Management considered such increased risks in determining the provision for credit losses (refer to the related discussion on “Provision for Credit Losses” on pages 41 and 45). Management closely monitors the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy and the current weak housing and real estate market.  Management considers both impaired and these substandard loans to be potential problem loans, and believes that the current persisting and weakened economic conditions may result in additional loans being classified as substandard or nonperforming in future periods.

Non-Performing Assets.  Nonperforming assets consist of nonperforming loans and leases, other real estate owned (“OREO”), and repossessed assets.  The following table provides a summary of nonperforming assets at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Nonaccruing Loans	$5,938	$8,034
Accruing Loans – 90 days or more past due	366	506
Total Nonperforming Loans and Leases	6,304	8,540
Other Real Estate Owned	8,418	5,383
Repossessed Assets	136	436
Total Nonperforming Assets	$14,858	$14,359

Gross Loans and Leases	$329,239	$339,274

Allowance for Credit Losses	$6,341	$5,858

Nonperforming Loans and Leases as a % of Gross Loans and Leases	1.9%	2.5%

Nonperforming Assets as a % of Total Assets	3.2%	2.9%

Allowance for Credit Losses as a % of Nonperforming Loans and Leases	101%	69%

Nonperforming loans and leases consist of loans and leases that are nonaccruing, and those that are 90 days or more past due. Nonaccruing loans and leases are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on nonaccruing loans and leases is recorded as income only after the past due principal is brought current and deemed collectible in full. Total nonperforming loans and leases decreased to $6,304,000, or 1.9%, of gross loans and leases at September 30, 2010, as compared to $8,540,000, or 2.5% of gross loans and leases, at December 31, 2009.  The decrease in nonperforming loans and leases primarily resulted from both increased net charge-offs and certain loans being foreclosed on in 2010 and reported as OREO in the Consolidated Statements of Financial Condition at September 30, 2010.  The percentage of nonperforming loans to gross loans for the five year-end periods ended December 31, 2009, was an average of 1.2%.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings.  OREO is held for sale and is recorded at fair value less estimated costs to sell.  Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized.  No depreciation or amortization expense is recognized. OREO was $8,418,000 and $5,383,000 at September 30, 2010 and December 31, 2009, respectively.  The increase was primarily the result of Union National foreclosing on two commercial mortgages in 2010. At September 30, 2010, $7,375,000, or 88% of the total OREO balance, consisted of two large commercial properties in Lancaster, PA.  The remaining $1,043,000, or 12% of the total OREO balance, was comprised of five smaller commercial and residential properties.

Repossessed assets consist of (i) vehicles and other equipment acquired from lessees, who defaulted on their contractual lease obligation, and (ii) mobile homes where the Bank does not own the underlying real estate.  Repossessed assets were $136,000 and $436,000 at September 30, 2010 and December 31, 2009, respectively. The decrease in repossessed assets during the first nine months of 2010 resulted primarily from sales of repossessed assets, as well as the write-down of certain repossessed leased assets to fair market value, with such write-downs amounting to $144,000.

Stockholders’ Equity. Stockholders’ equity decreased by $591,000 to $30,745,000 at September 30, 2010, as compared to $31,336,000 at December 31, 2009.  The decrease in stockholders’ equity was primarily the result of decreases to retained earnings resulting from the year-to-date net loss and dividends paid to preferred stockholders, offset by other comprehensive income during the period and proceeds received through the Dividend Reinvestment Plan (“DRIP”).

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

As of September 30, 2010 and December 31, 2009, Union National and the Bank exceeded the current regulatory requirements to be considered a quantitatively “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

In addition to the above regulatory capital standards, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 9 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements). The specific capital requirements established for the Bank were 8% for Tier 1 capital to average total assets, 9.5% for Tier 1 capital to risk-based assets, and 12% for total capital to risk-based assets.  At September 30, 2010, the Bank’s measure of Tier I capital to average Total assets was 8.44%, Tier 1 capital to risk-based assets of 10.51% and total capital to risk-based assets of 13.33%. At September 30, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

Union National and the Bank’s regulatory capital levels as of September 30, 2010 and December 31, 2009, are as follows (dollars in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Union National Financial Corporation
September 30, 2010:
Tier 1 (leverage) capital	$40,765	8.50%	$19,183	4.00%	N/A	N/A
Tier 1 risk-based capital	40,765	10.58	15,411	4.00	N/A	N/A
Total risk-based capital	52,408	13.60	30,823	8.00	N/A	N/A

December 31, 2009:
Tier 1 (leverage) capital	$42,036	8.52%	$19,744	4.00%	N/A	N/A
Tier 1 risk-based capital	42,036	9.93	16,929	4.00	N/A	N/A
Total risk-based capital	53,825	12.72	33,858	8.00	N/A	N/A

Union National Community Bank
September 30, 2010:
Tier 1 (leverage) capital	$40,357	8.44%	$19,118	4.00%	$23,898	5.00%
Tier 1 risk-based capital	40,357	10.51	15,361	4.00	23,041	6.00
Total risk-based capital	51,178	13.33	30,721	8.00	38,401	10.00

December 31, 2009:
Tier 1 (leverage) capital	$40,910	8.31%	$19,686	4.00%	$24,608	5.00%
Tier 1 risk-based capital	40,910	9.69	16,881	4.00	25,322	6.00
Total risk-based capital	52,194	12.37	33,762	8.00	42,203	10.00

(1)
The OCC requires the Bank to meet higher individual minimum capital ratios effective September 30, 2009 (for additional information, refer to Note 9 – Enforcement Actions with Bank Regulatory Agencies).

Included in Tier 1 regulatory capital of Union National is $10,193,000 of trust capital securities issued through the UNCT I  and UNCT II subsidiaries of Union National.  The balance of these trust capital securities, $807,000, is included in Tier 2 regulatory capital of Union National.  Additionally, included in Tier 2 regulatory capital of the Bank and Union National is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital position as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Restrictions. Banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At September 30, 2010, this limitation amounted to approximately $5,118,000. These regulations also require any such investment, loan, extension of credit or advance to be secured by securities having a market value in excess of the amount thereof.

The Bank is subject to certain restrictions in connection with the payment of dividends.  National banking laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the Bank for that year (as defined)  combined with the Bank’s retained net operating results for the preceding two calendar years.  Under this formula, the Bank’s retained net operating results for the preceding two calendar years was ($189,000).  The Bank had a net loss of $554,000 for the nine months ended September 30, 2010, restricting the Bank from declaring or making any dividend payment to Union National at September 30, 2010.

On January 28, 2010, Union National entered into an informal Memorandum of Understanding with the Federal Reserve Bank (“FRB”) of Philadelphia.  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before Union National (i) declares or pays dividends to shareholders, (ii) distributes interest, principal or other sums on UNCT I and UNCT II junior subordinated debentures, and (iii) incurs, increases or guarantees any additional debt.  The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB denied the request.  Accordingly, Union National has acted to suspend the preferred stock dividend and to defer distributions on its trust-preferred securities indefinitely.  Distributions on one class of trust preferred securities, issued by UNCT I, were scheduled for July 23, 2010 and distributions on the other class, issued by UNCT II, were scheduled for August 23, 2010.  Dividend payments on the preferred stock were scheduled for July 31, 2010.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Overview. Union National reported net income available to common stockholders of $77,000 for the third quarter of 2010, as compared to net income available to common stockholders of $147,000 for the same period in 2009.  Basic and diluted earnings per common share were $0.03 for the third quarter of 2010, as compared to $0.05 for the same period in 2009.

The third quarter of 2010 operating results also reflect merger and acquisition related expenses of $337,000 (for additional information, refer to Note 14 – Proposed Merger to the unaudited consolidated financial statements).

The discussion that follows further explains the changes in the components of the operating results when comparing the three months ended September 30, 2010 to the same period in 2009.

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

Net interest income as adjusted for tax-exempt financial instruments was $3,628,000 for the three months ended September 30, 2010, as compared to $3,435,000 for the same period in 2009.  A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the three months ended September 30, 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for the third quarter of 2010 was 3.39%, as compared to 2.89% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 60 basis points to 1.91% for the three months ended September 30, 2010, as compared to 2.51% for the same period in 2009.  The yield on interest-earning assets decreased by 9 basis points to 5.06% for the three months ended September 30, 2010, as compared to 5.15% for the same period in 2009.

Interest and fees on loans and leases, on a taxable-equivalent basis, decreased by $577,000, or 10%, to $5,057,000 for the three months ended September 30, 2010, as compared to $5,634,000 for the same period in 2009. The decrease in interest and fees on loans and leases primarily resulted from the decrease in loans outstanding.  The average balance of loans and leases decreased by $19,931,000 for the three months ended September 30, 2010, as compared to the same period in 2009, due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $8.7 million of loan assets that were ultimately transferred to OREO since September 30, 2009.  The average yield decreased by 31 basis points to 6.05% for the three months ended September 30, 2010, as compared to 6.36% for the same period in 2009. The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $113,000, or 28%, to $292,000 for the three months ended September 30, 2010, as compared to $405,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $36,142,000 for the three months ended September 30, 2010, as compared to the same period in 2009.  The substantial portion of this decrease funded the prepayment of $20,000,000 of FHLB debt in the third quarter of 2010.  Proceeds from investment maturities and sales were re-invested at higher yields, as a result, the average yield on investment securities increased by 82 basis points to 2.95% for the three months ended September 30, 2010, as compared to 2.13% for the same period in 2009, which slightly offset the impact of a decrease in interest and dividends earned on investment securities resulting from the decrease in the average balance of investment securities.

Interest expense on deposits decreased by $630,000, or 31%, to $1,392,000 for the three months ended September 30, 2010, as compared to $2,022,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 53 basis points in the average rate paid on deposits.  The average rate paid on deposits was 1.64% for the third quarter of 2010, as compared to 2.17% for the same period in 2009.

Interest expense on long-term debt decreased by $270,000, or 58%, to $198,000 for the three months ended September 30, 2010, as compared to $468,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $22,500,000 and $17,000,000 of higher-cost long-term debt in the first nine months of 2010 and for the full year of 2009, respectively, which contributed to a $20,489,000 decrease in the average balance of long-term debt for the third quarter of 2010, as compared to the same period in 2009.

Provision for Credit Losses.  The provision for credit losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and leases.  The provision is based on management’s analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $422,000 for the three months ended September 30, 2010, as compared to $522,000 for the same period in 2009.  The provision for both periods reflects both the level of charge-offs for the respective period and the increased credit risk related to the loan portfolio at September 30, 2010, as compared to September 30, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 33 and “Substandard Loans and Leases” on page 36).  Management closely monitors the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future material adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases.

Non-Interest Income.  Non-interest income increased by $181,000, or 13%, to $1,608,000 for the three months ended September 30, 2010, as compared to $1,427,000 for the same period in 2009. Increases (decreases) in the components of non-interest income when comparing the three months ended September 30, 2010 to the same period in 2009, are as follows (in thousands):

	Three Months Ended September 30,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$459	$588	$(129)
Other Service Charges, Commissions, Fees	305	294	11
Alternative Investment Sales Commissions	189	125	64
Income from Fiduciary Activities	43	39	4
Earnings from Bank-Owned Life Insurance	99	108	(9)
Other Income	40	46	(6)
Net Gain on Sale of Investment Securities	577	397	180
Other-than-temporary Impairments (“OTTI”) of Securities	(104)	(170)	66
Portion of OTTI Recognized in Other Comprehensive Income	–	–	–
Net OTTI Losses on Securities	(104)	(170)	66
Total Non-Interest Income	$1,608	$1,427	$181

A significant portion of the $181,000 increase in non-interest income was related to investment securities activities. The third quarter of 2010 included $577,000 in net gains on the sale of investment securities, as compared to $397,000 for the same period in 2009.  Additionally, the third quarter of 2010 included $104,000 in other-than-temporary investment impairment charges, as compared to $170,000 for the same period in 2009. The impairment charges for both periods are reflective of investment rating downgrades on private-issuer mortgage-backed securities and corporate securities, resulting in values being reduced to reflect distressed market conditions and lower investment cash flows.

During the third quarter of 2010, new regulations took effect, which requires Union National to receive the customer’s permission before covering overdrafts for debit card transactions made with ATM or debit cards.  The implementation of this new legislation significantly reduced income related to service charges on deposit accounts.

Non-Interest Expense.  Non-interest expense was $4,731,000 for the three months ended September 30, 2010, as compared to $4,167,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the three months ended September 30, 2010, to the same period in 2009, are as follows (in thousands):
	Three Months Ended September 30,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$1,737	$1,680	$57
Net Occupancy	439	414	25
Data and ATM Processing	434	406	28
Professional Fees and Regulatory Assessments	273	316	(43)
Furniture and Equipment	203	227	(24)
FDIC Insurance	236	238	(2)
Pennsylvania Shares Tax	95	89	6
Advertising and Marketing	41	42	(1)
Supplies and Postage	69	66	3
Merger and Acquisition Expenses	337	–	337
Other Expense	867	689	178
Total Non-Interest Expense	$4,731	$4,167	$564

Non-interest expense for the third quarter of 2010 reflects merger and acquisition related expenses of $337,000. These expenses are comprised of primarily merger-related legal and investment banking fees. As previously disclosed, Union National entered into the Merger Agreement on April 19, 2010, as amended and restated as of May 20, 2010 and as amended on September 1, 2010, with DFSC pursuant to which Union National will merge with and into DFSC. If the transaction is approved by the regulators, and meets all closing conditions, Union National Community Bank also will merge with and into Province. On September 16, 2010, Union National’s shareholders, at a special meeting of shareholders, voted to approve the pending merger with DFSC.  Holders of more than 85% of the outstanding shares voted to approve the merger.

The increase in other expense was primarily the result of $384,000 of FHLB debt prepayment penalties incurred during the three months ended September 30, 2010, as compared to similar debt prepayment penalties of $143,000 for the same period in 2009.

Income Taxes.  An income tax benefit of $95,000 and $48,000 was recorded for the three months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010, the income tax benefit resulted from a pre-tax loss as well as from the benefits of tax-exempt income. For the three months ended September 30, 2009, the income tax benefit resulted primarily from the benefits of tax-exempt income. Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Overview. Union National reported a net loss available to common stockholders of ($959,000) or basic and diluted losses per common share of ($0.34) for the nine months ended September 30, 2010, as compared to a net loss available to common stockholders of ($257,000) or basic and diluted losses per common share of ($0.09) for the same period in 2009.

The discussion that follows further explains the changes in the components of the operating results when comparing the nine months ended September 30, 2010 to the same period in 2009.

Net Interest Income.  Net interest income as adjusted for tax-exempt financial instruments was $10,377,000 for the nine months ended September 30, 2010, as compared to $9,493,000 for the same period in 2009.  A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the first nine months of 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for the first nine months of 2010 was 3.14%, as compared to 2.71% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 69 basis points to 2.09% for the first nine months of 2010, as compared to 2.78% for the same period in 2009.  The yield on interest-earning assets decreased by 23 basis points to 4.99% for the first nine months of 2010, as compared to 5.22% for the same period in 2009.

Interest and fees on loans and leases, on a taxable-equivalent basis, decreased by $1,459,000 or 9%, to $15,143,000 for the nine months ended September 30, 2010, as compared to $16,602,000 for the same period in 2009. The decrease in interest and fees on loans and leases primarily resulted from the decrease in loans outstanding. The average balance of loans and leases decreased by $18,072,000 for the first nine months of 2010, as compared to the same period in 2009 due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $8.7 million of loans that were ultimately transferred to OREO since September 30, 2009.  The average yield on loans decreased by 24 basis points to 6.06% for the first nine months of 2010, as compared to 6.30% for the same period in 2009.  The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $359,000 or 24%, to $1,148,000 for the nine months ended September 30, 2010, as compared to $1,507,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $17,824,000 for the first nine months of 2010, as compared to the same period in 2009. The substantial portion of this decrease funded the prepayment of $20,000,000 of FHLB debt in the third quarter of 2010.  Proceeds from investment maturities and sales were re-invested at higher yields, as a result, the average yield on investment securities increased by 8 basis points to 2.98% for the nine months ended September 30, 2010, as compared to 2.90% for the same period in 2009, which slightly offset the impact of a decrease in interest and dividends earned on investment securities resulting from the decrease in the average balance of investment securities.

Interest expense on deposits decreased by $1,973,000, or 30%, to $4,567,000 for the nine months ended September 30, 2010, as compared to $6,540,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 64 basis points in average rate paid on deposits.  The average rate paid on deposits was 1.76% for the first nine months of 2010, as compared to 2.40% for the same period in 2009.

Interest expense on long-term debt decreased by $647,000 or 40%, to $982,000 for the nine months ended September 30, 2010, as compared to $1,629,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $22,500,000 and $17,000,000 of higher-cost long-term debt in 2010 and for the full year of 2009, respectively, which contributed to a $16,473,000 decrease in the average balance of long-term debt for the first nine months of 2010, as compared to the same period in 2009.

Provision for Credit Losses.  The provision for credit losses was $1,546,000 for the nine months ended September 30, 2010, as compared to $1,446,000 for the same period in 2009.  The provision for both periods reflects both the level of charge-offs and the increased credit risk related to the loan portfolio at September 30, 2010, as compared to September 30, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 33 and “Substandard Loans and Leases” on page 36).  Management continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks. Future material adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans and leases.

Non-Interest Income.  Non-interest income decreased by $1,401,000, or 34%, to $2,683,000 for the nine months ended September 30, 2010, as compared to $4,084,000 for the same period in 2009. Increases (decreases) in the components of non-interest income when comparing the nine months ended September 30, 2010 to the same period in 2009, are as follows (in thousands):

	Nine Months Ended September 30,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$1,415	$1,601	$(186)
Other Service Charges, Commissions, Fees	909	858	51
Alternative Investment Sales Commissions	523	428	95
Income from Fiduciary Activities	131	132	(1)
Earnings from Bank-Owned Life Insurance	303	323	(20)
Other Income	123	422	(299)
Net Gain on Sale of Investment Securities	943	1,791	(848)

Other-than-temporary Impairments (“OTTI”) of Securities	(1,664)	(1,471)	(193)
Portion of OTTI Recognized in Other Comprehensive Income	–	–	–
Net OTTI Losses on Securities	(1,664)	(1,471)	(193)
Total Non-Interest Income	$2,683	$4,084	$(1,401)

A significant portion of the $1,401,000 decrease in non-interest income was related to investment securities activities. Net gains on the sale of investment securities were $943,000 for the nine months ended September 30, 2010, as compared to $1,791,000 for the same period in 2009.  Additionally, other-than-temporary investment impairment charges were $1,664,000 for the nine months ended September 30, 2010, as compared to $1,471,000 for the same period in 2009. The impairment charges for both periods are reflective of investment rating downgrades on private-issuer mortgage-backed securities and corporate securities, and lower realized and expected investment cash flows, resulting in values being reduced.

Other income decreased by $299,000 for the nine months ended September 30, 2010, as compared to the same period in 2009, which was primarily the result of other income recorded during the second quarter 2009 from an insurance payment to Union National in recovery of a 2008 fidelity bond claim.  There was no such insurance recovery for the nine months ended September 30, 2010.

During the third quarter of 2010, new regulations took effect, which requires Union National to receive the customer’s permission before covering overdrafts for debit card transactions made with ATM or debit cards.  The implementation of this new legislation significantly reduced income related to service charges on deposit accounts.

Non-Interest Expense.  Non-interest expense was $13,037,000 for the nine months ended September 30, 2010, as compared to $12,661,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the nine months ended September 30, 2010, to the same period in 2009, are as follows (in thousands):

	Nine Months Ended September 30,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$5,198	$5,297	$(99)
Net Occupancy	1,343	1,313	30
Data and ATM Processing	1,301	1,236	65
Professional Fees and Regulatory Assessments	685	817	(132)
Furniture and Equipment	641	713	(72)
FDIC Insurance	703	898	(195)
Pennsylvania Shares Tax	286	267	19
Advertising and Marketing	131	159	(28)
Supplies and Postage	188	214	(26)
Merger and Acquisition Expenses	773	–	773
Other Expense	1,788	1,747	41
Total Non-Interest Expense	$13,037	$12,661	$376

Non-interest expense for 2010 reflects merger and acquisition related expenses of $773,000. These expenses are comprised of primarily merger-related legal and investment banking fees. As previously disclosed, Union National entered into the Merger Agreement on April 19, 2010, as amended and restated as of May 20, 2010 and as amended on September 1, 2010, with DFSC pursuant to which Union National will merge with and into DFSC. If the transaction is approved by the regulators, and meets all closing conditions, Union National Community Bank also will merge with and into Province. On September 16, 2010, Union National’s shareholders, at a special meeting of shareholders, voted to approve the pending merger with DFSC.  Holders of more than 85% of the outstanding shares voted to approve the merger.

As noted in the table below (in thousands), operating results also reflect lower Federal Deposit Insurance Corporation (“FDIC”) insurance assessments when comparing the nine months ended September 30, 2010, to the same period in 2009.  FDIC base insurance assessments amounted to $703,000 for the nine months ended September 30, 2010, representing a $42,000 or 6% increase over the same period in 2009.  The increase in FDIC base insurance assessments was the direct result of increased base assessment rates, as determined by the FDIC.  Additionally, the nine months ended September 30, 2009, included $237,000 related to an FDIC special assessment on deposit-insured institutions.  There was no such special assessment in the first nine months of 2010.

	Nine Months Ended September 30,		Increase
FDIC Insurance Expense	2010	2009	(Decrease)
Base Insurance Assessments	$703	$661	$42
Special Insurance Assessments	–	237	(237)
Total FDIC Insurance Expense	$703	$898	$(195)

The increase in other expense was primarily the result of expenses associated with OREO and repossessed assets for the nine months ended September 30, 2010, as compared to the same period in 2009.

Income Taxes.  An income tax benefit of $787,000 and $482,000 was recorded for the nine months ended September 30, 2010 and 2009, respectively.  For both of these periods, the benefit resulted from a pre-tax loss as well as the benefits of tax-exempt income.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent upon future earnings.   Management anticipates that future earnings will be adequate to fully utilize deferred tax assets.

LIQUIDITY
The Bank’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	A growing core retail deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings credit lines, and borrowing capacity available from the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh.

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

The Bank had liquid assets of $49,691,000 at September 30, 2010.

OFF-BALANCE SHEET COMMITMENTS
In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Total commitments to extend credit amounted to $106,822,000 at September 30, 2010 as compared to $110,791,000 at December 31, 2009.  Total standby letters of credit amounted to $4,911,000 at September 30, 2010 as compared to $6,199,000 at December 31, 2009.

In addition, in the normal course of business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. In January 2007, the contract with our core data processor was renegotiated, resulting in a new maturity date of November 2013.  Any early termination will require the payment of a substantial penalty.  For the three months ended September 30, 2010, there has been no material change in contracts for services since this contract was renegotiated.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2010, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls.  There were no changes during the quarter ended September 30, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Union National entered into an Agreement and Plan of Merger (the “Merger Agreement”) on April 19, 2010, as amended and restated as of May 20, 2010 and as amended on September 1, 2010 (the “Merger Agreement”), with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC. DFSC is wholly owned by Donegal Mutual Insurance Company and Donegal Group Inc. (For additional information on the proposed merger, refer to Note 14 – Proposed Merger).

On June 16, 2010, Union National and DFSC, an affiliate of Donegal Group Inc. and Donegal Mutual Insurance Company, became aware of a filing of a complaint on June 14, 2010 in the Court of Common Pleas of Lancaster County, Pennsylvania against Union National, each of the Directors of Union National, DFSC and certain affiliated entities of DFSC (collectively, the "Donegal Parties"). The complaint purported to be a class action filed on behalf of the holders of Union National common stock arising from certain alleged actions by Union National and its Board of Directors in connection with the previously announced proposed merger of Union National with and into DFSC. On October 1, 2010, Union National learned that the claim was withdrawn and the case was dismissed.

Management is not aware of any other litigation that would have a material adverse effect on the consolidated financial position or results of operations of Union National.

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
Union National Financial Corporation, 1999 Independent Directors Stock Option Plan.  (Incorporated by Reference to Exhibit 4.3 to Union National Financial Corporation’s Registration Statement No. 333-80739 on Form S-8, filed with the Commission on September 15, 1999.)

10.6
Office Lease between Lausch Lane Associates LP as Landlord andUnion  National Community Bank as Tenant for 570 Lausch Lane, Lancaster,  PA 17601. (Incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s Current Report of Form 8-K, filed with the Commission on May 17, 2005.)

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
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: Michael L. Maurer and Bradley A. Willow, filed August 13, 2008, as Item 10.18 to Form 10-Q for the fiscal quarter ended September 30, 2008 (No. 0-19214) and incorporated herein by reference.

10.15	*
Change of Control Agreement among Union National Financial Corporation, Union National Community Bank and each of the following officers: R. Michael Mohn, Steve D. Garber and Kevin Hersh, filed August 13, 2008, as Item 10.19 to Form 10-Q for the fiscal quarter ended September 30, 2008 (No. 0-19214) and incorporated herein by reference.

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

10.19
Agreement and Plan of Merger among Union National Financial Corporation, Donegal Financial Services Corporation (“DFSC”) and certain affiliated entities of DFSC (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on April 23, 2010).

10.20
Amended and Restated Agreement and Plan of Merger by and among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Mutual Insurance Company, Donegal Group Inc. and Union National Financial Corporation dated as of May 20, 2010 (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on May 21, 2010).

10.21
Amendment to the Agreement and Plan of Merger by and among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Mutual Insurance Company, Donegal Group Inc. and Union National Financial Corporation dated as of September 1, 2010 (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on September 2, 2010).

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

Union National Financial Corporation
(Registrant)

Date: November 10, 2010	By	/s/ Mark D. Gainer
Mark D. Gainer Chairman, CEO and President (Principal Executive Officer)

Date: November 10, 2010	By	/s/ Michael D. Peduzzi
Michael D. Peduzzi Executive Vice President and Chief Financial Officer (Principal Financial Officer)