Form 10-K
period 2010-12-31
UNION NATIONAL FINANCIAL CORP / PA
filed 2011-03-31
CIK 874482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $19,345,680 as of June 30, 2010.  As of March 30, 2011 the Registrant had approximately 3,058,895 shares of Common Stock outstanding.

UNION NATIONAL FINANCIAL CORPORATION
FORM 10-K
TABLE OF CONTENTS

		PAGE NO.
PART I

Item 1 -	Business	4
Item 1A -	Risk Factors	10
Item 1B -	Unresolved Staff Comments	10
Item 2 -	Properties	10
Item 3 -	Legal Proceedings	11
Item 4 -	Removed and Reserved	11

PART II

Item 5 -	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	12
Item 6 -	Selected Financial Data	13
Item 7 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 7A-	Quantitative and Qualitative Disclosure About Market Risk	36
Item 8 -	Financial Statements and Supplementary Data	37
Item 9 -	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	88
Item 9A -	Controls and Procedures	88
Item 9B -	Other Information	88

PART III

Item 10 -	Directors, Executive Officers, and Corporate Governance	88
Item 11 -	Executive Compensation	93
Item 12 -	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	98
Item 13 -	Certain Relationships and Related Transactions, and
	Director Independence	100
Item 14 -	Principal Accountant Fees and Services	101

PART IV

Item 15 -	Exhibits, Financial Statement Schedules	103

	Signatures	107

	Exhibit Index	108

Unless the context otherwise requires, the terms “Union National,” “we,” “us,” and “our” refer to Union National Financial Corporation and its consolidated subsidiaries.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends of Union National Financial Corporation (“Union National”) and Union National Community Bank (the “Bank”) could differ materially from those set forth in such statements due to various risks, uncertainties and other factors. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: strategic initiatives and business plans, including prospective business combinations, may not be satisfactorily completed or executed, if at all; increased demand or prices for the Bank’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of Union National’s business strategy due to changes in current or future market conditions; actions of the U.S. government, the Federal Reserve, the Office of the Comptroller of the Currency and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; enforcement actions with bank regulatory agencies restricting certain transactions of Union National and the Bank; effects of deterioration of economic conditions on customers, specifically the effect on loan customers to repay loans; inability of Union National to raise or achieve desired or required levels of regulatory capital; paying significantly higher Federal Deposit Insurance Corporation premiums in the future; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; deteriorating economic conditions and declines in housing prices and real estate values; and other risks and uncertainties, including those detailed in Union National’s previous Forms 8-K and Forms 10-Q filed during 2010 and 2011 with the Securities and Exchange Commission.   When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Stockholders should note that many factors, some of which are discussed above and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010, and those discussed in the Forms 10-Q and 8-K that were filed during 2010, and in the documents that are incorporated by reference, could affect the future financial results of Union National or the Bank and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  Union National undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the Annual Report on Form 10-K for the year ended December 31, 2010, and other documents that we periodically file with the Securities and Exchange Commission.

PART I.

ITEM 1.  BUSINESS.

Overview.  Union National Financial Corporation (“Union National”), a Pennsylvania business corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is supervised by the Board of Governors of the Federal Reserve System.  Union National was incorporated on June 26, 1986, under the Business Corporation Law of the Commonwealth of Pennsylvania.  Union National commenced operations on January 2, 1987, upon consummation of the acquisition of all of the outstanding shares of The Union National Mount Joy Bank, which effective February 6, 1998, changed its name to Union National Community Bank (the “Bank”).  Union National’s business consists primarily of managing and supervising the Bank, and its principal source of income is dividends paid by the Bank.  Union National has three wholly-owned subsidiaries: the Bank; Union National Capital Trust I (“UNCT I”) and, Union National Capital Trust II (“UNCT II”).  Union National’s two trust subsidiaries, UNCT I and UNCT II, were formed on December 19, 2003, and October 23, 2004, respectively, for the purpose of issuing trust capital securities.  The Bank also had a wholly owned subsidiary, Union National Insurance Agency, Inc (“UNIA”), which was formed on May 21, 2001 and ceased operations effective December 31, 2010.  UNIA had referred insurance-related products to Bank customers.

The Bank was organized in 1865 under a national bank charter.  The Bank is a national banking association, a member of the Federal Reserve System and is regulated by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law.  It is a full-service commercial bank, providing a wide range of services to individuals and small to medium-sized businesses in its south central Pennsylvania market area.  The Bank accepts time, demand, and savings deposits and makes real estate loans, and secured and unsecured commercial and consumer loans.  In 2010, Union National agreed to transfer a majority of its Bank trust accounts to Security National Trust Company (Security National), and transferred the remaining trust accounts to other trustees in accordance with grantor and/or beneficiary specifications.  Under a separate agreement with Security National, Union National will continue to share in the revenues generated from Security National’s management of these former Bank trust accounts, and will receive a share of revenues on future trust business referrals from Union National to Security National.

Through a third party provider affiliation, the Bank offers certain non-depository products to its customers including annuities and brokerage services.

The Bank has ten branch locations within Lancaster County, Pennsylvania.  Union National’s executive offices are located in its corporate office center at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  Its telephone number is (717) 492-2222.

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

Proposed Merger.  On April 19, 2010, Union National entered into an Agreement and Plan of Merger as amended and restated as of May 20, 2010, September 1, 2010, December 8, 2010, and as of March 24, 2011 (the “Merger Agreement”), with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”).

As part of the transaction, UNCB will merge with and into Province (the “Bank Merger”).  The merged bank will operate as a federally-chartered savings association under a new bank name to be mutually determined by UNCB and Province and will continue to operate the UNCB offices.

On September 1, 2010, DFSC and Union National executed an amendment to the Merger Agreement.  The amendment provides that, upon the merger, each share of Union National will become the right to receive 0.2134 share of Class A common stock of DGI and that amount of cash as equals $8.25 less the value of 0.2134 share of DGI Class A common stock, based on the average closing price of DGI Class A common stock for the five trading days immediately preceding the date of the merger, but in no event less than $5.05 in cash per Union National share nor more than $5.90 in cash per Union National share.

On September 16, 2010, Union National’s shareholders, at a special meeting of shareholders, voted to approve the pending merger with DFSC.  Holders of more than 85% of outstanding shares voted to approve the merger.

On December 8, 2010, DFSC and Union National executed an amendment to the agreement and plan of merger as amended and restated as of September 1, 2010.  The amendment extended the date upon which DFSC or Union National may terminate the Merger Agreement if the merger is not consummated by that date under certain circumstances.  The Amendment extended such date from December 31, 2010 to March 31, 2011.  The parties did not amend the Merger Agreement in any other respect.

On March 24, 2011, DFSC and Union National executed an amendment to the agreement and plan of merger as amended and restated as of December 8, 2010.  The amendment extends the date upon which DFSC or Union National may terminate the merger agreement if the merger is not consummated by that date under certain circumstances.  The amendment extends such date from March 31, 2011 to May 31, 2011.  The parties did not amend the merger agreement in any other respect.

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

The transaction is also subject to other customary closing conditions, including the receipt of regulatory approvals.  If the merger is not consummated under certain circumstances, Union National has agreed to pay DFSC a termination fee of $800,000.  Currently, the merger is expected to be completed by no later than May 31, 2011.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the definitive agreement, which was filed as Exhibit 2.1 to Forms 8-K that were filed by Union National on April 23, 2010, May 21, 2010, September 2, 2010, December 9, 2010, and March 24, 2011.

Supervision and Regulation - Union National.  Union National operates in a heavily regulated environment. Changes in laws and regulations affecting Union National and its Bank subsidiary may have an impact on operations.  See “Supervision and Regulation—Union National Community Bank” section following.

Without the prior approval of the Federal Reserve under the Bank Holding Company Act, Union National   is prohibited from (i) acquiring direct or indirect control of more than 5% of the voting stock of any bank;  or
(ii) acquiring substantially all of the assets of any bank; or (iii) merging with another bank holding company.

The Pennsylvania Department of Banking also must approve any similar consolidation.  Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

The Bank Holding Company Act restricts Union National from engaging in activities other than those that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.  To this end, the Bank Holding Company Act prohibits Union National from (i) engaging in most non-banking businesses; or (ii) acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business, unless the Federal Reserve has determined that the non-banking business is closely related to banking.

Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a non-banking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.  Other than making equity investments in low to moderate income housing limited partnerships, Union National does not at this time engage in any other non-banking activities, nor does Union National have any future plans to engage in any other non-banking activities.

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

There are various legal restrictions on the extent to which Union National and any non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to Union National or any one of such non-bank subsidiaries, to 10 percent of the Bank’s capital stock and surplus, and as to Union National and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus.  Further, Union National and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Public Company Requirements.  As a public company, Union National is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies.  The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.  Section 404 of the Sarbanes-Oxley Act required Union National to include in this Annual Report of Form 10-K a report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.  To support our report on the internal control over financial reporting, we used contracted, independent internal audit services to identify, document and test key controls over the financial reporting process.

Environmental Laws.  Neither Union National nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings or on its competitive position.  However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.  Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower.  To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower.  These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank.  Union National is not aware of any real estate owned or borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

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

The Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the OCC have issued certain risk-based capital guidelines, which supplement existing capital requirements.  The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least 4% must be in the form of common stockholders' equity.  Assets are assigned to five risk categories, with higher levels of capital required for the categories perceived as representing greater risk.  The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  On the basis of an analysis of the rules and the projected composition of Union National’s consolidated assets, management does not believe that the risk-based capital rules have a material effect on Union National’s business and capital plans.  The Bank has capital ratios exceeding the regulatory requirements and meets the Bank regulatory criteria to be considered “well capitalized”.  For additional information regarding Union National’s and the Bank’s capital ratios, as well as regulatory enforcement activities, refer to Note 13 – Regulatory Restrictions to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to the above requirements, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The specific capital requirements established for the Bank were 8% for Tier I Capital to Average Total Assets, 9.5% for Tier I Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  At December 31, 2010, the Bank’s measure of Tier I Capital to Average Total Assets was 8.26%, Tier I Capital to Risk-Based Assets of 10.05% and Total Capital to Risk-Based Assets of 12.91%.  At December 31, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

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

Management cannot anticipate what changes Congress may enact or, if enacted, their impact on Union National’s financial position and reported results of operations.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s businesses may be adversely affected by federal and state legislation and regulations that may increase the costs of doing business.  For additional information on regulatory activity, refer to Note 13 – Regulatory Restrictions to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Dodd-Frank Act.  On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act is expected to have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Community Reinvestment Act.  Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act also requires: (i) the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community; (ii) public disclosure of an institution’s CRA rating; and (iii) that the applicable regulatory agency provides a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.

Gramm-Leach-Bliley Act.  Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks.  It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial, allowing a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity.  A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating.  Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.  Union National has not elected financial holding company status at this time, however, Gramm-Leach-Bliley enables Union National to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

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

Statistical Data.  The information required by this Item is incorporated by reference from pages 12 through 36 of this Annual Report on Form 10-K.

Employees.  As of March 30, 2011, the Bank had 119 full-time and 19 part-time employees, of which, no one is represented by a collective bargaining agent. Management believes it has good relations with its personnel.

Union National’s website address is www.uncb.com.  Union National makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission.  Copies of such reports are available at no charge by contacting Michael D. Peduzzi, Chief Financial Officer and Treasurer of Union National Financial Corporation, 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.  (The information found on Union National’s website does not constitute a part of this or any other SEC filing.)

ITEM 1A.   RISK FACTORS.

Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item.  Union National meets the definition of a smaller reporting company.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Bank owns six branch offices, the administration services center and certain parking facilities related to its banking offices, all of which are free and clear of any lien.  Below is a table containing the location and date of acquisition of the Bank’s owned properties.

PROPERTIES OWNED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Year Acquired
Mount Joy Branch Office 101 East Main Street Mount Joy, PA 17552	Branch Bank, cut limestone and brick. 1995 addition is concrete over steel construction with approximately 22,251 sq. ft. of space.	1911

MotorBank Branch Office 21 North Barbara Street Mount Joy, PA 17552	Drive-up Bank Branch, brick on frame containing approximately 445 sq. ft. of space.	1972

Maytown Branch Office 100 West High Street Maytown, PA 17550	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 4,960 sq. ft. of space.	1972

Hempfield Branch Office 190 Stony Battery Road Salunga, PA 17538	Branch Bank, brick with wood shingle roof containing approximately 4,619 sq. ft. of space.	1979

Administrative Services Center 25 North Barbara Street Mount Joy, PA 17552	Bank Administration Building, brick on concrete block with wood and steel frame with approximately 12,798 sq. ft. of space.	1984

Elizabethtown Branch Office 1275 South Market Street Elizabethtown, PA 17022	Branch Bank, brick veneer, shingled roof with wood trusses containing approximately 6,808 sq. ft. of space.	1988

Columbia Branch Office 901 Lancaster Avenue Columbia, PA 17512	Branch Bank, one-story brick building containing approximately 2,257 sq. ft. of space.	1992

Elizabethtown Motorbank Office 1275 South Market Street Elizabethtown, PA 17022	Drive-up Bank Branch, brick on frame containing approximately 574 sq. ft. of space.	2001

Centerville Branch Office 301 Centerville Road Lancaster, PA 17601	Branch Bank, one-story masonry and brick building with metal trusses, containing approximately 3,575 sq. ft. of space.	2008

In addition, the Bank leases office space for four branch offices and a professional office center, which serves as the corporate headquarters.  The Bank’s executive offices are located at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.

PROPERTY LEASED BY UNION NATIONAL COMMUNITY BANK

Office and Address	Description of Property	Original Lease Date
Manheim Branch Office 701 Lancaster Road Manheim, PA 17545	Concrete block building containing 4,266 sq. ft. of space, of which, approximately 2,600 sq. ft. is used for banking purposes.	January 1995

Manheim Township Branch Office 38 E. Roseville Road Lancaster, PA 17601	Branch Bank, one story brick and metal siding building containing approximately 2,000 sq. ft. of space.	April 2003

HACC Branch Office 1625 Old Philadelphia Pike Lancaster, PA 17602	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 3,486 sq. ft. of space.	February 2005

Ephrata Branch Office 108 North Reading Road Ephrata, PA 17522	Branch Bank, one story masonry and brick building with metal trusses, containing approximately 1,300 sq. ft. of space.	April 2007

Union National Professional Center 570 Lausch Lane, Suite 300 Lancaster, PA 17601
Three story masonry, stone and brick over steel building with concrete floors, containing approximately 27,000 sq. ft. of office space, of which, approximately 9,000 sq. ft. is used for administrative purposes and the remainder is sub-leased.
February 2006

In management’s opinion, the above owned and leased properties are in sound condition and are adequate for Union National Financial Corporation’s and Union National Community Bank’s purposes.

ITEM 3.  LEGAL PROCEEDINGS.

On August 27, 2009, the Bank entered into a Formal Agreement with the OCC, as discussed in Note 16 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Management is not aware of any other litigation that would have a material adverse effect on the consolidated financial position or results of operations of Union National.

ITEM 4.  REMOVED AND RESERVED.

NONE.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information and Dividends

Union National Financial Corporation has only one class of common stock authorized, issued, and outstanding.  The outstanding common stock is traded on the OTC Bulletin Board (OTCBB), primarily in Lancaster County, Pennsylvania, under the symbol UNNF.  Prices presented in the table below reflect actual transactions known to management.  Prices and dividends per share presented below are adjusted for stock dividends.  Cash dividends, when declared by the Board of Directors, are payable on or about the 20th day of February, May, August, and November.  Stockholders of record may elect to have cash dividends deposited directly to their checking or savings accounts.  Union National offers its stockholders a Dividend Reinvestment Plan, whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of the Corporation and may purchase additional shares within specified limits.  Bid and asked information is available on some internet websites providing financial market news.  Information concerning actual trades is included in the table below.  This information represents a limited amount of share transfer activity.  As of March 29, 2011, there were approximately 1,338 holders of record of Union National’s common stock.

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$4.60	$7.80	$8.20	$8.15	$5.00	$5.00	$6.10	$4.25
Low	3.00	3.65	7.00	7.05	3.51	3.50	3.20	2.82
Dividends Paid	–	–	–	–	–	–	–	–

Given the regulatory restrictions and enforcement actions impacting Union National, Union National has not paid a common stock dividend since 2007.

(b)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of Union National or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2010.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2010 to October 31, 2010	-	-	-	49,700
November 1, 2010 to November 30, 2010	-	-	-	49,700
December 1, 2010 to December 31, 2010	-	-	-	49,700
Total	-	-	-

*
This plan was suspended as a provision of the merger agreement between Union National and DFSC, an affiliate of Donegal Group, Inc. and Donegal Mutual Insurance Company (see Note 14-Proposed Merger to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

(c)	Recent Sales of Unregistered Securities

Information on recent sales of unregistered securities required by this item is incorporated herein by reference to Note 17 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by Union National to participants in equity compensation plans, and the number of securities remaining available for future issuance under these plans, as of December 31, 2010.  The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Shareholders(1)	74,435	$19.19	0
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Totals	74,435	$19.19	0

(1)
Includes outstanding options issued under Union National Financial Corporation’s 1988 and 1997 Stock Incentive Plans, 1997 Stock Purchase Plan (which expired in 2003) and 1997 Independent Director Plan (expired).  These plans were suspended as a provision of the merger agreement between Union National and DFSC, an affiliate of Donegal Group, Inc. and Donegal Mutual Insurance Company (see Note 14-Proposed Merger to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

(e)	Stock Performance Graph

Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item.  Union National meets the definition of a smaller reporting company.

ITEM 6.  SELECTED FINANCIAL DATA.

Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item.  Union National meets the definition of a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
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

CRITICAL ACCOUNTING POLICIES
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

Determination of the Allowance for Credit Losses
In accordance with GAAP, the allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on Union National’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.  The allowance for credit losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit, and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors.  Separate qualitative factor adjustments are made for higher-risk criticized loans that are not impaired.  A relatively small component of the allowance for credit losses is an unallocated component which covers uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general loss components in the portfolio.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

Fair Value of Investment Securities
Investment securities are classified as available for sale including marketable equity securities and debt securities.  All investments are carried at fair value with any unrealized gains and losses, considered to be temporary, reported net of tax as an adjustment to stockholders’ equity.  In order to determine whether unrealized losses in the fair value of investment securities reflect other than temporary impairment (“OTTI”), management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities. In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, additional factors considered include management’s intention and ability to hold the securities until recovery of unrealized losses.

FINANCIAL CONDITION
Total assets decreased by $42,114,000 or 8.6% to $447,530,000 at December 31, 2010 from $489,644,000 at December 31, 2009.  The decrease was primarily related to de-leveraging activities, with Union National selling investments and using excess liquidity to prepay $22,500,000 of FHLB debt during 2010.  Additionally, total loans decreased by $12,980,000 reflective of lower loan demand and the Bank maintaining conservative credit standards given the continued stressed economic conditions.

Investment Securities. Investment securities were $35,670,000 at December 31, 2010, as compared to $60,546,000 at December 31, 2009.  All of Union National’s investment securities were classified as available for sale at December 31, 2010 and 2009.  Investment securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as a reliable source of liquidity and a tool to manage interest rate risk.  In order to support these functions, the entire investment securities portfolio has been designated as being available for sale.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.

At December 31, 2010, Union National has the following bond issues with investment concentrations greater then 10% of stockholders’ equity:

Issuer	Rating at Purchase	Current Rating	Amortized Cost	Fair Value	% of Amortized Cost to Stockholders’ Equity
Manheim Township PA School District	AAA	AA+	$5,693,000	$5,271,000	19.97%
Elizabethtown Area PA School District	Aa3	Aa3	$4,576,000	$4,360,000	16.05%
Mount Joy Township PA Authority	AA-	AA-	$3,430,000	$3,255,000	12.03%
Hanover PA Boro	AA-	AA-	$3,332,000	$3,023,000	11.69%
Mount Joy PA Boro Water & Sewer Authority	AAA	AA+	$2,930,000	$2,727,000	10.28%

The following is a summary of available-for-sale investment securities recorded at fair value as of December 31, 2010, 2009 and 2008 (in thousands):

	At December 31,
	2010	2009	2008
Obligations of State and Political Subdivisions	$23,410	$3,815	$–
Obligations of U.S. Government Agencies	7,502	–	3,396
U.S. Agency Mortgage-Backed Securities	4,694	53,394	56,250
Private Issuer Mortgage-Backed Securities	–	2,638	3,219
Corporate Debt Securities	–	631	1,218
Equity Securities	64	68	206
Total	$35,670	$60,546	$64,289

The following table presents the stated maturities of investment securities at fair value and the weighted-average yields as of December 31, 2010.  Yields are shown on a taxable-equivalent basis, assuming a 34% federal income tax rate (dollars in thousands).

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	No Stated Maturity	Total	Yield
U.S. Agency Mortgage-Backed Securities (1)	$–	$–	$–	$4,694	$–	$4,694	4.12%
Obligations of State and Political Subdivisions	–	–	301	23,109	–	23,410	6.04
Obligations of U.S. Government Agencies	–	3,497	4,005	–	–	7,502	1.41
Equity Securities (2)	–	–	–	–	64	64	1.35
Total Securities	$–	$3,497	$4,306	$27,803	$64	$35,670	4.81%

Yield	–%	0.59%	2.34%	5.73%	1.35%	4.81%

(1)  It is anticipated that the mortgage-backed securities will be repaid prior to their contractual maturity dates.  The yield for these securities is impacted by normal amortization and estimated prepayments based on current market interest rates.

(2)  The yield on the equity securities assumes the same dividend payout ratio as in 2010.

The realized rate of return on average investment securities, including the impact of net investment securities gains and OTTI charges was 1.75% and 3.39% for the years ended December 31, 2010 and 2009, respectively.  The following table presents the realized rate of return on average investment securities by investment category for the years ended December 31, 2010 and 2009 (dollars in thousands).

	Year Ended December 31, 2010
	Average Balance	Tax- Equivalent Interest and Dividends	Net Realized Gain on Sale	OTTI Charge	Total Return	Yield
U.S. Agency and Treasury Holdings	$36,093	$915	$502	$–	$1,417	3.93%
All Other Securities	12,064	621	467	(1,664)	(576)	(4.77)
Total	$48,157	$1,536	$969	$(1,664)	$841	1.75%

	Year Ended December 31, 2009
	Average Balance	Tax- Equivalent Interest and Dividends	Net Realized Gain on Sale	OTTI Charge	Total Return	Yield
U.S. Agency and Treasury Holdings	$58,661	$1,551	$1,749	$–	$3,300	5.63%
All Other Securities	9,600	425	92	(1,504)	(987)	(10.28)
Total	$68,261	$1,976	$1,841	$(1,504)	$2,313	3.39%

The total expected cash flows from investment securities, including estimated prepayments and expected call options, is $8,328,000 for 2011, which represents approximately 23% of the investment securities portfolio as of December 31, 2010.  The estimated amount of expected cash flows from investment securities will vary significantly with changes in market interest rates.  For example, an increase in interest rates is expected to decrease the level of prepayments received on mortgage-backed securities.

Certain types of mortgage-backed securities are purchased to better position the investment securities portfolio for a subsequent increase or decrease in interest rates, as aligned with our interest rate risk position.  These investment securities may be purchased at premiums or discounts, with short, mid, or long-term average expected lives or maturities.  Overall yields on these investment securities will increase or decrease based on changes in prepayment speeds and subsequent cash flow reinvestments.

Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The investment securities portfolio is evaluated regularly for opportunities to increase earnings through potential sales or portfolio repositioning.  During 2010, proceeds of $113,296,000 were received on sales, and $969,000 was recognized in net gains, while investment securities of $133,036,000 were purchased.

Investment securities of $35,606,000 and $57,209,000 were pledged to secure certain public, trust, and government deposits and for other purposes at December 31, 2010 and 2009, respectively.

In addition to the credit risk present in the loan portfolio, there is credit risk associated with the investment securities portfolio. Union National’s investment securities portfolio at December 31, 2010, consisted of debt securities, which included mortgage-backed securities, obligations of state and political subdivisions, and obligations of U.S. government agencies, all of which are generally low risk, high quality securities.

As of December 31, 2010 and 2009, investment securities consisted of the following (in thousands):

	December 31,
	2010	2009
Market Value of Debt Securities	$35,606	$60,478
Market Value of Equity Securities	64	68
Total Market Value of Investment Securities	$35,670	$60,546

At December 31, 2010, there were thirty-four debt securities with unrealized losses of $1,696,000 that amounted to 5.25% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to the temporary market over-supply of bank-qualified debt securities, and from temporary yield curve changes  subsequent to the acquisition of specific securities.  These temporary declines have been provided for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at December 31, 2010 and 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for the fair value of each equity security to increase to Union National’s cost.  Management does not consider the equity securities to be other-than-temporarily impaired at December 31, 2010.

As of December 31, 2010, (i) $12,000 or 0.03% of the fair value of the total investment securities portfolio was measured using Level 1 inputs as defined by fair value measurement and disclosure guidance, and  (ii) $35,658,000 or 99.97% of the fair value of total investment securities was measured using Level 2  inputs.

There were no investment securities that were measured using Level 3 inputs (for additional information, refer to Note 18 – Fair Value Measurement of Assets and Liabilities and Fair Value of Financial Instruments to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

There were no Level 3 investment securities at December 31, 2010, as compared to $3,269,000 at December 31, 2009. Of the decrease in value, $1,664,000 was related to additional other-than-temporary impairment of investment securities, $540,000 was related to principal and interest payments received and fully applied to principal, $799,000 was related to net proceeds received on the sales of impaired investment securities, and $266,000 was related to net unrealized losses (with a corresponding after-tax impact to stockholders’ equity of $176,000 recorded as other comprehensive loss).

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

The Bank recorded a total of $1,664,000 of other-than-temporary impairment charges for the year ended December 31, 2010, including (i) $1,555,000 related to the two private issuer mortgage-backed securities not guaranteed by the U.S. government, and (ii) $109,000 related to a corporate security supported primarily by obligations from other financial industry entities.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.

During the third quarter of 2010, another impaired corporate security (InCaps Funding II Junior Note) was sold for $120,000, and one of the impaired private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold for $396,000, which were the recorded values at the time of the sale. At the time of the sales, the impaired securities had $639,000 and $1,104,000, respectively, of previously recorded impairments.

During the fourth quarter of 2010, another impaired private issuer mortgage-backed security (Countrywide Alt Ln 2005-83CB A3) was sold for $7,000. At the time of the sale, the impaired security had $1,642,000 of previously recorded impairments and an adjusted amortized cost of $3,000, which resulted in a $4,000 gain at sale.

Loans, Credit Quality and Credit Risk. Loans at December 31, 2010 were $326,294,000 as compared to $339,274,000 at December 31, 2009.  Outstanding loans decreased by $12,980,000 from December 31, 2009 to December 31, 2010, primarily due to reduced loan demand from creditworthy borrowers and the impact of certain loans at December 31, 2009, that subsequently involved collateral ownership transfer to the Bank with such assets being recorded as other real estate owned (“OREO”) at December 31, 2010, in the Consolidated Statements of Financial Condition (for additional information, refer to the discussion on “Nonperforming Assets” on page 23).  Union National continues to focus lending on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the current economy and weak housing and real estate market.  The economy and the housing and real estate market, and increased unemployment, continue to affect some of Union National’s borrowers,   and may result in additional nonperforming loans and credit losses.

At December 31, 2010, the Bank had $61,102,000 of loans specifically pledged to the FHLB for providing collateral on FHLB long-term debt, as compared to $72,287,000 of pledged loans at December 31, 2009.
At December 31, 2010, there were no loan concentrations over 10% of total gross loans to any one category or borrower. However, loans secured by real estate constitute 84% of the Bank’s loan portfolio; consequently, the quality of these loans is affected by the region's economy and real estate market.

For the most recent five years ended December 31, loans were composed of the following (in thousands):

	December 31,
	2010	2009	2008	2007	2006

Commercial Loans - Real Estate Secured	$169,665	$177,697	$184,519	$183,460	$169,439
Commercial Loans – Secured, Unsecured, and Leases	23,226	25,009	25,694	24,773	23,929
Commercial Loans – Other	40,528	42,253	46,667	52,138	46,757
Residential Mortgage Loans	11,868	16,780	18,917	28,995	33,349
Home Equity Installments and Lines of Credit	75,991	71,556	75,120	66,928	59,394
Consumer Loans – Other	5,016	5,979	7,363	8,043	8,245

Total Loans (Net of Unearned Income)	$326,294	$339,274	$358,280	$364,337	$341,113

Total loans with variable-rate pricing amounted to $217,440,000 at December 31, 2010, and  $225,434,000 at December 31, 2009.  Loan maturities and interest sensitivity of total loans, excluding residential real estate mortgages, leases, and consumer loans at December 31, 2010, are as follows (in thousands):

	Years to Maturity *
	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial, Agricultural and Other	$33,873	$38,480	$122,136	$194,489
Construction and Land Development	15,775	482	1,136	17,393
Total	$49,648	$38,962	$123,272	$211,882

Fixed Rate Loans	$11,006	$27,186	$8,045	$46,237
Variable Rate Loans	38,642	11,776	115,227	165,645
Total	$49,648	$38,962	$123,272	$211,882

*	Due to interest rate levels, economic conditions and other relevant factors, it is anticipated thatthere will be loans repaid prior to their contractual maturity dates.

Allowance for Credit Losses.  Union National closely monitors the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks.  Management determines and records an allowance for credit losses, as a reduction to loans, representing management’s estimate of losses inherent in the loan portfolio that can be reasonably estimated as of a balance sheet date.  Management evaluation is based on Union National’s past loan loss experience, known risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  The allowance for credit losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit, and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors.  A relatively small component of the allowance for credit losses is an unallocated component which covers uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general loss components in the portfolio.  The level of the allowance is inherently subjective as it requires material estimates that may be susceptible to significant revision as  more information becomes available.  Future adjustments may be necessary to the allowance for credit losses, and consequently the provision for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in the evaluation of the level of the allowance.

The allowance for credit losses was $6,526,000 at December 31, 2010, as compared to $5,858,000 at December 31, 2009.  The provision for credit losses for the years ended December 31, 2010 and 2009 was $3,335,000 and $2,627,000, respectively.  The provision for credit losses for the year-ended December 31, 2010 reflects both the level of charge-offs in 2010, and the increased credit risk in the loan portfolio, including those resulting from the current economy and real estate market. The allowance for credit losses increased to 2.00% of loans at December 31, 2010 as compared to 1.73% of loans at December 31, 2009.

The specific allocation in any particular category may be reallocated in the future to reflect current conditions.  Accordingly, management considers the entire allowance to be available to absorb losses in any category.  The following table sets forth an allocation of the allowance for credit losses by loan category (dollars in thousands):

	Allowance Amount	Percentage Mix of Total Loans
December 31, 2010:
Commercial, Industrial and Agricultural	$5,979	71%
Real Estate – Residential Mortgages	54	4
Consumer	468	25
Unallocated	25	–
Total Allowance for Credit Losses	$6,526	100%

December 31, 2009:
Commercial, Industrial and Agricultural	$5,397	72%
Real Estate – Residential Mortgages	22	5
Consumer	399	23
Unallocated	40	–
Total Allowance for Credit Losses	$5,858	100%

December 31, 2008:
Commercial, Industrial and Agricultural	$3,221	72%
Real Estate – Residential Mortgages	102	5
Consumer	991	23
Unallocated	44	–
Total Allowance for Credit Losses	$4,358	100%

December 31, 2007:
Commercial, Industrial and Agricultural	$2,928	60%
Real Estate – Residential Mortgages	375	38
Consumer	243	2
Unallocated	129	–
Total Allowance for Credit Losses	$3,675	100%

December 31, 2006:
Commercial, Industrial and Agricultural	$2,291	60%
Real Estate – Residential Mortgages	469	38
Consumer	92	2
Unallocated	218	–
Total Allowance for Credit Losses	$3,070	100%

The following is a five year summary of the changes in the allowance for credit losses (dollars in thousands):

	2010	2009	2008	2007	2006
Allowance for Credit Losses, Beginning of Year	$5,858	$4,358	$3,675	$3,070	$2,675

Charge-Offs:
Real Estate	(23)	(11)	–	–	(11)
Consumer	(267)	(152)	(155)	(111)	(43)
Commercial, Industrial and Agricultural	(2,403)	(1,026)	(209)	(526)	(285)
Total Charge-Offs	(2,693)	(1,189)	(364)	(637)	(339)

Recoveries:
Real Estate	–	–	–	–	5
Consumer	7	10	14	3	14
Commercial, Industrial and Agricultural	19	52	6	2	43
Total Recoveries	26	62	20	5	62
Net Loans Charged-Off	(2,667)	(1,127)	(344)	(632)	(277)

Addition to Provision for Credit Losses	3,335	2,627	1,027	1,237	672

Allowance for Credit Losses, End of Year	$6,526	$5,858	$4,358	$3,675	$3,070

Loans – Average	$333,199	$350,307	$369,554	$357,795	$318,251
Gross Loans – Actual	$326,294	$339,274	$358,280	$364,337	$341,113

Ratio of Net Loans Charged Off to Average Loans	0.80%	0.32%	0.09%	0.18%	0.09%

Ratio of Allowance for Credit Losses to Gross Loans	2.00%	1.73%	1.22%	1.01%	0.90%

Impaired Loans. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan portfolio to affect future results of operations, liquidity or capital resources.  However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources.  Management closely monitors economic and business conditions and their impact on borrowers’ financial strength.  For certain loans, management has determined that it is probable that all principal and interest payments due according to the contractual terms of the loan agreements will not be collected. These loans are considered to be impaired as defined by GAAP.

The balance of loans that were considered to be impaired under GAAP was $3,592,000 and $8,715,000, which consisted of eight and ten loan relationships to unrelated borrowers, at December 31, 2010 and 2009, respectively.  The overall decrease in impaired loans during 2010 resulted from certain impaired loans that were either charged-off or had the real estate collateral transferred to the Bank’s possession as other real estate owned.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

Impaired Loans With a Related Allowance.  Union National had $2,269,000 and $5,916,000 of impaired loans with a related allowance for credit losses at December 31, 2010 and 2009, respectively. These consisted of three and five loan relationships to unrelated borrowers, with a related allowance for credit losses of $876,000 and $1,458,000 at December 31, 2010 and 2009, respectively.  This group of impaired loans has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan.  These loans appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance.  Union National had $1,323,000 and $2,799,000 of impaired loans without a related allowance at December 31, 2010 and 2009, respectively.    This group of impaired loans is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan.  However, these loans appear to have sufficient collateral and Union National’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Substandard Loans.  Under the Bank’s current internal risk rating system, loans with a rating of “substandard” that were performing, and not determined to be impaired, amounted to $32,002,000 and $32,410,000 at December 31, 2010 and 2009, respectively.  Despite these credits not being impaired, management believes these substandard credits reflect increased risks to the loan portfolio, including risks resulting from the current economy and weak housing and real estate markets.  Management considered such increased risks in determining the provision for credit losses (refer to the related discussion on “Provision for Credit Losses” on page 29). Management closely monitors the loan portfolio, and the underlying borrower financial performance and collateral values, identifying credit concerns and risks, including those resulting from the current weak economy and the current weak housing and real estate market.  Management considers both impaired and these substandard loans to be potential problem loans, and believes that the current persisting and weakened economic conditions may result in additional loans being classified as substandard or nonperforming in future periods.

Nonperforming Assets.  Nonperforming assets consist of nonperforming loans, other real estate owned (“OREO”), and repossessed assets.  The following table provides a five-year summary of nonperforming assets (dollars in thousands):
	December 31,
	2010	2009	2008	2007	2006
Non-accruing Loans	$4,157	$8,034	$3,271	$2,919	$2,280
Accruing Loans – 90 days or more past due	326	506	1,685	120	253
Total Nonperforming Loans	4,483	8,540	4,956	3,039	2,533
Other Real Estate Owned	8,438	5,383	–	–	–
Repossessed Assets	99	436	479	156	358
Total Nonperforming Assets	$13,020	$14,359	$5,435	$3,195	$2,891

Gross Loans	$326,294	$339,274	$358,280	$364,337	$341,113

Allowance for Credit Losses	$6,526	$5,858	$4,358	$3,675	$3,070
Nonperforming Loans as a % of Gross Loans	1.4%	2.5%	1.4%	0.8%	0.7%
Nonperforming Assets as a % of Total Assets	2.9%	2.9%	1.1%	0.6%	0.6%
Allowance for Credit Losses as a % of Nonperforming Loans	146%	69%	88%	121%	121%

Nonperforming loans consist of loans that are non-accruing, and those that are 90 days or more past due. Non-accruing loans are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest received on non-accruing loans is recorded as income only after the past due principal is brought current and deemed collectible in full. Total nonperforming loans decreased to $4,483,000, or 1.4%, of gross loans at December 31, 2010, as compared to $8,540,000, or 2.5% of gross loans, at December 31, 2009.  The decrease in nonperforming loans primarily resulted from both increased net charge-offs and certain loans being foreclosed on in 2010 and reported as OREO in the Consolidated Statements of Financial Condition at December 31, 2010.  The percentage of nonperforming loans to gross loans for the five year-end periods ended December 31, 2010, was an average of 1.4%.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings.  OREO is held for sale and is recorded at fair value less estimated costs to sell.  Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized.  No depreciation or amortization expense is recognized. OREO was $8,438,000 and $5,383,000 at December 31, 2010 and 2009, respectively.  The increase was primarily the result of Union National foreclosing on two commercial mortgages in 2010. At December 31, 2010, $7,538,000, or 89% of the total OREO balance, consisted of two large commercial properties in Lancaster, PA.  The remaining $900,000, or 11% of the total OREO balance, was comprised of four smaller commercial and residential properties.

Repossessed assets consist of (i) vehicles and other equipment acquired from lessees, who defaulted on their contractual lease obligation, and (ii) mobile homes where the Bank does not own the underlying real estate.  Repossessed assets were $99,000 and $436,000 at December 31, 2010 and 2009, respectively. The decrease in repossessed assets in 2010 resulted primarily from sales of repossessed assets, as well as the write-down of certain repossessed leased assets to fair market value, with such write-downs amounting to $144,000 which is included in other expenses of the consolidated statements of operations.

Stockholders’ Equity. Stockholders’ equity decreased by $2,833,000 to $28,503,000 at December 31, 2010, as compared to $31,336,000 at December 31, 2009.  The decrease in stockholders’ equity was primarily the result of decreases to retained earnings resulting from the year-to-date net loss, other comprehensive losses during the year and dividends paid to preferred stockholders, offset by proceeds received through Union National’s Dividend Reinvestment Plan.

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

As of December 31, 2010 and 2009, Union National and the Bank exceeded the current regulatory requirements to be considered a quantitatively “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

In addition to the above regulatory capital standards, effective September 30, 2009, the OCC established individual minimum capital requirements for the Bank (for additional information, refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 8-K). The specific capital requirements established for the Bank were 8% for Tier 1 capital to average total assets, 9.5% for Tier 1 capital to risk-based assets, and 12% for total capital to risk-based assets.  At December 31, 2010, the Bank’s measure of Tier I capital to average Total assets was 8.26%, Tier 1 capital to risk-based assets of 10.05% and total capital to risk-based assets of 12.91%. At December 31, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC.

Included in Tier 1 regulatory capital of Union National is $9,874,000 of trust capital securities issued through the UNCT I and UNCT II subsidiaries of Union National.  The balance of these trust capital securities, $1,126,000, is included in Tier 2 regulatory capital of Union National.  Additionally, included in Tier 2 regulatory capital of the Bank and Union National is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital position as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Restrictions. Banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At December 31, 2010, this limitation amounted to approximately $4,829,000. These regulations also require any such investment, loan, extension of credit or advance to be secured by securities having a market value in excess of the amount thereof.

The Bank is subject to certain restrictions in connection with the payment of dividends.  National banking laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the Bank for that year (as defined)  combined with the Bank’s retained net operating results for the preceding two calendar years.  Under this formula for 2010, the Bank’s retained net operating results for the preceding two calendar years were ($189,000).  The Bank had a net loss of $1,354,000 for the year-ended December 31, 2010, restricting the Bank from declaring or making any dividend payment to Union National at December 31, 2010.

On January 28, 2010, Union National entered into an informal Memorandum of Understanding with the Federal Reserve Bank (“FRB”) of Philadelphia.  The Memorandum of Understanding, which is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, requires, among other things, Union National to seek prior approval by the FRB before Union National (i) declares or pays dividends to shareholders, (ii) distributes interest, principal or other sums on UNCT I and UNCT II junior subordinated debentures, and (iii) incurs, increases or guarantees any additional debt.  The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB did not approve the request.  Accordingly, Union National suspended the preferred stock dividend and deferred distributions on its trust-preferred securities indefinitely.  Union National’s preferred stock is non-cumulative so the suspension of dividends did not result in any accrued liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE - 2010 COMPARED TO 2009

Overview. Union National reported a net loss available to common stockholders of ($1,914,000) for the year ended December 31, 2010, as compared to a net loss available to common stockholders of ($715,000) for the same period in 2009.  Basic and diluted losses per common share were ($0.67) for 2010, as compared to ($0.26) for the same period in 2009.

The 2010 operating results also reflect merger and acquisition related expenses of $797,000 (for additional information, refer to Note 14 – Proposed Merger in Part II, Item 8 of this Annual Report on Form 10-K). The discussion that follows further explains the changes in the components of the operating results when comparing the year ended December 31, 2010 to the same period in 2009.

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

Net interest income as adjusted for tax-exempt financial instruments was $14,216,000 for the year ended December 31, 2010, as compared to $12,715,000 for the year ended December 31, 2009.  A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the year ended December 31, 2010, as compared to the same period in 2009.  The taxable-equivalent net interest margin percentage for 2010 was 3.27%, as compared to 2.73% for the same period in 2009.  The interest rate paid on average interest-bearing liabilities decreased by 66 basis points to 2.03% for the year ended December 31, 2010, as compared to 2.69% for the same period in 2009.  The yield on interest-earning assets decreased by 9 basis points to 5.06% for the year ended December 31, 2010, as compared to 5.15% for the same period in 2009.

Interest and fees on loans, on a taxable-equivalent basis, decreased by $1,577,000 or 7%, to $20,177,000 for the year ended December 31, 2010, as compared to $21,754,000 for the same period in 2009. The decrease in interest and fees on loans primarily resulted from the decrease in loans outstanding.  The average balance of loans decreased by $17,108,000 for the year ended December 31, 2010, as compared to the same period in 2009, due to reduced loan demand from creditworthy borrowers, the impact of nearly $10 million of loan participations sold for capital and risk management purposes in the third quarter of 2009, and the impact of approximately $10.5 million of loan assets that were ultimately transferred to OREO since September 30, 2009.  The average yield decreased by 15 basis points to 6.06% for the year ended December 31, 2010, as compared to 6.21% for the same period in 2009. The variable rate structure of many of Union National’s loans reduced the overall yield due to the persistent low market interest rates.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $440,000, or 22%, to $1,536,000 for the year ended December 30, 2010, as compared to $1,976,000 for the same period in 2009.  The decrease in interest and dividends earned on investment securities primarily resulted from a decrease in the average balance of investment securities, which decreased by $20,104,000 for the year ended December 31, 2010, as compared to the same period in 2009.  The substantial portion of this decrease funded the prepayment of $22,500,000 of FHLB debt during 2010.  Proceeds from investment maturities and sales were re-invested at higher yields, as a result, the average yield on investment securities increased by 30 basis points to 3.19% for the year ended December 31, 2010, as compared to 2.89% for the same period in 2009, which slightly offset the impact of a decrease in interest and dividends earned resulting from the decrease in the average balance of investment securities.

Interest expense on deposits decreased by $2,511,000 or 30%, to $5,883,000 for the year ended December 31, 2010, as compared to $8,394,000 for the same period in 2009.  The decrease in interest expense on deposits was primarily driven by a decrease of 60 basis points in the average rate paid on deposits combined with the $18,552,000 decrease in average balance.  The average rate paid on deposits was 1.72% for 2010, as compared to 2.32% for 2009.

Interest expense on long-term debt decreased by $953,000, or 46%, to $1,101,000 for the year ended December 31, 2010, as compared to $2,054,000 for the same period in 2009.  Union National continued to take measures to reduce its cost of borrowings, prepaying $22,500,000 and $17,000,000 of higher-cost long-term debt in 2010 and 2009, respectively, which contributed to a $18,011,000 decrease in the average balance of long-term debt for 2010, as compared to 2009.

Rate/Volume Analysis of Net Interest Income. The table below shows changes attributable to the volume and rate components of net interest income on a taxable equivalent basis (in thousands):

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (a)	Rate (a)	Total	Volume (a)	Rate (a)	Total
Interest Earning Assets:
Interest Bearing Deposits in Other Banks	$37	$4	$41	$984	$(920)	$64
Interest Bearing Time Deposits in Other Banks	(64)	24	(40)	286	(179)	107
Federal Funds Sold	(13)	2	(11)	(38)	(158)	(196)
Investment Securities:
Taxable	(669)	(61)	(730)	(256)	(1,219)	(1,475)
Tax-Exempt (c)	266	24	290	–	242	242
Loans – Net (b), (c)	(1,062)	(515)	(1,577)	(1,293)	(1,770)	(3,063)
Restricted Investment in Bank Stocks	–	(4)	(4)	12	(86)	(74)
Total Earning Assets	(1,505)	(526)	(2,031)	(305)	(4,090)	(4,395)

Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	(126)	(557)	(683)	100	(630)	(530)
Savings Deposits	3	(1)	2	–	(2)	(2)
Brokered Deposits	(239)	30	(209)	(204)	(116)	(320)
Other Time Deposits	(105)	(1,516)	(1,621)	1,209	(1,433)	(224)
Total Deposits	(467)	(2,044)	(2,511)	1,105	(2,181)	(1,076)
Short-Term Borrowings	–	–	–	(210)	–	(210)
Long-Term Debt	(916)	(37)	(953)	(741)	–	(741)
Junior Subordinated Debentures	–	(68)	(68)	–	(266)	(266)
Total Interest-Bearing Liabilities	(1,383)	(2,149)	(3,532)	154	(2,447)	(2,293)
Net Interest Income	$(122)	$1,623	$1,501	$(459)	$(1,643)	$(2,102)

(a)	The change in interest due to both volume and rate has been allocated individually to the change in volume and rate proportionally.
(b)	The balance of nonaccrual loans and related income recognized have been included for computational purposes.
(c)	Tax-exempt income included in loans and securities has been adjusted to a taxable-equivalent basis using an incremental rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity. The table below provides average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the years 2010, 2009 and 2008.  Interest income and the average interest yields are presented on a taxable-equivalent basis (dollars in thousands).

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-Earning Cash in Other Banks	$41,761	$111	0.27%	$27,233	$70	0.26%	$165	$6	3.64%
Interest-Earning Time Deposits in Other Banks	5,312	103	1.94	9,622	143	1.49	1,077	36	3.34
Federal Funds Sold	1,951	7	0.36	7,010	18	0.26	8,503	214	2.52
Investment Securities: (a)
Taxable	39,334	1,004	2.55	64,060	1,734	2.71	69,618	3,209	4.61
Tax-Exempt (c)	8,823	532	6.03	4,201	242	5.76	–	–	–
Total Investment Securities	48,157	1,536	3.19	68,261	1,976	2.89	69,618	3,209	4.61
Loans (b), (c), (d)	333,199	20,177	6.06	350,307	21,754	6.21	369,554	24,817	6.72
Restricted Investment in Bank Stocks	3,699	36	.97	3,705	40	1.08	3,365	114	3.39
Total Earning Assets	434,079	21,970	5.06%	466,138	24,001	5.15%	452,282	28,396	6.28%
Allowance for Credit Losses	(6,067)			(4,529)			(3,798)
Non Interest-Earning Assets	50,527			40,664			40,234
Total Assets	$478,539			$502,273			$488,718

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$121,973	775	0.64%	$133,525	1,458	1.09%	$127,128	1,988	1.56%
Savings Deposits	24,894	66	0.27	23,607	64	0.27	23,589	66	0.28
Brokered Deposits	5,746	299	5.20	10,845	508	4.68	14,381	828	5.76
Other Time Deposits	190,030	4,743	2.50	193,218	6,364	3.29	163,254	6,588	4.04
Total Deposits	342,643	5,883	1.72	361,195	8,394	2.32	328,352	9,470	2.88
Short-Term Borrowings	–	–	–	–	–	–	9,090	210	2.31
Long-Term Debt	22,375	1,101	4.92	40,386	2,054	5.09	54,501	2,795	5.13
Junior Subordinated Debentures	17,341	770	4.44	17,341	838	4.83	17,341	1,104	6.37
Total Interest-Bearing Liabilities	382,359	7,754	2.03%	418,922	11,286	2.69%	409,284	13,579	3.32%

Non-Interest Bearing Liabilities:
Demand Deposits	62,516			48,310			46,342
Other Liabilities	1,923			3,439			3,045
Stockholders’ Equity	31,741			31,602			30,047
Total Stockholder’s Equity	$478,539			$502,273			$488,718

Net Interest Income / Spread		$14,216	3.03%		$12,715	2.46%		$14,817	2.96%
Net Interest Margin			3.27%			2.73%			3.28%

(a)	Balances reflect amortized historical cost for available-for-sale securities. The related average unrealized holding gain or loss on securities is included in other non interest-earning assets.
(b)	Balances of nonaccrual loans and related income recognized have been included for computational purposes.
(c)	Tax-exempt income included in loans and securities has been adjusted to a taxable-equivalent basis using an incremental rate of 34%.
(d)	Includes loan fees of $449,000 for the year ended December 31, 2010, $481,000 for the year ended December 31, 2009, and $798,000 for the year ended December 31, 2008.

Provision for Credit Losses. Management closely monitors the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future material adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans. The provision for credit losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans.  The provision is based on management’s analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $3,335,000 for the year ended December 31, 2010, as compared to $2,627,000 for the same period in 2009.  The provision for both periods reflects both the level of charge-offs for the respective period and the increased credit risk related to the loan portfolio at December 31, 2010, as compared to December 31, 2009 (refer to the related discussions on the “Allowance for Credit Losses” on page 20 and “Substandard Loans” on page 23).

Non-Interest Income.  Non-interest income decreased by $1,413,000, or 26%, to $3,962,000 for the year ended December 31, 2010, as compared to $5,375,000 for the same period in 2009.  Increases (decreases) in the components of non-interest income when comparing the year ended December 31, 2010 to the same period in 2009, are as follows (in thousands):

	Year Ended December 31,		Increase
Non-Interest Income	2010	2009	(Decrease)
Service Charges on Deposit Accounts	$1,847	$2,158	$(311)
Other Service Charges, Commissions, Fees	1,226	1,154	72
Alternative Investment Sales Commissions	750	662	88
Income from Fiduciary Activities	160	180	(20)
Earnings from Bank-Owned Life Insurance	401	431	(30)
Gain on Life Insurance Proceeds	115	–	115
Other Income	158	453	(295)
Net Gain on Sale of Investment Securities	969	1,841	(872)

Other-than-temporary Impairments (“OTTI”) of Securities	(1,664)	(1,504)	(160)
Portion of OTTI Recognized in Other Comprehensive Loss
Net OTTI Losses on Securities	–	–	–
Total Non-Interest Income	(1,664)	(1,504)	(160)
	$3,962	$5,375	$(1,413)

A significant portion of the $1,413,000 decrease in non-interest income was related to investment securities activities. Realized gains on the sale of investment securities were $969,000 for the year ended December 31, 2010, as compared to $1,841,000 for the same period in 2009.  Additionally, other-than temporary investment impairment charges of $1,664,000 and $1,504,000 were recognized during the years ended December 31, 2010 and December 31, 2009, respectively.  The impairment charges for both periods are reflective of investment rating downgrades on private-issuer mortgage-backed securities and corporate securities (see “Investment Securities” section on page 15).

During 2010, Union National realized a $115,000 gain related to insurance proceeds received, above the underlying cash surrender value of a bank-owned life insurance policy asset, due to the passing of a covered former employee.

During the third quarter of 2010, new regulations took effect, which requires Union National to receive the customer’s permission before covering overdrafts for debit card transactions made with ATM or debit cards.  The implementation of this new legislation significantly reduced income related to service charges on deposit accounts.

Non-Interest Expense.  Non-interest expense was $17,654,000 for the year ended December 31, 2010, as compared to $16,737,000 for the same period in 2009.  Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2010, to the same period in 2009, are as follows (in thousands):

	Year Ended December 31,		Increase
Non-Interest Expense	2010	2009	(Decrease)
Salaries, Wages, and Employee Benefits	$7,101	$7,033	$68
Net Occupancy	1,847	1,724	123
Data and ATM Processing	1,700	1,681	19
Professional Fees and Regulatory Assessments	944	1,160	(216)
Furniture and Equipment	827	935	(108)
FDIC Insurance	935	1,128	(193)
Pennsylvania Shares Tax	381	297	84
Advertising and Marketing	158	211	(53)
Supplies and Postage	246	367	(121)
Loss on Sale / Write down of Foreclosed Assets	227	–	227
Merger and Acquisition Expenses	797	–	797
Other Expense	2,491	2,201	290
Total Non-Interest Expense	$17,654	$16,737	$917

Non-interest expense for the year ended December 31, 2010, includes non-recurring merger and acquisition related expenses of $797,000. These expenses are comprised of primarily merger-related legal and investment banking fees. As previously disclosed, Union National entered into a Merger Agreement with Donegal Financial Services Corporation (see Note 14 – Proposed Merger in Part II, Item 8 of this Annual Report on Form 10-K).

The increase in other expense was primarily the result of $439,000 in losses on the sale of foreclosed and repossessed assets in 2010, as compared to $155,000 of similar expenses recorded in 2009.

Income Taxes.  An income tax benefit of $1,282,000 and $802,000 was recorded for the years ended December 31, 2010 and 2009, respectively.  The income tax benefit for both years resulted from a pre-tax loss as well as from the benefits of tax-exempt income.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings.  As a result of Union National’s adoption of ASC Topic 740, “Income Taxes” effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Union National recognized no adjustment for unrecognized income tax benefits for the periods ended December 31, 2010 and 2009.  Management currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

RESULTS OF OPERATIONS
SUMMARY OF PERFORMANCE - 2009 COMPARED TO 2008

Overview. Union National reported a net loss of ($715,000) for the year ended December 31, 2009, as compared to net income of $444,000 for the year ended December 31, 2008.  Basic and diluted losses per share for 2009 were ($0.26), as compared to basic and diluted earnings per common share of $0.17 for 2008.  Operating results for 2009 were significantly reduced by (i) certain non-routine expenses, (ii) net interest margin compression, and (iii) an increased provision for credit losses, which are discussed in more detail below.

(i)
Non-routine expenses for the year ended December 31, 2009, included $237,000 related to the FDIC’s special assessment on deposit-insured institutions, $536,000 of penalties on the prepayment of FHLB debt, and $1,504,000 of OTTI charges primarily related to private-issuer mortgage-backed securities and pooled trust-preferred debt securities that were downgraded to below-investment-grade.  The OTTI charges were more than offset by $1,841,000 of net realized gains on the sale of primarily U.S. Government guaranteed securities that had temporarily appreciated at certain periods during 2009.

(ii)
Reduced earning asset yields in the low interest rate environment, while borrowing costs remained at higher fixed rates, resulted in a lower net interest margin in 2009 versus 2008.  The variable rate structure of many of the Union National’s loans reduced overall yield due to the persistent low market interest rates.  As a result, interest and fees on Loans declined by 12% when comparing the year ended December 31, 2009 to the same period in 2008.  A decrease in loans outstanding also contributed to the decline in interest income generated from loans.  Outstanding loans decreased by $19 million from December 31, 2008 to December 31, 2009 due to (i) reduced loan demand from creditworthy borrowers, and (ii) the impact of nearly $10 million of loan participations sold for capital and risk management purposes.  The lack of income from impaired and non-accruing investments, and reduced yields on re-invested proceeds from investment maturities and sales, contributed to lower investment interest income in 2009.  Union National continued to take measures to reduce its cost of funds, prepaying $17 million of higher-cost long-term debt with the Federal Home Loan Bank (“FHLB”) of Pittsburgh during 2009, as well as prepaying an additional $2.5 million subsequent to December 31, 2009.  The taxable-equivalent net interest margin percentage for 2009 was 2.73%, as compared to 3.28% for 2008.

(iii)
Nonperforming loans increased to 2.52% of total loans at December 31, 2009, as compared to 1.38% at December 31, 2008.  The increasing trend in nonperforming loans is attributable primarily to stressed cash flows among certain commercial borrowers due largely to the weak economy and real estate market.  Union National continues to closely monitor the loan portfolio and the adequacy of the loan loss reserve by regularly evaluating borrower financial performance and underlying collateral values.  Accordingly, a significant provision for credit losses of $2,627,000 was made for the year ended December 31, 2009, as compared to $1,027,000 for the year ended December 31, 2008.  With the higher provision exceeding net loan charge-offs of $1,127,000 for 2009, as compared to $344,000 in 2008, the allowance for credit losses increased to 1.73% of loans at December 31, 2009, as compared to 1.22% of loans at December 31, 2008.

Net Interest Income. Net interest income as adjusted for tax-exempt financial instruments was $12,715,000 for the year ended December 31, 2009, as compared to $14,817,000 for the year ended December 31, 2008.  The yield on interest-earning assets decreased by 113 basis points to 5.15% for 2009, as compared to 6.28% for 2008.  The interest rate paid on average interest-bearing liabilities decreased by 63 basis points to 2.69% for 2009, as compared to 3.32% for 2008.  Reduced earning asset yields in the low interest rate environment, while borrowing costs remained at higher fixed rates, resulted in a lower net interest margin in 2009 versus 2008. The taxable-equivalent net interest margin percentage for 2009 was 2.73%, as compared to 3.28% for 2008.

Interest and fees on loans on a taxable-equivalent basis decreased by $3,063,000, or by 12%, to $21,754,000 for the year ended December 31, 2009, as compared to $24,817,000 for the year ended December 31, 2008.  The average yield decreased by 51 basis points to 6.21% for 2009, as compared to 6.72% for 2008.  The variable rate structure of many of Union National’s loans reduced overall yield due to the persistent low market interest rates and a decrease in loans outstanding also contributed to the decline in interest income generated from loans.  The average balance of loans decreased by $19,247,000 in 2009, as compared to 2008 due to reduced loan demand from creditworthy borrowers, and the impact of nearly $10 million of loan participations sold for capital and risk management purposes.

Interest and dividends earned on investment securities on a taxable-equivalent basis decreased by $1,233,000, or by 38%, to $1,976,000 for the year ended December 31, 2009, as compared to $3,209,000 for the year ended December 31, 2008.  The lack of income from impaired and non-accruing investments, and reduced yields on re-invested proceeds from investment maturities and sales, contributed to lower investment interest income in 2009.  As a result, the average yield decreased by 172 basis points to 2.89% for 2009, as compared to 4.61% for 2008.

Interest expense on deposits decreased by $1,076,000, or by 11%, to $8,394,000 for the year ended December 31, 2009, as compared to $9,470,000 for the year ended December 31, 2008.  A decrease in average rate of 56 basis points to 2.32% for 2009, as compared to 2.88% for 2008 more than offset additional interest expense from a $32,843,000 increase in the average balance of deposits.

Interest expense on long-term debt decreased by $741,000, or by 27%, to $2,054,000 for the year ended December 31, 2009, as compared to $2,795,000 for the year ended December 31, 2008.  During 2009, Union National continued to take measures to reduce its cost of funds, prepaying $17,000,000 of higher-cost long-term debt with the FHLB, which resulted in a $14,115,000 decrease in the average balance of long-term debt for 2009, as compared to 2008.

Provision for Credit Losses. The provision for credit losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans.  The provision is based on management’s analysis of the adequacy of the allowance for credit losses.  The provision for credit losses was $2,627,000 for the year ended December 31, 2009, as compared to $1,027,000 for the same period in 2008.  The increased provision was the result of increased credit risk related to additional substandard rated credits at December 31, 2009, as compared to December 31, 2008 (refer to the related discussion on “Substandard Loans” on page 23) and an increase in loans charged-off during 2009 as compared to the same period in 2008.  Management continues to closely monitor the loan portfolio and the adequacy of the allowance for credit loss reserve considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future adjustments may be necessary to the provision for credit losses, and consequently the allowance for credit losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for credit losses as compared to the balance of outstanding loans (refer to the related discussion on “Allowance for Credit Losses” on page 20).

Non-Interest Income. Non-interest income increased by $1,568,000, or by 41%, to $5,375,000 for the year ended December 31, 2009, as compared to $3,807,000 for the same period in 2008.   Increases (decreases) in the components of non-interest income when comparing the year ended December 31, 2009 to 2008 are as follows (in thousands):

	Year Ended December 31,		Increase
Non-Interest Income	2009	2008	(Decrease)
Service Charges on Deposit Accounts	$2,158	$1,950	$208
Other Service Charges, Commissions, Fees	1,154	1,091	63
Alternative Investment Sales Commissions	662	814	(152)
Income from Fiduciary Activities	180	309	(129)
Earnings from Bank-Owned Life Insurance	431	439	(8)
Mortgage Banking/Brokerage Activities	112	56	56
Other Income	341	186	155

Net Gain on Sale of Investment Securities	1,841	252	1,589
Less: Impairment Charge on Investment Securities	(1,504)	(1,290)	(214)
Net Investment Securities Gains (Losses)	337	(1,038)	1,375
Total Non-Interest Income	$5,375	$3,807	$1,568

A significant portion of the increase in non-interest income was related to net investment securities gains.

Realized gains on the sale of investment securities were $1,841,000 for the year ended December 31, 2009, as compared to $252,000 for the same period in 2008.  These investment sales activities related to continued repositioning of the investment portfolio to a lower-risk profile that more effectively supports liquidity, capital, and interest rate risk management, while providing realized gains to offset the impact of investment securities impairment charges.  Other-than-temporary investment impairment charges of $1,504,000 were recognized during the year ended December 31, 2009, related to investment securities that were downgraded to below investment grade.  Other-than-temporary investment impairment charges of $1,290,000 were recognized during the year ended December 31, 2008.  The total impairment charges for the year ended December 31, 2009 of $1,504,000 were more than offset by realized net gains on the sale of investment securities of $1,841,000.

The increase in other income was the result of a $279,000 insurance settlement against losses from loans which were fraudulently or otherwise improperly made by one former employee.  The settlement provided for substantial reimbursement of a one-time charge of $370,000 which was recorded and previously disclosed in 2008 related to the irregular activity.  Subsequent to December 31, 2009, Union National received an additional $7,000 as final settlement and legal restitution from the former employee.   This was offset by $96,000 of income generated from a cash bailment agreement on a network of ATM machines in 2008.  This agreement was terminated during the first quarter of 2008 and previously provided transaction fee income.  Accordingly, operating results for the year ended December 31, 2009, did not reflect any income generated from this agreement, whereas, the operating results for the same period in 2008 reflected income for the first quarter of 2008.

The increase in service charges on deposit accounts was the result of an increase in deposits, which grew by 6% since December 31, 2008.  The overall growth in deposits resulted in increased fee income as well as an operational change in the posting of transactions, which impacted net overdraft fee income.  The decrease in alternative investment sales commissions was primarily the result of a turbulent investment market and a weak economy, which negatively impacted growth and sales opportunities.  The decrease associated with income from fiduciary activities was primarily the result of fewer estate fees.

Non-Interest Expense. For the year ended December 31, 2009, non-interest expense decreased by $381,000, or by 2%, as compared to the year ended December 31, 2008.  Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2009 to 2008 are as follows (in thousands):
	Year Ended December 31,		Increase
Non-Interest Expense	2009	2008	(Decrease)
Salaries, Wages, and Employee Benefits	$7,033	$7,676	$(643)
Net Occupancy	1,724	1,818	(94)
Data and ATM Processing	1,681	1,641	40
Professional Fees and Regulatory Assessments	1,160	1,036	124
Furniture and Equipment	935	1,017	(82)
FDIC Insurance	1,128	404	724
Pennsylvania Shares Tax	297	273	24
Advertising and Marketing	211	412	(201)
Supplies and Postage	367	401	(34)
Other Expense	2,201	2,440	(239)
Total Non-Interest Expense	$16,737	$17,118	$(381)

Union National has focused on lowering core operating costs and creating efficiencies in a difficult economy, when income growth is challenging, by exploring cost cutting initiatives.  The discussion that follows explains the changes in the components of non-interest expense when comparing the year ended December 31, 2009 to the same period in 2008.

Salaries, wages and employee benefits decreased by $643,000 for the year ended December 31, 2009 as compared to the same period in 2008.  The decrease was related to positions that were eliminated in the fourth quarter of 2008 and the first quarter of 2009, savings in health care costs, and savings from the elimination of the company 401-K match during the second quarter of 2009.

The increase in professional fees and regulatory assessments was related to an increase in audit fees and legal expenses.  Union National uses a third party vendor to perform the internal audit function.  During 2008, Union National was in the process of switching third party vendors to a new relationship.  As a result, professional fees and regulatory assessments did not include a full years worth of expenses associated with internal audit services for the year ended December 31, 2008, whereas, the year ended December 31, 2009, included internal audit expenses for the full year.  Legal expenses increased primarily due to a third party vendor utilized to help mitigate problem loans, which have become more prevalent primarily due to stressed cash flows among certain commercial borrowers resulting from the weak economy and real estate market.

Due to recent changes and assessments by the FDIC, FDIC insurance assessments amounted to $1,128,000 for the entire year of 2009, representing a $724,000 or 179% increase over the entire year of 2008.  The increase in FDIC insurance premiums is the direct result of increased base assessment rates and an emergency special assessment, as determined by the FDIC.  The FDIC Board adopted an interim rule imposing an emergency special assessment on the industry on June 30, 2009.  For Union National, the emergency special assessment amounted to $237,000.  The interim rule would also permit the FDIC Board to impose another similar emergency special assessment after June 30, 2009, if necessary, to maintain public confidence in federal deposit insurance.  On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

For the year ended December 31, 2009, the decrease in advertising and marketing expense was part of operating more efficiently in a difficult economy.

The decrease in other expense included a decrease in employee related expenses such as training, travel, seminars, and staff recruitment and a decrease in the expense paid for coffee in the Bank’s gold café branches.  Additionally, in 2009, the Bank continued with certain cost-reducing de-leveraging activities by using funds from low-interest earning assets and low-interest cost short-term borrowings to pay down higher interest cost long-term debt.  During the year ended December 31, 2009 and 2008, the Bank prepaid $17,000,000 and $18,482,000 of FHLB advances, respectively.  In conjunction with the prepayments, the Bank incurred $536,000 and $72,000 of prepayment penalties for the years ended December 31, 2009 and 2008, respectively, which were included in other non-interest expense.  The year ended December 31, 2008, included a loss of $370,000 related to certain fraudulent loans made by a former employee.

Income Taxes. For the year ended December 31, 2009, an income tax benefit was recorded for $802,000, which primarily resulted from a pre-tax loss, as compared to an income tax benefit of $188,000 for the same period in 2008.  Generally, Union National’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  In accordance with ASC Topic 740, “Income Taxes”, no adjustments have been recorded for unrecognized income tax benefits for the periods ended December 31, 2009 and 2008.  The realization of deferred tax assets is dependent on future earnings.   Management anticipates that future earnings will be adequate to fully utilize deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

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

Management believes that the Bank’s core deposits are fairly stable.  Liquidity and funds management is governed by policies and measured on a monthly basis.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

The Bank remains focused on growing low-cost retail deposits, while reducing high-cost wholesale funding (i.e. FHLB advances and brokered time deposits).  As of December 31, 2010 and 2009, the ratio of wholesale funding to total assets was 3% and 8%, respectively.  The decrease in the percentage of these wholesale funding sources was attributable to the de-leveraging which is discussed in Note 15 – De-Leveraging and Restructuring Activities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  As such, the Bank prepaid $22,500,000 and $17,000,000 of FHLB advances in 2010 and 2009.

At December 31, 2010, the Bank had a line of credit with a correspondent bank amounting to $3,500,000 as compared to $7,000,000 at December 31, 2009 for overnight federal funds borrowings, none of which was outstanding at December 31, 2010 or 2009. The Bank also has the ability to borrow overnight funds through the Federal Reserve discount window, which amounted to $983,000 and $14,839,000 at December 31, 2010 and 2009 respectively.  The Federal Reserve borrowing capacity is collateralized by $999,000 and $15,151,000 of investment securities at December 31, 2010 and 2009.

At December 31, 2010, the Bank had $61,102,000 of loans specifically pledged to the FHLB as collateral for the advances outstanding with the FHLB, with such collateral also providing an additional $15,140,000 borrowing capacity with the FHLB.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
The following table represents Union National’s on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2010 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Time Deposits	$91,906	$70,081	$19,513	$744	$182,244
Long-Term Debt	–	10,834	–	–	10,834
Junior Subordinated Debentures	–	–	–	17,341	17,341
Operating Leases	394	896	755	2,525	4,570
Total	$92,300	$81,811	$20,268	$20,610	$214,989

In addition, in the normal conduct of business operations, contracts for services are routinely entered into.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts.  We have contracted with our core data processor for certain services including transaction processing, branch automation and communication services, trust processing, ATM processing and various other services.  The current contract was renegotiated in January 2007 with a maturity date of November 2013.  Any early termination would require the payment of a substantial penalty.  Payments under this contract amounted to $1,262,000 for the year ended December 31, 2010.  Future payments under this contract will vary based on transaction and account volumes and may also reflect inflationary cost adjustments.

We are not aware of any other commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources.  We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit, which are discussed in Note 12 – Commitments, Guarantees and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

REGULATORY MATTERS
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Union National and the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, Union National’s and the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.  Also, Union National is susceptible to changes in tax law that may increase the cost of doing business or impact Union National’s ability to realize the value of deferred tax assets. Further, the business of Union National is affected by the state of the financial services industry in general.  Please refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on specific regulatory matters impacting Union National.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item.  Union National meets the definition of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31,
	2010	2009
Assets
Cash and Due from Banks	$7,676	$8,807
Interest-Bearing Demand Deposits in Other Banks	36,815	34,533
Total Cash and Cash Equivalents	44,491	43,340

Interest-Bearing Time Deposits in Other Banks	1,960	9,229
Investment Securities Available for Sale	35,670	60,546

Loans, Net of Unearned Income	326,294	339,274
Less: Allowance for Credit Losses	(6,526)	(5,858)
Net Loans	319,768	333,416

Premises and Equipment, Net	10,553	11,403
Restricted Investment in Bank Stocks	3,562	3,727
Bank-Owned Life Insurance	11,776	11,539
Other Real Estate Owned	8,438	5,383
Other Assets	11,312	11,061
Total Assets	$447,530	$489,644

Liabilities
Deposits:
Noninterest-Bearing	$68,022	$54,331
Interest-Bearing	319,448	350,434
Total Deposits	387,470	404,765

Long-Term Debt	10,834	33,334
Junior Subordinated Debentures	17,341	17,341
Other Liabilities	3,382	2,868
Total Liabilities	419,027	458,308

Stockholders’ Equity

Preferred Stock (Series A), liquidation value $1,000 per share Shares authorized - 5,000; Issued and outstanding – 0 and 1,275 at December 31, 2010 and 2009, respectively	–	1,275
Common Stock, par value $0.25 per share Shares authorized - 20,000,000; Issued – 3,427,084 and 3,109,105 at December 31, 2010 and 2009, respectively; Outstanding - 3,058,895 and 2,740,916 at December 31, 2010 and 2009, respectively	857	777
Surplus	15,092	13,891
Retained Earnings	21,007	22,921
Accumulated Other Comprehensive Loss	(1,120)	(195)
Treasury Stock, at cost; 368,189 shares	(7,333)	(7,333)
Total Stockholders’ Equity	28,503	31,336
Total Liabilities and Stockholders’ Equity	$447,530	$489,644

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Interest Income
Interest and Fees on Loans	$20,008	$21,593	$24,594
Investment Securities:
Taxable Interest	1,004	1,734	3,209
Tax-Exempt Interest	351	160	–
Dividends	36	40	114
Other	221	231	256
Total Interest Income	21,620	23,758	28,173

Interest Expense
Deposits	5,883	8,394	9,470
Long-Term Debt	1,101	2,054	2,795
Junior Subordinated Debentures	770	838	1,104
Short-Term Borrowings	–	–	210
Total Interest Expense	7,754	11,286	13,579
Net Interest Income	13,866	12,472	14,594
Provision for Credit Losses	3,335	2,627	1,027
Net Interest Income after Provision for Credit Losses	10,531	9,845	13,567

Non-Interest Income
Service Charges on Deposit Accounts	1,847	2,158	1,950
Other Service Charges, Commissions, Fees	1,226	1,154	1,091
Alternative Investment Sales Commissions	750	662	814
Earnings from Bank-Owned Life Insurance	401	431	439
Income from Fiduciary Activities	160	180	309
Gain on Life Insurance Proceeds	115	–	–
Other Income	158	453	242
Net Gain on Sale of Investment Securities	969	1,841	252

Other-Than-Temporary Impairments (“OTTI”) of Securities	(1,664)	(1,504)	(1,290)
Portion of OTTI Recognized in Other Comprehensive Loss	–	–	–
Net OTTI Losses on Securities	(1,664)	(1,504)	(1,290)
Total Non-Interest Income	3,962	5,375	3,807

Non-Interest Expense
Salaries, Wages, and Employee Benefits	7,101	7,033	7,676
Net Occupancy	1,847	1,724	1,818
Data and ATM Processing	1,700	1,681	1,641
Professional Fees and Regulatory Assessments	944	1,160	1,036
FDIC Insurance	935	1,128	404
Furniture and Equipment	827	935	1,017
Pennsylvania Shares Tax	381	297	273
Supplies and Postage	246	367	401
Advertising and Marketing	158	211	412
Merger and Acquisition Expense	797	–	–
Losses on Sale/Write down of Other Real Estate Owned	227	–	–
Other Expense	2,491	2,201	2,440
Total Non-Interest Expense	17,654	16,737	17,118
(Loss) Income Before Benefit from Income Taxes	(3,161)	(1,517)	256
Benefit from Income Taxes	(1,282)	(802)	(188)
Net (Loss) Income	(1,879)	(715)	444
Preferred Stock Dividends	35	–	–
Net (Loss) Income Available to Common Stockholders	$(1,914)	$(715)	$444

(Loss) Earnings Per Common Share
Basic and Diluted	$(0.67)	$(0.26)	$0.17
Cash Dividends Paid Per Common Share	–	–	–

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Shares of Common Stock Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2007	2,546,549	–	$741	$13,313	$23,063	$12	$(8,329)	$28,800

Comprehensive Income:
Net Income	–	–	–	–	444	–	–	444
Unrealized Losses on Available for Sale Securities, Net of Tax	–	–	–	–	–	(661)	–	(661)
Reclassification Adjustment for Gains Included in Net Income, Net of Tax	–	–	–	–	–	(166)	–	(166)
Reclassification Adjustment for Impairment Charges on Securities, Net of Tax	–	–	–	–	–	851	–	851
Total Comprehensive Income								468
Issuance of Common Stock under:
Private Placement Offering, Net of Costs	172,132	–	44	1,542	–	–	–	1,586
Dividend Reinvestment; Stock Purchase Plans	745	–	–	8	–	–	–	8
Employee Plans	650	–	–	5	–	–	–	5
Implementation of ASC Topic 715, “Split Dollar Life Insurance Arrangements”	–	–	–	–	(73)	–	–	(73)

Balance at December 31, 2008	2,720,076	–	785	14,868	23,434	36	(8,329)	30,794

Comprehensive Loss:
Net Loss	–	–	–	–	(715)	–	–	(715)
Unrealized Gains on Available for Sale Securities, Net of Tax	–	–	–	–	–	193	–	193
Reclassification Adjustment for Cumulative Effect of ASC Topic 320, “Investments – Debt and Equity Securities” (net of $104 tax effect)	–	–	–	–	202	(202)	–	–
Reclassification Adjustment for Gains Included in Net Loss, Net of Tax	–	–	–	–	–	(1,215)	–	(1,215)
Reclassification Adjustment for Impairment Charges on Securities, Net of Tax	–	–	–	–	–	993	–	993
Total Comprehensive Loss								(744)
Issuance of Preferred Stock, Net of Costs	–	1,275	–	(57)	–	–	–	1,218
Issuance of Common Stock under Dividend Reinvestment Plan	20,840	–	5	63	–	–	–	68
Retirement of Treasury Stock (50,000 shares)	–	–	(13)	(983)	–	–	996	–

Balance at December 31, 2009	2,740,916	1,275	777	13,891	22,921	(195)	(7,333)	31,336

Comprehensive Loss:
Net Loss	–	–	–	–	(1,879)	–	–	(1,879)
Unrealized Loss on Available for Sale Securities, Net of Tax	–	–	–	–	–	(1,384)	–	(1,384)
Reclassification Adjustment for Gains Included in Net Loss, Net of Tax	–	–	–	–	–	(639)	–	(639)
Reclassification Adjustment for Impairment Charges on Securities, Net of Tax	–	–	–	–	–	1,098	–	1,098
Total Comprehensive Loss								(2,804)
Preferred Stock Converted to Common Stock	316,500	(1,275)	79	1,196	–	–	–	–
Issuance of Common Stock under Dividend Reinvestment Plan	1,479	–	1	5	–	–	–	6
Dividends Paid to Preferred Stockholders	–	–	–	–	(35)	–	–	(35)

Balance at December 31, 2010	3,058,895	–	$857	$15,092	$21,007	$(1,120)	$(7,333)	$28,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(1,879)	$(715)	$444
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	1,020	1,171	1,313
Provision for Credit Losses	3,335	2,627	1,027
Net Amortization (Accretion) of Investment Securities Premiums (Discounts)	393	559	(51)
Net Investment Securities Gains on Sales and OTTI Losses	695	(337)	1,038
Benefit from Deferred Income Taxes	(398)	(609)	(1,472)
Earnings from Bank-Owned Life Insurance	(401)	(431)	(439)
Gain from Life Insurance Proceeds	(115)	–	–
Decrease in Accrued Interest Receivable	108	55	450
Decrease (Increase) in Other Assets	486	(4,201)	131
Increase (Decrease) in Other Liabilities	514	(195)	(666)
Loss on Sale of Loans	–	–	37
Cash Payments Related to Restructuring Charge	–	–	(223)
Net Loss on Sale of OREO	227	–	–
Net Cash Provided by (Used In) Operating Activities	3,985	(2,076)	1,589

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	113,296	197,637	42,463
Proceeds from Maturities and Principal Repayments on Available-for-Sale Securities	42,127	39,152	38,254
Purchases of Available-for-Sale Securities	(133,036)	(233,313)	(71,780)
Net Maturities (Purchases)of Time Deposits in Other Banks	7,269	(7,454)	(1,775)
Sale (Purchases)of Restricted Investments in Bank Stocks, net	165	(24)	(51)
Net Decrease (Increase) in Loans	5,148	2,347	(1,090)
Proceeds from Sale of Loans	–	9,800	6,766
Proceeds from Bank-Owned Life Insurance	279	–	–
Purchases of Premises, Equipment and Software	(141)	(389)	(4,175)
Proceeds from Sale of Other Real Estate Owned	1,883	349	–
Net Cash Provided by Investing Activities	36,990	8,105	8,612

Cash Flows from Financing Activities
Net (Decrease) Increase in Demand Deposits and Savings Accounts	(7,230)	22,733	(11,097)
Net (Decrease) Increase in Time Deposits	(10,065)	(1,545)	18,363
Net Decrease in Short-Term Borrowings	–	–	(6,629)
Payments on Long-Term Debt	(22,500)	(17,000)	(18,482)
Issuance of Common Stock, Net of Costs	6	68	1,599
Issuance of Preferred Stock, Net of Costs	–	1,218	–
Cash Dividends Paid to Preferred Stockholders	(35)	–	–
Net Cash (Used In) Provided by Financing Activities	(39,824)	5,474	(16,246)
Net Increase (Decrease) in Cash and Cash Equivalents	1,151	11,503	(6,045)
Cash and Cash Equivalents at Beginning of Period	43,340	31,837	37,882
Cash and Cash Equivalents at End of Period	$44,491	$43,340	$31,837

Supplemental Disclosures of Cash Flow Information
Interest Paid	$7,934	$11,771	$14,247
Income Tax Paid	–	750	525

Supplemental Schedule of Noncash Activities
Transfers from Loans to Other Real Estate Owned	$5,165	$5,732	$–
Conversion of Preferred Stock to Common Stock	$1,196	$–	$–
Retirement of Treasury Stock (50,000 shares in 2009)	$–	$996	$–

 See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Union National Financial Corporation (“Union National”) and its subsidiary, Union National Community Bank (the “Bank”), are in conformance with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry.  Union National’s trust subsidiaries, Union National Capital Trust I and Union National Capital Trust II, were established for the purpose of issuing $11,000,000 of trust capital securities during 2003 and 2004 (for additional information, refer to Note 9 - Junior Subordinated Debentures).

The Bank is a full-service commercial bank which operates ten retail office locations in Lancaster County, Pennsylvania, providing a wide range of services to individuals and businesses.  The Bank accepts time, demand and savings deposits and offers secured and unsecured commercial, real estate and consumer loans.  The Bank also offers retail nondeposit investment services.  The Bank is subject to government regulation and undergoes periodic examinations by its primary federal regulator, the Office of the Comptroller of the Currency.

Basis of Presentation.  The consolidated financial statements include the accounts of Union National and the Bank.  All material intercompany accounts and transactions have been eliminated.  Union National’s two trust subsidiaries are not consolidated.  Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2010.  The reclassifications had no effect on the results of operations.

Union National has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Use of Estimates. The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses.  Accordingly, actual results may differ from estimated amounts.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, and the potential impairment of restricted investment in bank stocks.

Significant Group Concentrations of Credit Risk. Most of Union National’s activities are with customers primarily located in Lancaster County, PA.  The types of securities in which Union National invests are discussed in Note 3 - Investment Securities Available for Sale, while the types of lending activities that Union National engages in are discussed in Note 4 - Loans.  Union National does not have any significant concentrations of risk in any one industry or customer.  A large portion of the loan portfolio consists of commercial and agricultural loans, primarily secured by real estate.

Cash and Cash Equivalents. For purposes of reporting the consolidated statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with banks, and federal funds sold.  Generally, federal funds sold are for one-day periods.

Interest-Bearing Time Deposits in Other Banks. Interest-bearing time deposits in other banks consist of FDIC-insured certificates of deposit in other banks with remaining maturities less than four years, and are carried at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Investment Securities. All of Union National’s investment securities were classified as available for sale at December 31, 2010 and 2009, and iinclude marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  In addition to the investment portfolio generating interest income, it serves other primary financial management functions such as a reliable source of liquidity and a tool to manage interest rate risk.  In order to support these functions, the entire investment portfolio has been designated as available for sale.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of an issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income (loss), a component of stockholders’ equity.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities - In order to determine whether unrealized losses in the fair value of investment securities reflect OTTI, management regularly reviews the entire portfolio of investment securities for possible impairment, analyzing factors including but not limited to the underlying creditworthiness of the issuing organization, the length of time for which the fair value of the investment securities has been less than cost, and independent analysts’ opinions about circumstances that could affect the performance of the investment securities. In assessing potential OTTI for debt securities, other considerations include (i) whether management intends to sell the security, or (ii) if it is more likely than not that management will be required to sell the security before recovery, or (iii) if management does not expect to recover the entire amortized cost basis.  In assessing potential OTTI for equity securities, additional factors considered include management’s intention and ability to hold the securities until recovery of unrealized losses.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally stated at their outstanding unpaid principal balances, net of an allowance for credit losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  Union National is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loan portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: commercial real estate secured; commercial secured, unsecured and lease financing; and commercial other. Consumer loans consist of the following classes: residential mortgage loans;   home equity installment loans and lines of credit; and consumer loans other.

Commercial Loans – Real Estate Secured - Union National engages in commercial lending secured by real estate in its primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of the commercial loan portfolio is secured by owner-occupied commercial office and manufacturing properties, as well as agricultural land.  A smaller portion of Union National’s commercial real estate portfolio is secured by commercial real estate development and construction projects.

Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and typically require the personal guarantees of the principals of the borrowing entities.  Terms of construction loans depend on the specifics of the project such as estimated absorption rates, estimated time to complete, etc.  In underwriting commercial real estate loans, Union National performs a thorough analysis of the financial condition and cash flows of the borrower, the borrower’s credit history, the borrower’s character, and the reliability and predictability of the cash flow generated by the business and property securing the loan. Appraisals supporting the underwriting of properties securing commercial real estate loans are performed by independent appraisers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Commercial real estate loans generally present a higher level of risk than other types of loans primarily due to adverse economic conditions causing declines in the values of the collateral.  This market value risk is somewhat mitigated for owner-occupied commercial real estate loans since the performance and cash flow of the business is the primary source of loan repayment, and not the sale or rent of the real estate.

Commercial Loans – Secured, Unsecured, Leases, and Other - Union National originates commercial loans not secured by real estate, but instead by business operations and non-real-estate assets, generally referred to as commercial and industrial loans.  These commercial and industrial loans are made primarily to businesses located in Union National’s primary market, Lancaster County, Pennsylvania, and surrounding areas.  These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, and inventory and accounts receivable management, supporting the businesses growth, stability, and profitability.  A small proportion of these loans are commercial capital leases; however, the lease credit product is generally no longer being offered and the related portfolio is less than 2% of commercial loans.

Generally, the maximum term for commercial loans used for machinery and equipment purchases is based on the projected useful life of such machinery and equipment.  Most working capital and business lines of credit are written on demand and require annual renewal.  Commercial and industrial loans are generally secured with short-term assets; however, in some cases, additional collateral such as junior liens on real estate is provided as additional security for the loan.  Loan-to-values have been established by Union National, specific to the type of business collateral, and generally do not exceed 75% of the value of the underlying business assets. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

In underwriting commercial and industrial loans, an analysis of the borrower’s capacity to repay the loan, the adequacy of the borrower’s capital and collateral, the borrower’s character, as well as an evaluation of the local and broader economic conditions affecting the borrower’s business, is performed.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of Union National’s underwriting analysis.

Commercial loans generally present a higher level of risk than other types of loans primarily due to adverse economic conditions having a negative effect on business sales, receivable collections, and, cash flows.

Residential Mortgage Loans, and Home Equity Loans and Lines of Credit -  Union National originates one-to-four-family first position residential mortgage loans, and junior lien home equity loans and lines of credit, through the Bank’s marketing efforts, to present customers, new walk-in customers, and referred customers.  Residential mortgage and home equity credits include fixed-rate and adjustable rate mortgages with terms up to a maximum of 20 years for both permanent structures and those under construction. These one-to-four-family mortgage originations are secured by residential properties primarily located in Union National’s primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of residential mortgage and home equity credits have a total loans-to-value ratio of 80% or less.  If the total of residential mortgage and home equity loans and lines on a residential property exceed 80% of the underlying real estate value, the borrowers are required to have private mortgage insurance.

In underwriting one-to-four-family residential mortgage and home equity credits, Union National evaluates both the borrower’s ability to make monthly payments (from the borrower’s existing financial condition and sustainable income sources), and the value of the residential property securing the loan.  Real estate properties securing residential mortgage and home equity credits are appraised by independent fee appraisers.  Union National generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (and flood insurance, if necessary) in an amount not less than the appraised value of the property securing the loan.  Union National has not engaged in sub-prime residential mortgage originations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Residential mortgage and home equity credits present a credit risk to Union National, but generally at a lower risk profile as compared to other types of loans since, though adverse economic conditions may cause a decline in property value or cessation in borrower repayment ability, the loan-to-value underwriting standards and generally higher marketability of residential real estate provides for more effective collateral liquidation to cover outstanding loan balances.

Other Consumer Loans -   The Corporation offers a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits, and unsecured consumer loans.  Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

Consumer loans not secured by real estate generally entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Nonaccrual Loans - Generally, a loan is classified as nonaccrual, and the accrual of interest on such loan  is discontinued, when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan 90 days or more past due may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans including impaired loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when both principal and interest are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Nonaccrual loans include impaired loans.  The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

Allowance for Credit Losses. In accordance with GAAP, the allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on Union National’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance for credit losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans and home equity lines of credit, and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors.  Separate qualitative factor adjustments are made for higher-risk criticized loans that are not impaired.

Qualitative risk factors used by the Bank to adjust historical loan loss rates include:

1.	Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as trends and other loan modifications.
6.	Quality of Union National’s loan review system, and the degree of oversight by Union National’s Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each qualitative factor is assigned a value that is added to or deducted from the historical loss rate for separately defined loan pools to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

A relatively small component of the allowance for credit losses is an unallocated component which covers uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general loss components in the portfolio.

If, based on current information and events, it is probable that the Bank will be unable to collect both the contractual principal and interest payments as scheduled according to a loan’s contractual terms, the loan is considered impaired.  However, management determines the significance of payment delays and shortfalls on a case-by-case basis and may judge an insignificant delay or insignificant shortfall in the amount of payments as not reflective of an impairment.  For example, a loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  When the Bank determines that a loan is impaired, the Bank measures impairment on the present value of expected future cash flows, or based upon a loan’s observable market price, or based upon the fair value of collateral if the loan is collateral dependent.  When the Bank uses the fair value of collateral to measure impairment where some or all of the repayment of the loan is dependent upon the liquidation of the collateral, the fair value of the collateral shall be adjusted by the estimated costs of liquidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Union National does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are associated with a commercial relationship or the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if Union National grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan pools into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged off against the allowance for credit losses.  Loans not criticized are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review Union National’s allowance for credit losses and may require Union National to recognize additions to or charge-offs against the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition.   Union National had a reserve of $101,000 as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation, which is computed over the assets’ estimated useful lives on both the accelerated and the straight-line methods. Land is carried at cost. Leasehold improvements are stated at cost less accumulated amortization, which is computed over the term of the lease, including renewal options, if reasonably assured, on the straight-line method.  Gains and losses on premises and equipment are recognized upon disposal of the asset.  Charges for maintenance and repairs are charged to expense as incurred.

Restricted Investment in Bank Stocks. Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost since there is no market value available.  Restricted investments in banks stocks consist of the common stock of the Federal Reserve Bank of Philadelphia (“FRB”), the Atlantic Central Bankers Bank (“ACBB”) and the Federal Home Loan Bank of Pittsburgh (“FHLB”).

The Bank’s investment in FHLB stock is required for membership in the organization and is dependent upon the relative size of outstanding borrowings Union National has with the FHLB.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  However, in 2010, the FHLB partially repurchased excess capital stock held by member banks of the FHLB.  Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2010, 2009, or 2008.  However, security impairment analysis is completed quarterly and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

Bank-Owned Life Insurance. Union National invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchase of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and is a joint or sole beneficiary of the policies. This life insurance investment is carried as an asset at the cash surrender value of the underlying policies.   Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reflected in non-interest income.

ASC Topic 715, “Compensation – Retirement Benefits” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  Union National has certain split-dollar life insurance arrangements as part of Union National’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715.  On January 1, 2008, Union National recorded a cumulative effect adjustment to the balance of retained earnings of $73,000 for the liability from split-dollar life insurance arrangements related to periods prior to 2008.  Compensation expense related to this split-dollar life insurance was $13,000, $16,000 and $12,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets is deemed to be surrendered, specifically when (i) the assets have been isolated from Union National; (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and, (iii) Union National does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Mortgage Servicing Rights. Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows for pools of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in other assets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $34,000 at both December 31, 2010 and 2009.  Any related amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Operations in other non-interest income.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

Union National retains the servicing rights on certain mortgage loans sold to the FHLB in years prior to 2008, and receives mortgage banking fee income based upon the principal balance outstanding.  Total loans serviced for the FHLB amounted to $18,849,000, $23,921,000, and $28,284,000 at December 31, 2010, 2009, and 2008, respectively.  These mortgage loans sold to the FHLB and serviced by Union National are not reflected in the Consolidated Statements of Financial Condition.

Other Real Estate Owned. Other real estate owned (“OREO”) includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when effective control of the real estate collateral has been taken prior to completion of formal foreclosure proceedings.  OREO is held for sale and is recorded at fair value less estimated costs to sell.  Net costs to maintain OREO and subsequent net losses or gains attributable to OREO liquidations are included in the Consolidated Statements of Operations in other expense as realized.  No depreciation or amortization expense is recognized.

Trust Assets. The market value of trust assets under management amounted to $2,108,000 and $30,748,000 at December 31, 2010 and 2009, respectively.  Trust assets held in a fiduciary capacity are not assets of Union National and are not included in the Consolidated Statements of Financial Condition.  During 2010 Union National transferred a majority of the trust accounts to an unaffiliated third-party trust company, Security National Trust Company (“Security National”), and transferred a few other trust accounts to other trustees in accordance with grantor and/or beneficiary specifications.  Under a separate agreement with Security National, Union National will continue to share in the revenues generated from Security National’s management of trust accounts transferred to Security National, and will receive a share of revenues on future trust business referrals from Union National to Security National.

Off-Balance Sheet Commitments and Contingencies. In the ordinary course of business, Union National makes commitments to extend credit to customers through loan commitments, lines of credit and letters of credit.  Such financial instruments are recorded when they are funded.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.

Since July 1, 2008, the Bank has participated in a health care expense management consortium with other Pennsylvania banks. The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees (for additional information regarding off-balance sheet commitments, refer to Note 12 – Commitments, Guarantees, and Contingencies).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Comprehensive Income (Loss). GAAP requires that recognized revenue, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the Consolidated Statements of Financial Condition, such items, along with net income (loss), are components of comprehensive income (loss).   Union National reports the components of comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity.

Treasury Stock. The acquisition of treasury stock is recorded under the cost method.  The subsequent disposition or sale of the treasury stock is recorded using the average cost method.  No treasury stock was retired during 2010.  During the year ended December 31, 2009, Union National retired 50,000 shares of treasury stock.

Stock-Based Compensation. In accordance with ASC Topic 718, “Compensation – Stock Compensation”, Union National recognizes compensation expense for share-based awards based upon an assessment of the fair value on the grant date.  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  Stock compensation expense is recognized on a straight-line basis over the vesting period of the award (for additional information regarding stock-based compensation, refer to Note 2 – Stock-Based Compensation).

Advertising and Marketing Costs. Advertising and marketing costs are charged to expense as incurred.

Income Taxes. Union National accounts for income taxes in accordance with income tax accounting guidance (ASC Topic 740, “Income Taxes”).  For the periods covered by these consolidated financial statements, Union National adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which set out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  Union National determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Union National accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority   that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to managements’ judgment.

Union National recognizes interest and penalties on the income taxes as a component of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Segment Reporting. Union National has only one operating segment consisting primarily of its banking and fiduciary activities, consistent with how management monitors financial results.  Management does not separately allocate expenses between the commercial, retail and trust operations of the Bank.  As such, discrete information is not available and segment reporting would not be meaningful.

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share reflects the potential dilution from (i) preferred stock shares converting to common stock shares, and (ii) options to issue common stock being exercised.  The terms of the conversion of preferred stock to common stock shares are discussed in Note 17 – Stock Issued Under Private Placement Offerings and Dividend Reinvestment Plan. For the year ended December 31, 2010, there were 1,275 preferred stock shares converted to common stock shares, which had a dilutive effect.  There were no preferred stock conversions for the year ended December 31, 2009.  Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.  The dilutive earnings (loss) per common share for each period was not affected by the impact of stock options.  At December 31, 2010, 2009 and 2008, there were 74,435,  78,674 and 93,511 stock options outstanding, respectively, which had no intrinsic value.

The computation of basic and diluted (loss) earnings per common share, net (loss) income available to common shareholders, and weighted-average number of shares outstanding for the years ended December 31, 2010, 2009 and 2008, are presented below (amounts, except (loss) earnings per share, in thousands):

	Years Ended December 31,
	2010	2009	2008

Net (Loss) Income available to common shareholders	$(1,914)	$(715)	$444
Weighted-average common shares outstanding	2,875	2,730	2,643
Basic (Loss) Earnings Per Common Share	$(0.67)	$(0.26)	$0.17

Weighted-average common shares outstanding	2,875	2,730	2,643
Effect of Dilutive Securities (1):
Convertible preferred stock	–	–	–
Stock options	–	–	–
Total weighted-average common shares and equivalents	2,875	2,730	2,643
Diluted (Loss) Earnings Per Common Share	$(0.67)	$(0.26)	$0.17

(1)
Had Union National not been in a loss position for the year ended December 31, 2010, the calculation of diluted loss per common   share would have included an additional 186,000 weighted-average common shares outstanding for convertible preferred stock that was issued beginning in September 2009.  Had Union National not been in a loss position for the year ended December 31, 2009, the calculation of diluted loss per common share would have included an additional 64,000 weighted-average common shares.  This would reflect the potential dilution that could occur for each period if all of preferred stock shares were converted to common stock shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Recent Accounting Pronouncements

ASU 2010-06. The FASB has issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.

Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  Union National’s adoption of this new pronouncement did not have a material impact on recorded balances in its consolidated financial statements.  For related disclosures, see Note 18 – Fair Value Measurement of Assets and Liabilities/Fair Value of Financial Instruments.

ASU 2010-18.  In April 2010, the FASB issued ASU 2010-18, “Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”, which codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool  under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.

Union National’s adoption of this new pronouncement did not have a material impact on Union National’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

Union National’s adoption of this new pronouncement is reflected in Note 4 – Loans and Related Allowance for Credit Losses but did not have a material impact on the recorded amounts in Union National’s consolidated financial statements.

ASU 2010-28. In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities.  Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35.

Union National does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

ASU 2010-29.  In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Union National does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

ASU 2011-01.  In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.   Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The deferral in this amendment is effective upon issuance.  Union National does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 2 – STOCK-BASED COMPENSATION

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

Union National had two plans with stock options outstanding as of December 31, 2010(i) the Employee Stock Incentive Plan (“SIP”); and, (ii) the Independent Directors’ Stock Option Plan (“IDSOP”).  Neither of these plans had remaining options available for grant as of December 31, 2010. Options granted under the SIP are incentive stock options with terms up to 10 years and option prices equal to the fair value of the shares on the date of the grant.  SIP options vest over six months, become exercisable nine months after the grant date, and generally lapse 90 days after termination of employment.  Options granted under the IDSOP consist of non-qualified stock options with terms up to 10 years.  IDSOP options have exercise prices equal to the fair value of the shares on the date of the grant and expire one year after departure from the Board of Directors.  It is Union National’s policy to issue new shares upon the exercise of stock options.

Prior to March 1, 2008, Union National had an Employee Stock Purchase Plan (“ESPP”); options granted under the ESPP had a five-year term and could be exercised at 85% of the fair market value of the stock on the date of exercise.

No share-based awards were granted or vested during the years ended December 31, 2010, 2009 and 2008; accordingly, no compensation expense was recorded during these years.

Stock option activity for the years ended December 31, 2010, 2009 and 2008, is summarized below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of Year	78,674	$18.83	93,511	$18.82	124,439	$18.32
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	(650)	8.70
Forfeited	–	–	(2,710)	19.77	(20,886)	18.06
Expired	(4,239)	12.60	(12,127)	18.49	(9,392)	14.44
End of Year	74,435	$19.19	78,674	$18.83	93,511	$18.82

Weighted-average fair value of options granted during the year		$–		$–		$–

All stock options outstanding at December 31, 2010 and 2009, had no intrinsic value (the amount by which the market price exceeds the exercise price).  All stock options outstanding at December 31, 2010 were fully vested and consisted of the following:

		Weighted-Average
Range of Exercise Prices	Options Outstanding	Exercise Price	Remaining Contractual Life
$11.52 – $13.08	8,534	$12.88	0.84 years
$13.09 – $16.10	6,909	15.86	1.84 years
$16.11 – $18.49	2,314	17.89	2.33 years
$18.50 – $20.81	23,325	19.00	5.02 years
$20.82 – $22.14	33,353	21.71	3.85 years
Total	74,435	$19.19	3.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

ASC Topic 718 also requires that the tax benefit from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and shares purchased under the Employee Stock Purchase Plan (“ESPP”) in excess of the tax benefit from the compensation expense recorded for those options be included in the Consolidated Statements of Cash Flows as a cash inflow from financing activities.  No tax benefit was recorded for the years ended December 31, 2010, 2009 and 2008, as there were no such exercises or dispositions during those years.

As discussed in Note 14 – Proposed Merger, Union National has entered into an Agreement and Plan of Merger with Donegal Financial Services Corporation.  Under the terms of the merger agreement, at no later than the effective date of the merger, Union National shall use commercially reasonable efforts to obtain from each holder of an option or other right to purchase Union National common stock such holder’s consent to the surrender and cancellation of such options or other rights.

NOTE 3 – INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities are presented in the tables below as of December 31, 2010 and 2009 (in thousands).  The unrealized gains (losses) for these investment securities have been recorded in accumulated other comprehensive income (loss), net of related tax expense (benefit), which amounted to a net unrealized loss of ($1,120,000) at December 31, 2010, as compared to a net unrealized loss of ($195,000) at December 31, 2009.

	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$4,723	$–	$(29)	$4,694
Obligations of State and Political Subdivisions	25,070	–	(1,660)	23,410
Obligations of U.S. Government Agencies	7,504	5	(7)	7,502
Equity Securities	70	7	(13)	64
Total Investment Securities	$37,367	$12	$(1,709)	$35,670

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Agency Mortgage-Backed Securities	$53,752	$26	$(384)	$53,394
Private Issuer Mortgage-Backed Securities	2,468	170	–	2,638
Obligations of State and Political Subdivisions	4,016	–	(201)	3,815
Corporate Securities	535	96	–	631
Equity Securities	71	8	(11)	68
Total Investment Securities	$60,842	$300	$(596)	$60,546

During 2010, the previously impaired private issuer mortgage-backed securities and corporate securities were sold and, prior to their sale, Union National recorded additional other-than-temporary impairment charges of $1,664,000 in 2010, resulting in cumulative reductions for other-than-temporary impairment charges of $2,746,000 and $2,206,000, respectively.  As of December 31, 2009, the amortized cost of the private issuer mortgage-backed securities and corporate securities reflected cumulative reductions for other-than-temporary impairment charges of $1,191,000 and $2,097,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Investment securities carried at fair value of $35,606,000 and $57,209,000 at December 31, 2010 and 2009, respectively, were pledged to secure public and government entity deposits, trust deposits, and for providing collateral for the Bank’s borrowing availability at the Federal Reserve Bank.

The amortized cost and fair value of investment securities at December 31, 2010 and 2009, by contractual maturity, are presented below (in thousands).  Expected maturities will differ from contractual maturities.  Borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
Obligations of U.S. Government Agencies and Obligations of State and Political Subdivisions:
Due in One Year or Less	$–	$–
Due After One Year Through Five Years	3,504	3,497
Due After Five Years Through Ten Years	4,307	4,306
Due After Ten Years	24,763	23,109
	32,574	30,912

U.S. Agency Mortgage-Backed Securities	4,723	4,694
Equity Securities	70	64
Total Investment Securities	$37,367	$35,670

	December 31, 2009
	Amortized Cost	Fair Value
Obligations of State and Political Subdivisions and Corporate Securities:
Due in One Year or Less	$–	$–
Due After One Year Through Five Years	–	–
Due After Five Years Through Ten Years	–	–
Due After Ten Years	4,551	4,446
	4,551	4,446

U.S. Agency Mortgage-Backed Securities	53,752	53,394
Private Issuer Mortgage-Backed Securities	2,468	2,638
Equity Securities	71	68
Total Investment Securities	$60,842	$60,546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The following tables present gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (in thousands):

	At December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$4,694	$(29)	$–	$–	$4,694	$(29)
Obligations of State & Political Subdivisions	23,410	(1,660)	–	–	23,410	(1,660)
Obligations of U.S. Government Agencies	2,495	(7)	–	–	2,495	(7)
Equity Securities	–	–	16	(13)	16	(13)
Temporarily Impaired Securities	$30,599	$(1,696)	$16	$(13)	$30,615	$(1,709)

	At December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Mortgage-Backed Securities	$41,565	$(384)	$–	$–	$41,565	$(384)
Obligations of State & Political Subdivisions	3,815	(201)	–	–	3,815	(201)
Equity Securities	–	–	18	(11)	18	(11)
Temporarily Impaired Securities	$45,380	$(585)	$18	$(11)	$45,398	$(596)

Debt securities include mortgage-backed securities, obligations of state and political subdivisions, obligations of U.S. government agencies, and structured agency notes and corporate securities. At December 31, 2010, there were thirty-four debt securities with unrealized losses of $1,696,000 that amounted to 5.25% of their amortized cost, as compared to December 31, 2009, when there were twenty-seven debt securities with unrealized losses of $585,000 that amounted to 1.3% of their amortized cost.  Management believes that the unrealized losses reflect temporary declines primarily due to temporary changes in market pricing due to the market supply of bank-qualified debt securities, and the yield curve, subsequent to the acquisition of specific securities.  These temporary declines have been accounted for in other comprehensive income (loss).

Equity securities held are comprised primarily of common stock holdings in other financial institutions.  There were nine and ten equity securities with unrealized losses of $13,000 and $11,000 at December 31, 2010 and 2009, respectively.  Union National has the ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase in value to Union National’s cost, and none are securities of issuers with known debt defaults or deferrals.  Management does not consider the equity securities to be other-than-temporarily impaired at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

For the years ended December 31, 2010, 2009 and 2008, Union National received gross proceeds of $113,296,000, $197,637,000 and $42,463,000, respectively, on the sale of investment securities.  The following tables present information related to the realized gains and losses on the sales of investment securities, and losses recognized on the other-than-temporary impairment of investment securities, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Realized Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$452	$–	$–	$452
Private Issuer Mortgage-Backed Securities	4	–	(1,555)	(1,551)
Obligations of State and Political Subdivisions	456	–	–	456
Obligations of U.S. Government Agencies	50	–	–	50
Corporate Securities	5	–	(109)	(104)
Equity Securities	2	–	–	2
Total	$969	$–	$(1,664)	$(695)

	Year Ended December 31, 2009
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Net Realized Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$1,685	$(71)	$–	$1,614
Private Issuer Mortgage-Backed Securities	–	–	(645)	(645)
Obligations of State and Political Subdivisions	134	(4)	–	130
Obligations of U.S. Government Agencies	140	(24)	–	116
Corporate Securities	–	–	(859)	(859)
U.S. Treasuries	19	–	–	19
Equity Securities	17	(55)	–	(38)
Total	$1,995	$(154)	$(1,504)	$337

	Year Ended December 31, 2008
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Net Gains (Losses)
U.S. Agency Mortgage-Backed Securities	$159	$(50)	$–	$109
Private Issuer Mortgage-Backed Securities	1	–	(852)	(851)
Obligations of U.S. Government Agencies	160	(13)	–	147
Corporate Securities	9	(62)	(438)	(491)
Equity Securities	60	(12)	–	48
Total	$389	$(137)	$(1,290)	$(1,038)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Other-Than-Temporary Impairment of Investment Securities
In determining fair value and assessing the potential for other-than-temporary impairment (“OTTI”) of investment securities  as of December 31, 2010, management primarily considered accounting principles and guidance from ASC Topic 320, “Investments – Debt and Equity Securities”, and ASC Topic 820, “Fair Value Measurements and Disclosures”.  Additionally, management considered SEC guidance including SAB Topic 5M, “Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and additional interpretive guidance from SEC Press Release #2008-234, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting”.

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

The following table (in thousands) summarizes the cumulative credit related OTTI charges recognized as components of earnings for the year ended December 31, 2010:

Cumulative OTTI charges at January 1, 2010	$3,288
Additional OTTI taken for credit losses during 2010	1,664
Cumulative OTTI charges at December 31, 2010	$4,952

As of December 31, 2010, Union National’s investment portfolio does not include any securities with recorded impairments as all of these securities were sold prior to December 31, 2010.

At December 31, 2009, Union National’s investment portfolio included five investment securities with recorded impairments.  The fair value of these impaired investments was $3,269,000 as compared to an original amortized cost of $8,950,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The following table provides additional information related to these five investment securities (in thousands):
		As of December 31, 2009
	Original Amortized	Investment Rating		Current Amortized	Fair	OTTI
Description of Investment Security	Cost	Original	Current	Cost	Value	Taken

Private Issuer Mortgage-Backed Securities:
Countrywide Alt Ln 2005-83CB A3	$3,018	AAA	D	$-	$-	$1,642
Countrywide Alt Ln 2005-75CB A4	2,932	AAA	CCC	-	-	1,104
Total Mortgage-Backed Securities	$5,950			$-	$-	$2,746

Corporate Securities:
InCaps Funding II Senior Note	$1,000	A-	CCC	$-	$-	$631
InCaps Funding II Junior Note	1,000	BBB	CCC	-	-	639
USCap Funding V	1,000	BBB	C	-	-	936
Total Corporate Securities	$3,000			$-	$-	$2,206

Total Securities with OTTI	$8,950			$-	$-	$4,952

During 2009, four of the Bank’s private issuer securities were downgraded to below investment grade (another private issuer mortgage-backed security was downgraded to below investment grade in 2008).  Accordingly, the Bank recorded $1,504,000 of other-than-temporary impairment charges for the year ended December 31, 2009.  Included in the 2009 charge was $348,000 for one of the previously impaired corporate securities (USCap Funding V) which was fully impaired, completely written-off and declared   a worthless asset for tax purposes. This impaired corporate security had a cumulative credit related OTTI of $936,000 at December 31, 2009 and 2010.

During the first quarter of 2010, one of the impaired corporate securities (InCaps Funding II Senior Note) held at December 31, 2009, was sold for $277,000.  At the time of the sale, the security had $631,000 of previously recorded impairments, and an adjusted amortized cost of $272,000, which resulted in a $5,000 gain recorded on the sale.

During the third quarter of 2010, another impaired corporate security (InCaps Funding II Junior Note) was sold for $120,000, and one of the impaired private issuer mortgage-backed securities (Countrywide Alt Ln 2005-75CB A4) was sold for $396,000, which were the recorded values at the time of the sale. At the time of the sales, the impaired securities had $639,000 and $1,104,000, respectively, of previously recorded impairments.

During the fourth quarter of 2010, another impaired private issuer mortgage-backed security (Countrywide Alt Ln 2005-83CB A3) was sold for $7,000. At the time of the sale, the impaired security had $1,642,000 of previously recorded impairments and an adjusted amortized cost of $3,000, which resulted in a $4,000 gain at sale.

As discussed more thoroughly in Note 18 – Fair Value Measurements of Assets and Liabilities and Fair Value of Financial Instruments, the fair value of these investment securities for quarters ended prior to June 30, 2010, was determined by calculating the net present value of the expected future cash flows of each security, with qualitative risk-adjusted discounting for potential credit risks and nonperformance in the underlying issuers, and market sector illiquidity concerns. In accordance with ASC Topic 820, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.  For quarters ended prior to June 30, 2010, management’s judgment was that the facts and circumstances indicated significant illiquidity and an inactive market for these types of investments when other relevant observable inputs were not available; therefore, expected cash flows were used as a reasonable basis in determining the fair value of the corporate investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 4 ─ LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

At December 31, 2010 and 2009, loans outstanding consisted of the following (in thousands):

	At December 31,
	2010		2009

Commercial Loans - Real Estate Secured	$169,665	52%	$177,697	52%
Commercial Loans – Secured, Unsecured, and Leases	23,226	7	25,009	7
Commercial Loans – Other	40,528	12	42,252	13
Residential Mortgage Loans	11,868	4	16,780	5
Home Equity Installments and Lines of Credit	75,991	23	71,555	21
Consumer Loans – Other	5,016	2	5,979	2

Total	$326,294	100%	$339,274	100%

The Bank had $61,102,000 and $72,287,000 of loans specifically pledged to the FHLB for providing collateral on FHLB long-term debt at December 31, 2010 and 2009, respectively.

The Bank grants commercial loans, and residential and consumer loans, to customers primarily located in Lancaster County, Pennsylvania.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Loans to certain directors and principal officers of Union National, including their immediate families and companies in which they are principal owners (more than 10%), amounted to $3,494,000 at December   31, 2010.  Such loans were made in the ordinary course of business at normal credit terms, including interest rates and collateral requirements, and do not represent more than a normal risk of collection.  Transactions on these loans for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance, Beginning of Year	$3,255	$4,386
Additions	648	54
Deletions	(409)	(1,185)
Balance, End of Year	$3,494	$3,255

 An analysis of changes in the allowance for credit losses for the three years ended December 31, 2010, 2009 and 2008 is as follows (dollars in thousands):

	2010	2009	2008
Allowance for Credit Losses, Beginning of Year	$5,858	$4,358	$3,675
Charge-Offs	(2,693)	(1,189)	(364)
Recoveries	26	62	20
Net Charge-Offs	(2,667)	(1,127)	(344)
Addition to Provision for Credit Losses	3,335	2,627	1,027
Allowance for Credit Losses, End of Year	$6,526	$5,858	$4,358

Total Gross Loans at End of Year	$326,294	$339,274	$358,280
Ratio of Allowance for Credit Losses to Total Loans	2.00%	1.73%	1.22%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Following is a summary of impaired loan data at December 31, 2010, 2009 and 2008 (in thousands):

	At December 31,
	2010	2009	2008
Impaired Loans with a Related Allowance for Credit Losses	$2,269	$5,916	$5,058
Impaired Loans without a Related Allowance for Credit Losses	1,323	2,799	4,302
Total Impaired Loans	$3,592	$8,715	$9,360

Related Allowance for Credit Losses	$876	$1,458	$1,499
Average Outstanding Balance for the Year	4,627	8,731	6,446
Recognized Interest Income on Impaired Loans	183	605	705

Credit Quality Indicators

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings, impaired, special mention, substandard and doubtful) within Union National’s internal risk rating system as of December 31, 2010 (in thousands):

	December 31, 2010
	Pass	Impaired	Special Mention	Substandard	Doubtful	Total

Commercial Loans – Real Estate Secured	$146,708	$1,981	$467	$20,509	$–	$169,665
Commercial Loans – Secured, Unsecured, and Leases	16,216	511	718	5,781	–	23,226
Commercial Loans - Other	33,940	995	501	5,092	–	40,528
Residential Mortgage Loans	11,555	44	269	–	–	11,868
Home Equity Installments and Lines of Credit	75,356	59	–	576	–	75,991
Consumer Loans – Other	4,970	2	–	44	–	5,016

Total	$288,745	$3,592	$1,955	$32,002	$–	$326,294

Loans that are individually and collectively evaluated for impairment as well as the related allowance for credit loss at December 31, 2010 (in thousands) are presented below:

	At December 31, 2010
	Total		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Unpaid Balance	Allowance for Credit Losses	Unpaid Balance	Allowance for Credit Losses	Unpaid Balance	Allowance for Credit Losses

Commercial Loans – Real Estate Secured	$169,665	$3,238	$1,981	$508	$167,684	$2,730
Commercial Loans – Secured, Unsecured, and Leases	23,226	1,301	511	7	22,715	1,294
Commercial Loans - Other	40,528	1,440	995	345	39,533	1,095
Residential Mortgage Loans	11,868	54	44	16	11,824	38
Home Equity Installments and Lines of Credit	75,991	362	59	–	75,932	362
Consumer Loans – Other	5,016	106	2	–	5,014	106
Unallocated	–	25	–	–	–	25

Total	$326,294	$6,526	$3,592	$876	$322,702	$5,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010 (in thousands):

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:

Commercial Loans - Real Estate Secured	$438	$467	$–	$245	$–
Commercial Loans – Secured, Unsecured, and Leases	503	1,461	–	1,525	156
Commercial Loans - Other	321	327	–	339	3
Residential Mortgage Loans	–	–	–	–	–
Home Equity Installments and Lines of Credit	59	59	–	63	5
Consumer Loans - Other	2	2	–	2	–
Total	$1,323	$2,316	$–	$2,174	$164

With A Related Allowance Recorded:

Commercial Loans - Real Estate Secured	$1,543	$1,600	$508	$1,718	$–
Commercial Loans – Secured, Unsecured, and Leases	8	9	7	11	–
Commercial Loans - Other	674	674	345	673	15
Residential Mortgage Loans	44	44	16	51	4
Home Equity Installments and Lines of Credit	–	–	–	–	–
Consumer Loans - Other	–	–	–	–	–
Total	$2,269	$2,327	$876	$2,453	$19

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010 (in thousands):

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable

Commercial Loans – Real Estate Secured	$440	$466	$-	$2,225	$3,131	$166,534	$169,665
Commercial Loans – Secured, Unsecured, and Leases	209	–	312	513	1,034	22,192	23,226
Commercial Loans - Other	250	–	–	746	996	39,532	40,528
Residential Mortgage Loans	360	–	–	393	753	11,115	11,868
Home Equity Installments and Lines of Credit	318	3	–	241	562	75,429	75,991
Consumer Loans – Other	45	51	14	39	149	4,867	5,016
Total	$1,622	$520	$326	$4,157	$6,625	$319,669	$326,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Nonperforming assets at December 31, 2010 and 2009 consisted of the following (in thousands):

	At December 31,
	2010	2009
Non-accruing Loans	$4,157	$8,034
Accruing Loans – 90 Days or More Past Due	326	506
Total Nonperforming Loans	4,483	8,540
Other Real Estate Owned	8,438	5,383
Repossessed Assets	99	436
Total Nonperforming Assets	$13,020	$14,359

At December 31, 2010, the $4,157,000 of non-accrual loans, $1,389,000 are considered troubled debt restructurings.  At December 31, 2009, of the $8,034,000 of non-accrual loans, $1,501,000 are considered troubled debt restructurings.

Subsequent Events
On January 31, 2011, the Bank sold $10 million of pass-rated commercial loans to Province Bank FSB, in conjunction with liquidity and capital management strategic actions, as the impact of the sale was to increase Bank on-hand liquidity levels while reducing the Bank's asset risk profile for risk-based regulatory capital measurement purposes.  As discussed in Note 14 - Proposed Merger, the Bank is expected to merge with Province Bank FSB during 2011 in conjunction with the merger between Union National (the Bank's holding company) and Donegal Financial Services Corporation (the holding company of Province Bank FSB).

On March 31, 2011, the Bank executed the sale of a foreclosed property with a value of $5,277,000 which was included in Other Real Estate Owned on Union National’s consolidated statement of financial condition as of December 31, 2010.  The net sales proceeds received by the bank were $5,285,000 resulting in a realized gain on sale of $8,000 that will be included in other income.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	At December 31,
	2010	2009
Buildings and Improvements	$10,814	$10,814
Furniture, Fixtures & Equipment	8,692	9,024
Leasehold Improvements	1,471	1,470
Land	1,168	1,168
Land Improvements	1,105	1,100
Construction and Development	9	–
Subtotal	23,259	23,576
Less: Accumulated Depreciation	(12,706)	(12,173)
Premises and Equipment - Net	$10,553	$11,403

For the years ended December 31, 2010, 2009 and 2008, depreciation expense on premises and equipment was $982,000, $1,058,000 and $1,093,000, respectively.

Union National has entered into certain arrangements that are classified as operating leases.  The operating leases are for some branch and office locations.  The majority of the operating leases are renewable at Union National’s option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Future minimum rental and sublease payments under terms of non-cancelable operating lease and sublease agreements, including certain amounts which are payable to a related party, as of December 31, 2010, are as follows (in thousands):

	Lease Obligations	Sublease Income	Net Lease Obligations	Obligations to Related Party
2011	$699	$305	$394	$223
2012	668	254	414	277
2013	632	150	482	382
2014	532	153	379	379
2015	532	156	376	376
Thereafter	2,970	445	2,525	2,525
	$6,033	$1,463	$4,570	$4,162

Net rent expense from continuing operations consisted of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Rental Expense	$890	$845	$755
Sublease Rental Income	(320)	(316)	(225)
Net Rental Expense	$570	$529	$530

Net rental payments to a related party were $196,000, $208,000, and $282,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6 – DEPOSITS

Union National’s deposits at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Noninterest-Bearing Deposits	$68,022	$54,331

Money Market and NOW	112,119	134,600
Savings	25,085	23,526
Certificates of Deposit	182,244	192,308
Interest-Bearing Deposits	319,448	350,434

Total Deposits	$387,470	$404,765

Scheduled maturities of certificates of deposit at December 31, 2010 are as follows (in thousands):

December 31,
2010
2011	$91,906
2012	48,500
2013	21,581
2014	14,367
2015	5,146
Thereafter	744
Total Certificate of Deposits	$182,244

Total certificates of deposit included $4,414,000 and $6,572,000 of brokered CDs outstanding at December 31, 2010 and 2009, respectively.  Certificates of deposit in denominations of $100,000 or more amounted to $58,835,000 and $63,183,000 at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The maturities of certificates of deposit in denominations of $100,000 or more at December 31, 2010, are as follows (in thousands):

December 31,
Maturity	2010
3 months or less	$4,590
3 - 6 months	6,290
6 - 12 months	15,863
Over 12 months	32,092
Total CDs of $100,000 or more	$58,835

Interest expense on deposits was $5,883,000, $8,394,000 and $9,470,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 – SHORT-TERM BORROWINGS

There were no short-term borrowings outstanding as of December 31, 2010 and 2009.  There were no short-term borrowings outstanding at any month end during 2010 and 2009.

At December 31, 2010, Union National had a line of credit with a correspondent bank of $3,500,000 as compared to $7,000,000 at December 31, 2009, none of which was outstanding at December 31, 2010 or 2009.

Union National also has the ability to borrow overnight funds through the Federal Reserve discount window, which amounted to $983,000 and $14,839,000 at December 31, 2010 and 2009, respectively.  The Federal Reserve borrowing capacity was collateralized by $999,000 and $15,151,000 of investment securities at December 31, 2010 and 2009, respectively.

At December 31, 2010, Union National had $61,102,000 of loans specifically pledged to the FHLB as collateral for the advances outstanding with the FHLB, resulting in $15,140,000 of available borrowing capacity with the FHLB.

There was no interest expense on short-term borrowings for the year ended December 31, 2010. For the year ended December 31, 2009, interest expense on short-term borrowings was less than $1,000.   Interest expense on short-term borrowings was $210,000 for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 8 – LONG-TERM DEBT

Maturities of long-term debt are as follows as of December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
FHLB Fixed Rate Advances:
2010	$–	–%	$2,500	4.67%
2012	10,834	4.31	10,834	4.31
FHLB Convertible Fixed-Rate Advances:
2010	–	–	10,000	5.55
2011	–	–	10,000	5.23
Total	$10,834	4.31%	$33,334	4.98%

In 2010, the Bank continued with de-leveraging activities by paying $22,500,000 of FHLB advances in full ahead of their scheduled maturity date.  The FHLB debt prepaid in 2010 had a fixed weighted average interest cost of 5.31%, and Union National incurred $480,000 of debt prepayment penalties, which were included in other expense. The penalties are expected to be more than offset by future cumulative savings on interest expense that would have been incurred if such debt was not paid until its scheduled maturity.  The balance of long-term debt was reduced to $10,834,000 at December 31, 2010 from $33,334,000 at December 31, 2009.

FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities.  The Bank had $61,102,000 and $72,287,000 of loans specifically pledged to the FHLB for providing collateral on outstanding FHLB advances at December 31, 2010 and 2009, respectively.  In addition, FHLB advances are secured by FHLB stock owned by Union National with a carrying amount of $3,133,000 and $3,298,000 at December 31, 2010 and 2009.

As a result of the formal agreement entered into in 2009 with the OCC (refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies), the Bank delivered collateral to the FHLB to support the current outstanding balance owed to the FHLB and future advances would be contingent upon additional collateral delivery to the FHLB.  After the $22,500,000 of debt prepayments in 2010, more than enough collateral has been pledged to the FHLB to (i) support the remaining outstanding balance of $10,834,000 owed to the FHLB, and (ii) provide $15,140,000 of available borrowing capacity with the FHLB at December 31, 2010.

FHLB long-term advances are subject to prepayment penalties, which vary based upon current market interest rates.

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

Union National had three issuances of junior subordinated debentures, totaling $17,341,000, outstanding as of both December 31, 2010 and 2009.

On July 28, 2006, the Bank issued $6,000,000 of subordinated debentures due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%.  The first coupon reset date is September 15, 2011.

In December 2003, Union National Capital Trust I (“UNCT I”) issued $8,248,000 of floating-rate debentures due January 23, 2034, of which $248,000 is related to Union National’s capital contribution.  UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%.  The coupon rate was 3.14% and 3.13% at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

In October 2004, Union National Capital Trust II (“UNCT II”) issued $3,093,000 of debentures due November 23, 2034, of which $93,000 is related to Union National’s capital contribution.  UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The coupon rate was 2.28% and 2.27% at December 31, 2010 and 2009, respectively.

All of the junior subordinated debentures are callable at Union National’s option beginning at five years from the date of issuance.  These debentures do not have to be called in full.  UNCT I became callable in December 2008, UNCT II became callable in October 2009, and the Bank’s junior subordinated debenture will become callable in September 2011.  All three issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.

Union National, as directed by the Federal Reserve, has deferred making interest payments on the UNCT I and UNCT II debentures beginning on July 23, 2010 and August 23, 2010, respectively.  Interest expense continues to accrue on these debentures.  For additional information related to Federal Reserve requirements and actions related to interest payments on UNCT I and UNCT II, refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies.

NOTE 10 – EMPLOYEE BENEFITS

401(k) Profit-Sharing Plan
Union National has a 401(k) profit-sharing plan that covers substantially all full-time employees.  This plan allows employees to contribute a portion of their salaries and wages to the plan.  The Bank may elect to make discretionary contributions to the plan. The plan provides for the Bank to electively match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  During the second quarter of 2009, Union National suspended the 401(k) profit-sharing plan employer match, and the employer match remained suspended throughout 2010. Union National’s expense relative to its profit-sharing plan amounted to $48,000 and $166,000 for the years ended December 31, 2009 and 2008, respectively.   There were no expenses recorded in 2010.

Employee Stock Purchase Plan
In 2009, Union National established an Employee Stock Purchase Plan (“ESPP”).  The ESPP is a company-run program in which participating employees can purchase shares of Union National stock at a 15% discounted price.  Employees contribute to the plan through payroll deductions, which accumulate until the shares are purchased.  On a quarterly basis, the accumulated funds are used to purchase shares of Union National stock on behalf of the participating employees.  The difference between the market price and the purchase price for participants (the 15% discount) is recognized as expense in the Consolidated Statements of Operations in salaries, wages and employee benefits.  Union National’s expense relative to its ESPP was $2,000 and $7,000 for the years ended December 31, 2010 and 2009, respectively.  There was no expense recognized for the years ended December 31, 2008, as the plan was not established until 2009.
As required by the proposed merger between Union National and Donegal Financial Services Corporation (see Note 14 – Proposed Merger), the ESPP was suspended during the second quarter of 2010 in order to facilitate an orderly share exchange process.

Stock Option Plan
Union National has two stock option plans, one plan for its employees and one plan for its independent directors. These plans are discussed separately in Note 2 – Stock-Based Compensation.

Salary Continuation Plan
Union National has a salary continuation agreement with its Chairman/CEO/President.  This is an unfunded plan that provides for target retirement benefits beginning at age 62.  The agreement also provides for benefits in the event of the disability or death of the participant, the termination of employment of the participant, or a change in control of Union National.  At December 31, 2010 and 2009, Union National’s total accrued liability under this agreement was $565,000 and $403,000, respectively. Total expenses related to this liability and related insurance costs as provided for in the agreement amounted to $162,000, $113,000 and $59,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 11 - INCOME TAXES

ASC Topic 740, “Income Taxes” requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  ASC Topic 740 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  ASC Topic 740 was adopted by Union National retroactive to January 1, 2007.  As a result of Union National’s adoption, no significant income tax uncertainties were identified; therefore, Union National recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2010, 2009 and 2008.  Union National’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.

The net deferred tax asset consisted of the following components as of December 31, 2010 and 2009 (in thousands):
	At December 31,
	2010	2009
Deferred Tax Assets:
Allowance for Credit Losses	$2,219	$1,992
Net Operating Loss Carryforward	974	–
Unrealized Losses on Investment Securities Available for Sale	577	101
Low Income Housing Tax Credit Carryforward	519	502
Minimum Taxes Credit Carryforward	324	804
SERP Executive Incentive Plan	192	137
Contribution Credits Carryforward	179	–
Non-Accrual Loan Interest	72	129
Impairment Charges on Investment Securities	–	961
Other	69	4
Total Deferred Tax Assets	5,125	4,630

Deferred Tax Liabilities:
Depreciation	(333)	(415)
Leasing	(276)	(585)
Prepaid Expenses	(134)	(130)
Deferred Net Loan Fees	(64)	(61)
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	(16)	(16)
Other	(42)	(37)
Total Deferred Tax Liabilities	(865)	(1,244)
Net Deferred Tax Asset	$4,260	$3,386

At December 31, 2010, Union National had no valuation allowance established against its deferred tax assets as management believes Union National will generate sufficient future taxable income to fully   utilize all net operating loss, charitable contribution, low income housing tax credit and minimum tax  credit carryforwards.  The net operating loss carryforwards will expire in 2030, the charitable contribution carryforwards will expire between 2011 and 2015, the low income housing credit carryforwards will expire between 2020 and 2027, and the minimum tax credit carryforwards have no expiration.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical taxable income, tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Union National will realize the benefits of these deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

An analysis of income tax expense included in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
(Tax Benefits Receivable) Tax Currently Payable	$(884)	$(193)	$1,284
Deferred Income Tax Benefit	(398)	(609)	(1,472)
Benefit from Income Taxes	$(1,282)	$(802)	$(188)

The reasons for the difference between the benefit from income taxes and the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes for the years ended December 31, 2010, 2009 and 2008, are as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
(Loss) Income Before Income Taxes	$(3,161)	$(1,517)	$256
Statutory Tax Rate	34.0%	34.0%	34.0%

Federal Tax at Statutory Rate	(1,075)	(516)	87

Tax Benefits From:
Tax-Exempt Income, Net of Disallowed Interest Expense	(209)	(146)	(132)
Earnings from Bank-Owned Life Insurance	(171)	(147)	(149)
Merger and Acquisition Non Deductible Expenses	165	–	–
Other	8	7	6
Benefit from Income Taxes	$(1,282)	$(802)	$(188)

Years that remain open for potential review by the Internal Revenue Service are 2007 through 2010.

NOTE 12 – COMMITMENTS, GUARANTEES AND CONTINGENCIES

Credit Commitments
The Bank is a party to financial instruments with off-balance sheet risk, in the normal course of business, to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  The contract amounts of these instruments reflect the exposure to credit loss in the event of nonperformance (in thousands).

	At December 31,
	2010	2009
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Other Unused Commitments, Principally Commercial Lines of Credit	$47,290	$59,419
Unused Portion of Home Equity, Personal and Overdraft Lines	47,050	43,674
Standby Letters of Credit	5,021	6,199
Commitments to Extend Credit	665	1,499
Total Commitments and Guarantees	$100,026	$110,791

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contracts.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Certain commitments may expire without being drawn upon and, therefore, future cash may not be required.  The Bank evaluates each customer's creditworthiness on a case-by-case basis.  The Bank generally requires collateral or other security to support financial instruments with credit risk.  Collateral held varies but may include residential or commercial real estate, equipment, inventory, and accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These letters of credit are issued primarily to support public and private borrowing arrangements and have terms of less than two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan advances to customers.  The contract amounts of letter of credit instruments reflect the exposure to credit loss in the event of nonperformance.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Based on the creditworthiness of the borrowers, Union National had unsecured letters of credit outstanding that totaled $475,000 and $411,000 at December 31, 2010 and 2009, respectively.  Management believes that the proceeds obtained through a liquidation of collateral on secured letters of credit would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2010 and 2009, for guarantees under standby letters of credit issued is not considered to be material.

In December 2010, Union National accrued a contingent liability in conjunction with the sale of an OREO property related to a roof repair issue in the amount of $100,000.

Credit Enhancement Liability
The Bank occasionally sells residential mortgage loans to the FHLB of Pittsburgh under an agreement that includes a maximum credit enhancement liability of $815,000.  The Bank may be required to pay the FHLB if realized losses on any of the sold mortgages exceed the amount held in a spread account at the FHLB funded annually at 0.04% of the outstanding balance of loans sold.  The Bank’s historical losses on residential mortgages have been lower than the amount being funded to the spread account.  As such, Union National does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying Union National monthly at an annual rate of 0.10% on the outstanding loan portfolio balance.  The Bank records credit enhancement fees receivable based upon the present value of estimated future cash flows as loans are sold.  The credit enhancement fees receivable, which amounted to $14,000 at December 31, 2010 and 2009, are included in other assets on the Consolidated Statements of Financial Condition and are amortized as principal is received on loans sold.

Health Care Consortium
Effective July 1, 2008, the Bank joined a health care expense management consortium with other Pennsylvania banks.  The purpose of the consortium is to pool the risks of covered groups of employees, and to provide effective claims-based expense management, administrative efficiencies, and use of high-dollar claim stop loss insurance coverage, to reduce the overall health care costs to the consortium member banks, while maintaining high quality coverage for employees.  Through December 31, 2010, the Bank’s payments to the consortium to cover estimated claims expenses, administrative expenses, and stop loss insurance premiums exceeded the actual processed expenses by $286,000.  However, the Bank reduced the amount of this prepaid benefit by a contingent reserve of $61,000 reflecting an actuarial estimate by the consortium of the Bank’s unpaid claim liability as of December 31, 2010 to include potential (i) unreported claims, (ii) reported but unprocessed claims, and (iii) processed but unpaid claims, related to both medical and drug coverage.

Proposed Merger
Union National entered into a proposed merger with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC. (see Note 14 – Proposed Merger).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

NOTE 13 - REGULATORY RESTRICTIONS

The Bank is required to maintain reserves, in the form of cash and balances with the FRB, against its deposit liabilities.  The average amount of required reserves was approximately $9,067,000 and $7,201,000 during 2010 and 2009, respectively.

The Bank is also subject to certain restrictions in connection with the payment of dividends.  National banking laws require the approval of the Office of the Comptroller of the Currency (“OCC”) if the total of all dividends declared by a national bank in any calendar year exceeds the net profits of the Bank for that year (as defined)  combined with the Bank’s retained net operating results for the preceding two calendar years.  Under this formula for 2011, the Bank’s retained net operating results for the preceding two calendar years was ($1,994,000).  The Bank may declare dividends to the parent company, Union National, an amount equal to the net profits of the Bank in 2011 less $1,994,000, up to the date of any such dividend declaration.

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

The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB did not approve the request.  Accordingly, Union National suspended the preferred stock dividend, and deferred distributions on its trust-preferred securities indefinitely.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

Quantitative measures established by regulation for the banking industry require Union National and the Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets and of total capital to risk-weighted assets (as defined in the regulations).

As of December 31, 2010 and 2009, Union National and the Bank exceeded the industry-standard regulatory requirements to be considered a quantitatively “well capitalized” financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.  In addition, effective September 30, 2009, the OCC established individual minimum capital requirements specifically for the Bank (for additional information, refer to Note 17 – Enforcement Actions with Bank Regulatory Agencies). The specific capital requirements established for the Bank were 8% for Tier 1 Capital to Average Total Assets, 9.5% for Tier 1 Capital to Risk-Based Assets, and 12% for Total Capital to Risk-Based Assets.  At December 31, 2010, the Bank’s measure of Tier 1 Capital to Average Total Assets was 8.26%, Tier 1 Capital to Risk-Based Assets of 10.05% and Total Capital to Risk-Based Assets of 12.91%.  At December 31, 2010, all three ratios exceeded the respective individual minimum capital requirements established by the OCC, as well as prior year’s totals.

Union National and the Bank’s regulatory capital levels as of December 31, 2010 and 2009 are as follows (dollars in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Union National Financial Corporation
December 31, 2010:
Tier 1 (leverage) capital	$39,182	8.55%	$18,327	4.00%	N/A	N/A
Tier 1 risk-based capital	39,182	10.45	14,995	4.00	N/A	N/A
Total risk-based capital	50,504	13.47	29,990	8.00	N/A	N/A

December 31, 2009:
Tier 1 (leverage) capital	$42,036	8.52%	$19,744	4.00%	N/A	N/A
Tier 1 risk-based capital	42,036	9.93	16,929	4.00	N/A	N/A
Total risk-based capital	53,825	12.72	33,858	8.00	N/A	N/A

Union National Community Bank
December 31, 2010:
Tier 1 (leverage) capital	$37,586	8.26%	$18,198	4.00%	$22,748	5.00%
Tier 1 risk-based capital	37,586	10.05	14,960	4.00	22,440	6.00
Total risk-based capital	48,285	12.91	29,920	8.00	37,400	10.00

December 31, 2009:
Tier 1 (leverage) capital	$40,910	8.31%	$19,686	4.00%	$24,608	5.00%
Tier 1 risk-based capital	40,910	9.69	16,881	4.00	25,322	6.00
Total risk-based capital	52,194	12.37	33,762	8.00	42,203	10.00

(1)
The OCC requires the Bank to meet higher individual minimum capital ratios effective September 30, 2009 (for additional information, refer to Note 16 – Enforcement Actions with Bank Regulatory Agencies).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Included in Tier 1 regulatory capital of Union National is $9,874,000 of trust capital securities issued through the UNCT I and UNCT II subsidiaries of Union National.  The balance of these trust capital securities, $1,126,000, is included in Tier 2 regulatory capital of Union National.  Additionally, included in Tier 2 regulatory capital of the Bank and Union National is $6,000,000 of junior subordinated debentures issued by the Bank.  These securities would become callable if the Federal Reserve makes a determination that trust capital securities can no longer be considered in regulatory capital.

Regulatory capital requirements may be increased in the future.  Union National will closely monitor and evaluate its capital position as the regulatory capital environment changes, and if regulatory capital requirements are changed.

Banking regulations limit the amount of investments, loans, extensions of credit and advances the Bank can make to Union National at any time to 10% of the Bank’s total regulatory capital.  At December 31, 2010, this limitation amounted to approximately $4,829,000. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof.

NOTE 14 – PROPOSED MERGER

On April 19, 2010, Union National entered into an Agreement and Plan of Merger as amended and restated as of May 20, 2010, September 1, 2010, December 8, 2010, and March 24, 2011 (the “Merger Agreement”), with Donegal Financial Services Corporation (“DFSC”), the parent company of Province Bank FSB (“Province”), and certain affiliated entities of DFSC, pursuant to which Union National will merge with and into DFSC.  DFSC is wholly owned by Donegal Mutual Insurance Company (“DMIC”) and Donegal Group Inc. (“DGI”).

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

On December 8, 2010, DFSC and Union National executed an amendment to the agreement and plan of merger as amended and restated as of May 20, 2010 and as of September 1, 2010. The amendment extends the date upon which Union National or DFSC may terminate the Merger Agreement if the merger is not consummated by that date under certain circumstances.  The Amendment extends such date from December 31, 2010 to March 31, 2011.

On March 24, 2011, DFSC and Union National executed an amendment to the agreement and plan of merger as amended and restated as of May 20, 2010, September 1, 2010, and December 8, 2010. The amendment extends the date upon which Union National or DFSC may terminate the Merger Agreement if the merger is not consummated by that date under certain circumstances.  The Amendment extends such date from March 31, 2011 to May 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

The transaction is also subject to other customary closing conditions, including the receipt of regulatory approvals.  If the merger is not consummated under certain circumstances, Union National has agreed to pay DFSC a termination fee of $800,000.  Currently, the merger is expected to be completed during the second quarter of 2011.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the definitive agreement, which was filed as Exhibit 2.1 to Forms 8-K that were filed by Union National on April 23, 2010, May 21, 2010, September 2, 2010, December 9, 2010, and March 25, 2011.

Through December 31, 2010, Union National has incurred merger and acquisition related expenses of $797,000, which include primarily legal and investment banking costs associated with the proposed merger.

NOTE 15 - DE-LEVERAGING AND RESTRUCTURING ACTIVITIES

In 2010, the Bank continued with de-leveraging activities by paying $22,500,000 of FHLB advances in full before their scheduled maturity date.  The FHLB debt prepaid in 2010 had a fixed weighted average interest cost of 5.31%, and Union National incurred $480,000 of debt prepayment penalties, which were included in other non-interest expense. The penalties are expected to be more than offset by future cumulative savings on interest expense that would have been incurred if such debt was not paid until its scheduled maturity.  The balance of FHLB long-term debt was reduced to $10,834,000 at December 31, 2010 from $33,334,000 at December 31, 2009.

In 2009, the Bank prepaid $17,000,000 of FHLB advances, which had a fixed weighted average interest cost of 5.36%, incurring $536,000 of debt prepayment penalties.  During 2009, the Bank also repaid a $5,241,000 brokered CD with an interest cost of 3.90% that matured on October 15, 2009.

In 2007, Union National incurred restructuring charges, consisting of severance and related costs, totaling $717,000. There were no restructuring charges in 2010, 2009 and 2008, however, Union National made cash payments of $223,000 in 2008, related to accrued severance liabilities remaining from the 2007 restructuring activities.  The severance liability was paid in full by December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 16 – ENFORCEMENT ACTIONS WITH BANK REGULATORY AGENCIES

Formal Written Agreement with the Office of the Comptroller of the Currency (“OCC”)
On August 27, 2009, the Bank entered into a formal written agreement (the “Agreement”) with the OCC.  Specifically, the Agreement requires the Bank to (1) establish a compliance committee to monitor and coordinate the Bank’s adherence to the Agreement, (2) have the Board of Directors evaluate and monitor executive management performance, (3) update its three year strategic plan in accordance with specific guidelines set forth in the Agreement, (4) update its three year capital program, (5) develop and implement systems to provide for effective loan portfolio management, (6) take action to protect criticized assets and implement a written program to eliminate the basis of criticism of assets criticized by the OCC, (7) strengthen the Bank’s contingency funding plan, (8) implement a written consumer compliance program, and (9) not exceed the level of brokered deposits as of the date of the Agreement without prior OCC approval.  The Agreement superseded the previous Memorandum of Understanding (“MOU”) entered into between the Bank and the OCC on June 20, 2007.  The Agreement effectively extends several of the provisions under the MOU, including requiring a three year strategic plan and three year capital plan, improving the Bank’s loan portfolio management, implementing an effective risk-based consumer compliance audit program, and establishing a compliance committee.

Separate from the Agreement, the OCC established individual minimum capital requirements for the Bank, requiring Tier 1 Capital to Average Total Assets of at least eight percent (8%), Tier 1 Capital to Risk-Based Assets of at least nine and one-half percent (9.5%), and Total Capital to Risk-Based Assets of at least twelve percent (12%) effective beginning September 30, 2009.  These minimum capital ratios are similar to the capital ratio targets agreed to between the Bank and the OCC under the MOU which were Tier I Capital to Average Total Assets of 8%, Tier I Capital to Risk-Based Assets of 9%, and Total Capital to Risk-Based Assets of 12%.  At December 31, 2010, the Bank’s measure of Tier I Capital to Average Total Assets was 8.26%, Tier I Capital to Risk-Based Assets was 10.05%, and Total Capital to Risk-Based Assets was 12.91%, with all three ratios exceeding the respective OCC individual minimum capital requirements.  Management and the Board of Directors are committed to taking the necessary actions to fully maintain the OCC-established minimum capital ratios and address the provisions of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.  If the Bank does not continue to meet the OCC’s requirements, the OCC could subject the Bank to additional enforcement actions or sanctions as the OCC considers necessary.

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

The FRB approved Union National’s request to pay preferred stock dividends and distributions on its two issuances of trust-preferred securities for the first and second quarters of 2010.  Union National made a similar request for the third quarter of 2010, but the FRB did not approve the request.  Accordingly, Union National suspended the preferred stock dividend, and deferred distributions on its trust-preferred securities indefinitely.  Union National’s preferred stock is non-cumulative so the suspension of dividends will not result in any accrued dividend liability.  The deferral of distributions on the trust-preferred securities will continue to accrue as interest expense payable by Union National.  Union National is prohibited from declaring or paying any dividends on its common stock or preferred stock while distributions on the trust-preferred securities are in arrears.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 17 – STOCK ISSUED UNDER PRIVATE PLACEMENT OFFERINGS AND DIVIDEND REINVESTMENT PLAN

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

(1)On March 1, 2010, Union National terminated the offering of both series of its Preferred Stock.

Dividends on the Series A Preferred Stock were payable quarterly in arrears if, when, and as declared by Union National’s Board of Directors, at a rate of 5.00% per year on the liquidation preference of $1,000 per share. Dividends, if declared, were payable quarterly on January 31, April 30, July 31, and October 31 of each year (each a “Dividend Payment Date”).  In 2010, a dividend was paid on January 31 and April 30, however, the next dividend due to be paid on July 31 was not paid.  For additional information related to Federal Reserve pre-approval requirements related to dividend payments on Preferred Stock, refer to Note 16 – Enforcement Actions With Bank Regulatory Agencies.

During the third quarter of 2010, 1,250 Series A Preferred Stock Shares converted to common stock at a conversion price of $4.00 per common share in accordance with the terms of the preferred stock offering. During the fourth quarter of 2010, 25 Series A Preferred Stock Shares converted to common stock at a conversion price of $6.25 per common share in accordance with the terms of the preferred stock offering. In total, these conversions resulted in an increase of 316,500 common stock shares outstanding at December 31, 2010.

Dividend Reinvestment Plan
Union National maintains a Dividend Reinvestment Plan (“DRIP”) for record holders of Union National’s common stock to provide a convenient method of investing cash dividends payable upon their common stock and to provide participants with the opportunity to make voluntary cash payments, from a minimum of $500 to a maximum of $50,000 per calendar quarter, to purchase additional common shares at a 10% discount to the fair market value of the shares on the effective purchase date as defined by the DRIP.  There were no common dividends paid by Union National during 2010; however, eligible stockholders made voluntary cash payments totaling $6,000, which were used to purchase 1,479 common shares.  Union National reserved 200,000 common stock shares to be issued under the DRIP, of which, 24,471 shares have been issued as of December 31, 2010.  As part of the proposed merger with Donegal Financial Services Corporation, and as discussed in Note 14 – Proposed Merger, the ability of stockholders to make direct cash purchases was suspended effective June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 18 – FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES / FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The valuation methodologies were applied to all of Union National’s financial assets and financial liabilities carried at fair value effective January 1, 2008.  In addition, Union National adopted fair value measurement and disclosure guidance for non-financial assets and non-financial liabilities effective January 1, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The following tables summarize available-for-sale investment securities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value (in thousands).  There were no transfers of securities between fair value hierarchy classifications Level 1 and Level 2 during 2010.

	At December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
U.S. Agency Mortgage-Backed Securities	$–	$4,694	$–	$4,694
Obligations of State and Political Subdivisions	–	23,410	–	23,410
Obligations of U.S. Government Agencies	–	7,502	–	7,502
Equity Securities	12	52	–	64
Total Investment Securities	$12	$35,658	$–	$35,670

	At December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
U.S. Agency Mortgage-Backed Securities	$–	$53,394	$–	$53,394
Private Issuer Mortgage-Backed Securities	–	–	2,638	2,638
Obligations of State and Political Subdivisions	–	3,815	–	3,815
Corporate Securities	–	–	631	631
Equity Securities	13	55	–	68
Total Investment Securities	$13	$57,264	$3,269	$60,546

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of certain available-for-sale securities using Level 3 inputs (in thousands) for 2009 and 2010:

	Available-For-Sale Securities
	2010	2009
Beginning Balance at January 1,	$3,269	$4,437
Payments received (applied to principal), net of accretion	(540)	(733)
Net proceeds received on sales of impaired securities	(799)	–
Total realized and unrealized losses
Included in net loss	(1,664)	(1,504)
Included in other comprehensive loss	(266)	1,069
Ending Balance at December 31,	$–	$3,269

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

The balance of loans that were considered to be impaired under GAAP was $3,592,000 and $8,715,000, which consisted of eight and ten loan relationships to unrelated borrowers, at December 31, 2010 and 2009, respectively.  The overall decrease in impaired loans during 2010 resulted from certain impaired loans that were either charged-off or had the real estate collateral transferred to the Bank’s possession as other real estate owned.  Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Union National had $2,269,000 and $5,916,000 of impaired loans with a related allowance for credit losses at December 31, 2010 and 2009, respectively. These consisted of three and five loan relationships to unrelated borrowers, with a related allowance for credit losses of $876,000 and $1,458,000 at December 31, 2010 and 2009, respectively.  This group of impaired loans has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan.  These loans appear to have insufficient collateral and Union National’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2010
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$1,393	$1,393
Other Real Estate Owned	–	–	8,438	8,438
Repossessed Assets	–	–	99	99
Total	$–	$–	$9,930	$9,930

	December 31, 2009
Assets:	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$–	$–	$4,458	$4,458
Other Real Estate Owned	–	–	5,383	5,383
Repossessed Assets	–	–	436	436
Total	$–	$–	$10,277	$10,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The estimated fair values of financial instruments as of December 31, 2010 and 2009, are set forth in the table below (in thousands).  The information in the table should not be interpreted as an estimate of the fair value of Union National in its entirety since a fair value calculation is only provided for a limited portion of Union National’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Union National’s disclosures and those of other companies may not be meaningful.

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents	$44,491	$44,491	$43,340	$43,340
Interest-Bearing Time Deposits in Other Banks	1,960	1,976	9,229	9,252
Investment Securities Available for Sale	35,670	35,670	60,546	60,546
Loans, Net	319,768	308,109	333,416	317,459
Restricted Investment in Bank Stocks	3,562	3,562	3,727	3,727
Accrued Interest Receivable	1,461	1,461	1,569	1,569
Mortgage Servicing Assets and Credit Enhancement Fees Receivable	48	192	48	267
Liabilities:
Demand and Savings Deposits	205,226	205,226	212,457	212,457
Time Deposits	182,244	183,128	192,308	194,218
Long-Term Debt	10,834	11,337	33,334	34,798
Junior Subordinated Debentures	17,341	17,168	17,341	17,017
Accrued Interest Payable	758	758	938	938
Off-balance-sheet Items:
Commitments to Extend Credit and Standby Letters of Credit	–	–	–	–

The following methods and assumptions were used by Union National to estimate the fair value of its financial instruments at December 31, 2010 and 2009:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 19 – UNION NATIONAL FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition
(in thousands)
	December 31,
	2010	2009

Assets
Cash in Bank Subsidiary	$88	$505
Interest-Bearing Deposits in Other Banks	5	2
Cash and Cash Equivalents	93	507

Investment in Subsidiaries	38,794	41,063
Other Equity Investment Securities	64	68
Investments in Limited Partnerships	50	109
Other Assets	1,249	1,313
Total Assets	$40,250	$43,060

Liabilities
Junior Subordinated Debentures	$11,341	$11,341
Other Liabilities	406	383
Stockholders’ Equity	28,503	31,336
Total Liabilities and Stockholders’ Equity	$40,250	$43,060

Condensed Statements of Operations
(in thousands)
	Years Ended December 31,
	2010	2009	2008

Income
Dividends from Subsidiaries	$10	$409	$537
Dividends on Other Equity Investment Securities	1	3	10
Interest on Deposits in Bank Subsidiary	1	1	1
(Loss) Gain on Sale of Securities	2	(38)	49
Management Fees from Bank Subsidiary	120	42	42
Other Income – Insurance Settlement	1	279	–
Total Income	135	696	639

Expense
Interest Expense on Junior Subordinated Debentures	340	408	673
Other Expenses	543	609	248
Total Expenses	883	1,017	921

Loss before Income Tax Benefit and Equity in
Undistributed (Loss) Income of Subsidiary	(748)	(321)	(282)

Benefit from Income Taxes	(223)	(245)	(274)
Loss before Equity in Undistributed (Loss) Income of Subsidiary	(525)	(76)	(8)

Equity in Undistributed (Loss) Income of Subsidiary	(1,354)	(639)	452

Net (Loss) Income	$(1,879)	$(715)	$444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Condensed Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities
Net (Loss) Income	$(1,879)	$(715)	$444
Adjustments to Reconcile Net (Loss) Income to Net Cash
Used in Operating Activities:
Equity In Undistributed Loss (Income) of Bank Subsidiary	1,354	639	(452)
Investment Securities Losses (Gains)	(2)	38	(49)
Deferred Income Taxes (Benefit)	272	13	(274)
Decrease (Increase) in Other Assets	(155)	93	138
Increase (Decrease) in Other Liabilities	23	(278)	(40)
Net Cash Used in Operating Activities	(387)	(210)	(233)

Cash Flows from Investing Activities
Proceeds from Sales of Available for Sale Securities	2	120	180
Investment in Subsidiaries	–	(742)	(1,585)
Net Cash (Used in) Provided by Investing Activities	2	(622)	(1,405)

Cash Flows from Financing Activities
Issuance of Common Stock, Net of Costs	6	68	1,599
Issuance of Preferred Stock, Net of Costs	–	1,218	–
Cash Dividends Paid	(35)	–	–
Net Cash Provided by (Used in) Financing Activities	(29)	1,286	1,599

Net Increase (Decrease) in Cash and Cash Equivalents	(414)	454	(39)
Cash and Cash Equivalents at Beginning Of Period	507	53	92
Cash and Cash Equivalents at End Of Period	$93	$507	$53

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Union National Financial Corporation (“Union National”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.  Union National’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, all internal control systems over financial reporting, no matter how well designed, may not prevent or detect all potential misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to ensure that Union National’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its audited financial statements prepared as  of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management retained the assistance of an outside provider of internal auditing services in its documentation, testing and evaluation of internal control over financial reporting.   In assessing its internal controls, Union National followed the standards of the Public Company Accounting Oversight Board (United States).

Management has disclosed to Union National’s auditors and Union National’s Audit Committee the results of its internal control assessment and potential deficiencies in the design or operation of the internal control over financial reporting which could adversely affect Union National’s ability to record, process, summarize, and report financial information.

Based on its assessment, Union National’s management has concluded that, as of December 31, 2010, Union National’s internal control over financial reporting is effective.

This annual report does not include an attestation report of Union National’s independent registered public accounting firm regarding internal control over financial reporting.  Union National’s internal control over financial reporting was not subject to attestation by Union National’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Union National to provide only management’s report in this annual report.

Mark D. Gainer	Michael D. Peduzzi
Chairman, Chief Executive Officer and President	Treasurer and Chief Financial Officer
Date: March 31, 2011	Date: March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Union National Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Union National Financial Corporation and subsidiary (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Union National Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union National Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC
Lancaster, Pennsylvania
March 31, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

Union National maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Union National files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of December 31, 2010, Union National’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

(b)           The Report on Management’s Assessment of Internal Control over Financial Reporting as of December 31, 2010 is on page 86 of this Annual Report on Form 10-K.

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

As of July 2003, Union National Financial Corporation put in place the Directors and Senior Management Code of Ethics.  The Code of Ethics, which was amended during 2010, encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the code of ethics.  The Code of Ethics is incorporated herein by reference from Exhibit 14, filed herewith.

GOVERNANCE OF THE COMPANY

Our Board of Directors (“Board”) believes that the purpose of corporate governance is to ensure that we maximize shareholder value in a manner consistent with legal requirements and the highest standards of integrity. The Board has adopted and adheres to corporate governance practices which the Board and senior management believe promote this purpose, are sound, and represent best practices. We continually review these governance practices, Pennsylvania law (the state in which we are incorporated), the rules of the OTCBB, SEC regulations, and best practices suggested by recognized corporate governance authorities.

Meetings and Committees of the Board of Directors; Director Attendance at Annual Meetings

The Board of Directors of Union National Financial Corporation met twenty-nine (29) times during 2010.  All directors attended at least 75% or more of the meetings of the Board of Directors and of the various committees on which they served. We have no formal policy regarding director attendance at annual meetings. However, all but one Director attended the 2010 Annual Meeting of Shareholders.

The Board of Directors has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Audit Committee.  The members of the Audit Committee are Barry C. Huber (Chairman), Darwin A. Nissley, Lloyd C. Pickell, and Thomas J. McGrath. All members of the Audit Committee are independent (as independence is currently defined in NASDAQ Listing Standards and Section 10A of the Exchange Act).  The principal duties of the Audit Committee, as set forth in its charter, include reviewing and discussing with  management and the independent auditors the annual audited financial statements, reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities, and annually recommending to the Board of Directors the engagement of an independent certified public accountant.  Mr. Huber, a certified public accountant, is the “Audit Committee financial expert.” The Audit Committee met four (4) times during 2010.

Compensation Committee.  The members of the Compensation Committee are James R. Godfrey (Chairman), Donald Cargas, Jr. and Kevin D. Dolan.  All members of the Compensation Committee are independent (as independence is currently defined in NASDAQ Listing Standards).  Mark D. Gainer, Chairman, Chief Executive Officer and President; R. Michael Mohn, Senior Vice President, Chief Administrative Officer; and Patti Martin, Vice President, Human Resources Manager, are ex officio members.  The principal duties of the Compensation Committee, as set forth in its charter, include the establishment of policies dealing with various compensation plans for Union National.  Subject to the Board’s approval, the Compensation Committee determines general guidelines for the compensation of officers of Union National and the Bank.  Actual compensation for each officer is based on a performance review conducted by their supervisor.  The Compensation Committee, subject to the Board’s approval, determines the specific compensation of the Named Executive Officers.  The Board of Directors annually evaluates and votes on the recommendations of the Compensation Committee on compensation of Union National’s and the Bank’s Named Executive Officers.  The Compensation Committee met two (2) times during 2010.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee consists entirely of independent directors (as independence is currently defined in NASDAQ Listing Standards).  The members of the Corporate Governance and Nominating Committee are James R. Godfrey (Chairman), Kevin D. Dolan, and Darwin A. Nissley.  Mark D. Gainer, Chairman, Chief Executive Officer and President is an ex officio member.  The principal duties of the Corporate Governance and Nominating Committee, as set forth in its charter, include identifying individuals qualified to become Board members, who reflect criteria as specified by the Board, recommend nominees to fill vacancies on the Board, develop and recommend the Corporate Governance Guidelines of the Company and periodically review and assess Board and management performance.  The Corporate Governance and Nominating Committee did not meet during 2010.

Information about Directors

Information, as of March 31, 2011, concerning the Board of Directors follows:

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Union National Financial Corporation and Subsidiaries

		Class of A – Continuing Directors (term expires 2012)

Mark D. Gainer (56)	1996
Effective January 1, 2006, Chairman, Chief Executive Officer & President of Union National Financial Corporation, President & Chief Executive Officer since 1999 and Vice President 1986 to 1998; effective March 29, 2007, Chairman, Chief Executive Officer & President of Union National Community Bank, Chairman and Chief Executive Officer since 2006, President and Chief Executive Officer 1999-2005, Senior Vice President 1982-1998, and Chief Operating Officer 1996-1998.  Mr. Gainer serves as a Director at the Economic Development Company of Lancaster, PA.

Mr. Gainer’s active Board involvement over the past 15 years, his Executive Management experience of 25 years, and his 35 years of experience in the banking industry, as well as his in-depth understanding of and involvement in the communities served by the Corporation, qualify him to serve on the Board of Directors.

James R. Godfrey (66)	2003
Vice Chairman of Union National Financial Corporation since 2007; Executive Vice President, Teachers Protective Mutual Life Insurance Company; Senior Consultant, The Benecon Group (employee benefits consulting firm from October 2004 to December 2005); President, HealthGuard of Lancaster, Inc. from 1985 to 2004.

Mr. Godfrey’s extensive knowledge of the insurance industry, his many years of business experience and his background in management and human resources qualify him to serve on the Board of Directors.

Darwin A. Nissley (53)	1999
Secretary of Union National Financial Corporation since 2007 and Partner, Nissley Brothers.  Mr. Nissley serves as a Director of the Center for Beef Excellence in Harrisburg, PA.

Mr. Nissley’s expertise in the agriculture industry (Union National lends to local agricultural businesses) and demonstrated business skills in managing all aspects of his own business qualify him to serve on the Board of Directors.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Union National Financial Corporation and Subsidiaries

		Class of B – Continuing Directors (term expires 2013)

Donald Cargas, Jr. (63)	2006
Effective December 17, 2007, Chairman/CEO of Cargas Systems, Inc.; President/CEO 1988-2007.

Mr. Cargas’ experience in founding and managing all aspects of a successful technology company, and his strong business and human resource management skills, qualify him to serve on the Board of Directors.

Barry C. Huber (59)	2006
Certified Public Accountant, Partner of Trout, Ebersole & Groff, LLP and a partner in TEG Realty.

Mr. Huber’s extensive financial knowledge through many years of experience as a Certified Public Accountant and firm managing partner qualify him to serve on the Board of Directors.

Lloyd C. Pickell (64)	2001
Public Accountant, Lloyd C. Pickell Public Accountant; Director & Secretary/Controller, J.B. Hostetter & Sons, Inc.; Director & Secretary/ Treasurer, Grandview Meadows, Inc.; Managing  Partner, PME Real Estate and JKL Investment Group; Managing Member, HFG Associates. LLC; and Treasurer & Former Director, House on the Rock Family Ministries.

Mr. Pickell’s many years of financial management experience in public accounting and business advisory services qualify him to serve on the Board of Directors.

		Class of C – Directors (term expires 2011)

Kevin D. Dolan (57)	2005
Partner and Part-Owner, Gingrich, Smith, Klingensmith & Dolan; Partner, Gingrich, Smith, Klingensmith & Dolan Real Estate; President, Elizabethtown Transfer Company, Inc. since 2001; Partner, Smith, Klingensmith, Dolan & Shank Real Estate since 2006.

Mr. Dolan’s legal experience and expertise, and business and financial background and experience, qualify him to serve on the Board of Directors.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Union National Financial Corporation and Subsidiaries

Thomas J. McGrath (53)	2006
President/Owner, Donegal Animal Hospital, PC in Mount Joy, PA.  Dr. McGrath serves on the boards of Pet Emergency Treatment Services (P.E.T.S.) and Pet Emergency Services. From 2000-2009, Dr. McGrath served on the State Board of Veterinary Medicine in PA.

Dr. McGrath’s many years of experience as a successful small business owner, and his in-depth involvement in many community-based organizations, qualify him to serve on the Board of Directors.

William M. Nies (63)	2003
Independent Real Estate Agent/Developer, LMS Commercial Real Estate.

Mr. Nies’ many years of experience in real estate sales, leasing and development, and his in-depth knowledge of the greater Lancaster County, Pennsylvania real estate market, qualify him to serve on the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Union National Financial Corporation’s directors, executive officers and shareholders who beneficially own more than 10% of Union National’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other registered equity securities of Union National Financial Corporation with the SEC.  Based on a review of copies of the reports we received, and on the statements of the reporting persons, we believe that all Section 16(a) filing requirements were complied with in a timely fashion during 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION AND PLAN INFORMATION

Director Compensation

Directors receive no remuneration for attendance at meetings of the Board of Directors of the Corporation. In 2010, each outside director of the Bank received $603 for each Bank Board meeting attended, $180 for each committee meeting attended or special assignment, $270 for each Audit Committee meeting attended, $270 for each Board Compliance Committee meeting attended, and a $5,000 annual retainer.  Effective July 26, 2010, each outside director of the Bank received $180 for conference calls lasting one-half hour or less and $300 for conference calls lasting over one-half hour.  James R. Godfrey received additional fees of $4,000 for his services as Vice Chairman for 2010. In the aggregate, directors received $168,668.00 for all Board of Directors’ meetings, committee meetings and conference calls attended in 2010, including all retainers and the fees paid to the Vice Chairman.

The following table summarizes the compensation of directors during 2010:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Donald Cargas, Jr.	20,156.00	—	20,156.00
Kevin D. Dolan	20,849.00	—	20,849.00
James R. Godfrey	22,797.00	—	22,797.00
Barry C. Huber	21,929.00	—	21,929.00
Thomas J. McGrath	20,999.00	—	20,999.00
William M. Nies	19,463.00	—	19,463.00
Darwin A. Nissley	20,486.00	—	20,486.00
Lloyd C. Pickell	21,989.00	—	21,989.00

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, subject to the Board’s approval, determines general guidelines for the compensation of officers of the Corporation and the Bank.  The Compensation Committee, subject to the Board’s approval, determines the specific compensation of the Named Executive Officers.  The membership of this committee includes only outside directors.  Mark D. Gainer, Chairman, Chief Executive Officer and President, is an ex officio member of the Compensation Committee but does not participate in his own review or vote on his own compensation.  R. Michael Mohn, Senior Vice President, Chief Administrative Officer, and Patti Martin, Vice President, Human Resources Manager, are also ex officio members of the Compensation Committee.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for Mark D. Gainer, the Corporation’s Chairman, Chief Executive Officer and President; Stephen D. Staman, Vice President and Michael D. Peduzzi, Chief Financial Officer and Treasurer. These individuals are referred to as the “Named Executive Officers”.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mark D. Gainer Chairman, Chief	2010	$197,505	—	—	$144,552	$8,809	(1)	$350,866
Executive Officer and President	2009	$203,414	—	—	$166,259	$8,510	(2)	$378,183
Stephen D. Staman	2010	$150,873	$1,000	—	—	$12,995	(3)	$164,868
Vice President	2009	$155,662	—	—	—	$15,752	(4)	$171,414
Michael D. Peduzzi	2010	$126,000	$5,000	—	—	$1,209	(5)	$132,209
Chief Financial Officer and Treasurer	2009	$129,769	—	—	—	$1,126	(6)	$130,895

(1)	For 2010, all other compensation includes disability insurance costs of $1,172, life insurance costs of $731, and long-term care contributions of $6,906 for Mr. Gainer’s interests.
(2)	For 2009, all other compensation includes disability insurance costs of $1,525, life insurance costs of $79, and long-term care contributions of $6,906 for Mr. Gainer’s interests.
(3)	For 2010, all other compensation includes disability insurance costs of $752, life insurance costs of $249, and country club dues of $11,994 for Mr. Staman.
(4)	For 2009, all other compensation includes disability insurance costs of $1,120, life insurance costs of $79, and country club dues of $14,553 for Mr. Staman.
(5)	For 2010, all other compensation includes disability insurance costs of $841 and life insurance costs of $368 for Mr. Peduzzi.
(6)	For 2009, all other compensation includes disability insurance costs of $968 and life insurance costs of $158 for Mr. Peduzzi.

Bonus/Incentive Pay

Bonus awards are tied to corporate performance and are available to all employees.  The Bonus award is designed to supplement base salary and align full time employees’ interests with those of shareholders.  Bonus awards are based on Union National meeting certain quarterly/annual production and project completion goals.  Project completion bonuses of $5,000 and $1,000 were paid to Mr. Peduzzi and Mr. Staman, respectively, in 2010.

Insurance Plans

The core insurance package includes health, dental, vision, disability and group life insurance coverage.  In general, executives participate in these benefits on the same basis as non-executive employees.  Mr. Gainer participates in the Group Term Replacement Plan which provides death benefits to named beneficiaries.  Mr. Gainer and his spouse also receive long term care insurance benefits whereby upon their need for long term care they will receive certain payments as defined in the policy.

Outstanding Equity Awards at December 31, 2010 Table

The following table summarizes unexercised options for the Named Executive Officers at December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Mark D. Gainer	3,150	$16.10	12/12/12
Chairman, Chief Executive Officer and President	5,250	$19.93	12/11/13
	5,250	$22.14	06/17/14
	5,000	$21.19	06/16/15
	5,000	$18.50	01/25/17
	Total – 23,650
Stephen D. Staman	1,625	$16.10	12/12/12
Vice President	1,050	$19.93	12/11/13
	2,625	$22.14	06/17/14
	2,500	$21.19	06/16/15
	3,450	$18.50	01/25/17
	Total – 11,250
Michael D. Peduzzi Chief Financial Officer and Treasurer	None	—	—

Option Exercises

No options were exercised during 2010 by a Named Executive Officer.

Supplemental Executive Retirement Plan

Union National entered into a salary continuation agreement with Mark D. Gainer, Chairman, Chief Executive Officer and President, to provide supplemental retirement income benefits when he reaches his normal retirement date of January 1, 2017. The benefits are payable for the life of Mr. Gainer. Benefits are also payable upon change in control, early termination, disability, or death. Benefit amounts will be determined by his compensation at retirement age. Benefits accrue annually, but may be reduced if termination of service occurs before the normal retirement date. The 2010 expense associated with this plan is $162,073.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreement

Union National and the Bank entered into an employment agreement with Mark D. Gainer, Chairman, Chief Executive Officer and President on January 1, 2004, and as amended December 29, 2006. Under the agreement, Mr. Gainer is eligible for bonuses, paid time off, participation in employee benefit plans, and reimbursement of business expenses.

The term of Mr. Gainer’s employment agreement is five years from the December 29, 2006 amendment date and automatically extends for an additional one year period on each annual anniversary date of the amended agreement, unless notice is given 180 days prior to the anniversary date.

The employment agreement automatically terminates if Mr. Gainer is terminated for Cause, as defined in the agreement, and all rights under the agreement will terminate with the exception of the arbitration clause. The agreement automatically terminates if Mr. Gainer terminates his employment for Good Reason, as defined in the agreement. If Mr. Gainer’s employment agreement terminates for Good Reason, he will receive the greater of (1) the compensation due for the remainder of the agreement’s terms or (2) 2.99 times his salary and benefits to be paid in 36 equal monthly installments.

The agreement automatically terminates upon Mr. Gainer’s disability, as defined in the agreement. He will receive employee benefits and 70% of his compensation until (1) he returns to work, (2) reaches age 65, (3) dies, or (4) the employment period under the agreement ends. The agreement automatically terminates if he voluntarily terminates the agreement.

If Mr. Gainer gives notice within 180 days of a Change in Control, as defined in the agreement, or his employment is terminated involuntarily, he is entitled to receive 2.99 times his current compensation to be paid in 36 equal monthly installments and to continue to receive benefits for three years. Payments to Mr. Gainer pursuant to a Change in Control will be grossed-up to accommodate for any excess tax imposed on the payments.

Change in Control is defined in Mr. Gainer’s agreement as:

1.
a sale or other transfer of ownership of forty percent (40%) or more of the total gross fair market value of the assets of Corporation and Bank to any individual, corporation, partnership, trust, or other entity or organization (a “Person”) or group of Persons acting in concert as a partnership or other group, other than a Person controlling, controlled by, or under common control with Corporation or Bank;

2.
any Person or group of Persons acting in concert as a partnership or other group, other than a Person controlling, controlled by, or under common control with Corporation or Bank, acquires ownership of stock in Corporation, that together with stock held by such Person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of Corporation, provided such Person or group did not own more than 50 percent of the total fair market value or total voting power of the stock of Corporation prior to such acquisition; or

3.
the replacement of a majority of members of Corporation’s Board of Directors over any period of one year or less by directors whose appointment or election is not endorsed by a majority of the members of the Corporation’s Board of Directors prior to the date of appointment or election.

The agreement contains noncompetition, nonsolicitation, and confidentiality provisions. If the Corporation terminates Mr. Gainer’s employment without Cause or for Cause or if Mr. Gainer terminates employment with “Good Reason”, then the noncompetition and nonsolicitation provisions continue for two (2) years after the termination of employment. If Mr. Gainer’s employment is terminated following a Change of Control, then the noncompetition and nonsolicitation provisions continue for three (3) years after termination of employment provided that the Change in Control occurs prior to December 31, 2010. If the Change in Control occurs after December 31, 2010, then the noncompetition and nonsolicitation provisions continue for two (2) years after termination of employment.

Change of Control Agreement

The Corporation has entered into a Change of Control Agreement with Michael D. Peduzzi, whereby Mr. Peduzzi will be paid eighteen (18) months of salary and bonus, if after a change of control (as defined in the agreement), Mr. Peduzzi:

1.	is terminated without cause;
2.	is reassigned to a location greater than 50 miles from his office location on the date of the Change of Control;
3.	has his annual base salary reduced; or
4.	is not provided similar benefits or they are materially reduced.

Executive Salary Continuation Agreement

The Bank entered into an Executive Salary Continuation Agreement with Mark D. Gainer.  The Agreement provides Mr. Gainer or his beneficiary(ies) with supplemental retirement benefits, as indicated below, that will be paid upon his retirement, disability, death or upon a “Change in Control”, as defined above.

Group Term Life Insurance Plan

The Bank maintains a Group Term Life Insurance Plan for certain executive officers.  The beneficiaries of each insured participant would receive approximately two (2) times the participant’s current salary plus $25,000.  In the event that the Named Executive Officer’s employment is terminated, for reasons other than a disability, the executive officer’s rights under the agreement terminate.

Stock Option Plan

The Bank has established a stock option plan whereby upon termination of employment, the Named Executive Officer may exercise the option during its remaining term for a period of three (3) months after cessation of employment.  If the Named Executive Officer’s employment is terminated as a result of a disability or death, then he or she (or his or her administrator) may exercise the option for a period of twelve (12) months after cessation of employment or death as the case may be.

Disability Plan and Benefits

In the event of the death or disability of a Named Executive Officer, in addition to the benefits listed in the charts below, each Named Executive Officer will receive benefits under the Corporation’s retirement plans, disability plan or payments under Union National’s and the Bank’s life insurance plan, as appropriate.

Upon any termination, the Named Executive Officer will receive a payment for his unused accrued vacation days.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities who owned of record or beneficially, on March 31, 2011, more than 5% of the outstanding Union National Financial Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Donegal Mutual Insurance Company 1195 River Road Marietta, PA 17547	248,999	(1)	8.14%
Loeb Partners Corporation 61 Broadway New York, NY 10006	168,750	(2)	5.52%

(1)      Based on Schedule 13D filed on April 5, 2010.
(2)      Based on Schedule 13G filed on February 14, 2011

SHARE OWNERSHIP

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of March 31, 2011, the amount and percentage of Union National common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the Corporation as a group.

Beneficial ownership of shares of Union National common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•	Voting power, which includes the power to vote or to direct the voting of the stock; or
•	Investment power, which includes the power to dispose or direct the disposition of the stock; or
•	The right to acquire beneficial ownership within 60 days after March 31, 2011.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the table below are owned directly by the reporting person.  The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.  The percentage of all Union National common stock owned by each director, nominee or executive officer is less than 1% unless otherwise indicated.
Name of Individual or Identity of Group	Beneficially Owned Shares	Options to Acquire Shares (Exercisable within 60 Days)*	Amount and Nature of Beneficial Ownership		Percent of Class if Options Exercised
Directors and Nominees
Donald Cargas, Jr.	12,200	—	12,200	(1)	—%
Kevin D. Dolan	18,415	—	18,415	(2)	—%
Mark D. Gainer	55,126	23,650	78,776	(3)	2.58%
James R. Godfrey	4,444	1,157	5,601	(4)	—%
Barry C. Huber	29,837	—	29,837	(5)	—%
Thomas J. McGrath	12,191	—	12,191	(6)	—%
William M. Nies	23,930	1,157	25,087	(7)	—%
Darwin A. Nissley	12,316	3,771	16,087	(8)	—%
Lloyd C. Pickell	30,296	2,314	32,610	(9)	1.07%
Other Named Executives
Stephen D. Staman	24,663	11,250	35,913	(10)	1.17%
Michael D. Peduzzi	5,000	—	5,000	(11)	—%

All Directors, Nominees and Executive Officers as a Group (11 persons)	228,418	43,299	271,717		8.88%

* As of March 31, 2011, the options had no intrinsic value.

(1)	Includes 1,600 shares of Common Stock held individually by Mr. Cargas and 10,600 shares of Common Stock held jointly with his spouse.

(2)
Includes 9,129 shares of Common Stock held individually by Mr. Dolan, 8,788 shares of Common Stock held in a 401(k) for the benefit of Mr. Dolan, 419 shares of Common Stock held jointly with his spouse, and 79 shares of Common Stock held in a real estate partnership of which Mr. Dolan is a partner.

(3)
Includes 3,325 shares of Common Stock held individually by Mr. Gainer, 486 shares of Common Stock held individually by his spouse, 51,315 shares of Common Stock held in an IRA, and options to purchase 23,650 shares.

(4)	Includes 1,794 shares of Common Stock held individually by Mr. Godfrey, 2,650 shares of Common Stock held in an IRA, and options to purchase 1,157 shares.

(5)	Includes 29,837 shares of Common Stock held individually by Mr. Huber.

(6)	Includes 1,782 shares of Common Stock held individually by Dr. McGrath and 10,409 shares of Common Stock held in an IRA.

(7)	Includes 23,930 shares of Common Stock held individually by Mr. Nies and options to purchase 1,157 shares.

(8)
Includes 12,086 shares of Common Stock held individually by Mr. Nissley, 115 shares of Common Stock held individually by his spouse, 115 shares of Common Stock held by his son, and options to purchase 3,771 shares.

(9)	Includes 29,823 shares of Common Stock held individually by Mr. Pickell, 473 shares of Common Stock held jointly with his spouse, and options to purchase 2,314 shares.

(10)	Includes 24,663 shares of Common Stock held individually by Mr. Staman and options to purchase 11,250 shares.

(11)	Includes 4,000 shares of Common Stock held individually by Mr. Peduzzi and 1,000 shares of Common Stock held in an IRA.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

DIRECTOR INDEPENDENCE

Currently, our Board of Directors has nine (9) members.  Following the NASDAQ Stock Market standards for independence, the following directors meet such standards for independence: Messrs. Cargas, Dolan, Godfrey, Huber, McGrath, Nissley and Pickell. This constitutes more than a majority of our Board of Directors. Only independent directors serve on our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee.  In determining the directors’ independence, the Board of Directors considered business and loan transactions between the Bank and the directors, their family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom they are associated.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

Some of Union National Financial Corporation’s directors and executive officers, their immediate family members and the companies with which they are associated were customers of, and had banking transactions with, Union National Financial Corporation’s subsidiary bank during 2010.  All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the Bank, and did not involve more than a normal risk of collectability or present other unfavorable features.  Total loans to these persons at December 31, 2010, amounted to approximately $3,494,249 or approximately 1.07% of the total loans of the financial institution.  Union National Financial Corporation’s subsidiary bank anticipates that it will enter into similar transactions in the future.

During 2010, Union National Financial Corporation paid approximately $631,677 to Lausch Lane Associates, LP of which Director Nies is a 33.3% partner.  The fees were paid for monthly rent and maintenance for the corporate offices of Union National Financial Corporation.  Fees of $108,838 were paid to the Manheim Pike Group, LP of which Director Nies is a 27% partner, for monthly rent of developed land for potential future expansion beside the corporate offices of Union National Community Bank at 570 Lausch Lane, Suite 300, Lancaster, Pennsylvania 17601.

The Board of Directors must approve all related party transactions that are significant.  The director in question is excused from the board meeting at the time the decision is made.

The table below includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above and under the section entitled “Transactions with Directors and Executive Officers” below) in reaching its determination that the directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Cargas	Yes	Software consulting services
Mr. Dolan	Yes	Loan support services
Mr. Godfrey	Yes	None
Mr. Huber	Yes	None
Dr. McGrath	Yes	None
Mr. Nissley	Yes	None
Mr. Pickell	Yes	None

In each case, the Board determined that none of the transactions above impaired the independence of the director.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees Union National’s financial reporting process on behalf of the Board of Directors.  In that connection, the Committee, along with the Board of Directors, has formally adopted an Audit Committee Charter setting forth its responsibilities.

Management has primary responsibility for the financial statements and the reporting process including the systems of internal control.  In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of Union National’s accounting principles and such other matters as are required to be discussed with the Committee by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (United States).  In addition, the Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed, with the independent auditors, the auditors’ independence from management and from Union National.  The Committee also considered the compatibility of non-audit services with the auditors’ independence.

The Committee discussed with Union National’s internal and independent auditors the overall scope and plans for their respective audits.  The Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of Union National’s internal controls and the overall quality of Union National’s financial reporting to the extent practicable.  Union National has established appropriate policies and procedures to comply with requirements of the Sarbanes-Oxley Act of 2002.  The Committee held four (4) meetings during fiscal year 2010.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission. The Committee and the Board of Directors have also approved the selection of ParenteBeard, LLC as Union National’s independent auditors for 2011.

Aggregate fees billed to Union National and the Bank by ParenteBeard, LLC (formerly Beard Miller Company, LLP) and Beard Miller Company, LLP, the independent auditors for Union National, for services rendered during the years ended December 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Audit Fees(1)	$91,048	$100,472
Audit-related fees(2)	15,000	5,250
Tax Fees(3)	11,702	10,181
All Other Fees(4)	0	1,856
Total	$117,750	$117,759

(1)
Includes professional services rendered for the audit of Union National’s annual financial statements, and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings including out-of-pocket expenses.

(2)	Includes S-4 filing in 2010 and review of the Form S-3 and Private Placement offering in 2009.
(3)	Tax fees include preparation of state and federal tax returns and tax consultations.
(4)	Assistance with Affirmative Action Plan compliance monitoring in 2009.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors except for a $5,000 pre-approved de minimus threshold.  These services may include audit services, audit related services, tax services, and other services.  The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.  Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.  In addition, the Audit Committee may also pre-approve particular services on a case by case basis.  For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

The Audit Committee is comprised of the outside directors noted below, all of whom are considered “independent” as defined in the NASDAQ listing standards.

This report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended except to the extent that Union National specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The foregoing report has been furnished by the current members of the Audit Committee.

Members of the Audit Committee

Barry C. Huber, Chairman	Darwin A. Nissley
Thomas J. McGrath	Lloyd C. Pickell

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements.
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Management’s Assessment of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

2.
The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is in the consolidated financial statements in Part II, Item  8 of this Annual Report on Form 10-K.

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

10.13	*
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

10.15	***	Stock Bonus Plan and the 2009 Stock Purchase Plan, filed December 3, 2008, and incorporated by reference to Exhibit 99.1 to Union National Financial Corporation’s current report on Form 8-K.

10.16		Formal agreement with the Comptroller of the Currency (“OCC”) and Union National Community Bank, filed August 31, 2009, as Item 8.01 to Form 8-K and incorporated by reference.

10.17
Form of stock subscription agreement for Series A Preferred Stock (Incorporated by reference to Exhibit 10.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on October 1, 2009).

10.18
Agreement and Plan of Merger among Union National Financial Corporation, Donegal Financial Services Corporation (“DFSC”) and certain affiliated entities of DFSC (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on April 23, 2010).

10.19
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

10.20
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

10.21
Amendment to the Agreement and Plan of Merger by and among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Mutual Insurance Company, Donegal Group Inc. and Union National Financial Corporation dated as of December 8, 2010 (Incorporated by reference to Exhibit 2.1 to Union National Financial Corporation’s current report on Form 8-K, filed with the Commission on December 9, 2010).

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
Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Union National Financial Corporation and in the capacities and on the dates indicated.

Date

By	/s/ Mark D. Gainer	March 31, 2011
Mark D. Gainer, Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)

By	/s/ Michael D. Peduzzi, CPA	March 31, 2011
Michael D. Peduzzi, CPA, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Donald Cargas, Jr.	March 31, 2011
Donald Cargas, Jr., Director

By	/s/ Kevin D. Dolan	March 31, 2011
Kevin D. Dolan, Director

By	/s/ James R. Godfrey	March 31, 2011
James R. Godfrey, Director

By	/s/ Barry C. Huber, CPA	March 31, 2011
Barry C. Huber, CPA, Director

By	/s/ Thomas J. McGrath, DVM	March 31, 2011
Thomas J. McGrath, DVM, Director

By	/s/ William M. Nies	March 31, 2011
William M. Nies, Director

By	/s/ Darwin A. Nissley	March 31, 2011
Darwin A. Nissley, Director

By	/s/ Lloyd C. Pickell	March 31, 2011
Lloyd C. Pickell, Director

EXHIBIT INDEX
Exhibit Number

21	Subsidiaries of Union National Financial Corporation.

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.